Form 10-K405
HARRIS BANKCORP INC
filed 1995-03-29
CIK 45729

--------------------------------------------------------------------------------

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                      1994

                                   Form 10-K
(Mark One)
   [X]          Annual Report Pursuant To Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                                 [Fee Required]

For the fiscal year ended December 31, 1994       Commission file number 0-18179
--------------------------------------------------------------------------------

                                       or

   [_]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                               [No Fee Required]

                             Harris Bankcorp, Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     36-2722782
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     111 West Monroe Street, Chicago, Illinois                    60603
     -----------------------------------------                    -----
     (Address of principal executive offices)                  (Zip Code)


                                  312/461-2121
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $8 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All voting stock (6,667,490 shares of Common Stock, $8 par value) is owned by Bankmont Financial Corp. as a result of the September 4, 1984 merger between Harris Bankcorp, Inc. and Bank of Montreal. Bankmont Financial Corp. is a wholly-owned Delaware subsidiary of Bank of Montreal.

The Registrant meets the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and is therefore filing this Form with a reduced disclosure format.

                      Documents incorporated by reference:

                                      None
--------------------------------------------------------------------------------




Form 10-K Cross Reference Index                                                                                        Page
---------------------------------------------------------------------------------------------------------------------------
Part I        Item 1   Business......................................................................................     2
              Item 2   Properties....................................................................................     4
              Item 3   Legal Proceedings.............................................................................     4
              Item 4   Submission of Matters to a Vote of Security Holders (during the fourth quarter of 1994).......     4
---------------------------------------------------------------------------------------------------------------------------
Part II       Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.........................     4
              Item 6   Selected Financial Data.......................................................................     5
              Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.........     7
              Item 8   Financial Statements and Supplementary Data:
                       Quarterly Financial Data......................................................................    32
                       Consolidated Statement of Income..............................................................    33
                       Consolidated Statement of Condition...........................................................    34
                       Statement of Changes in Stockholder's Equity..................................................    35
                       Consolidated Statement of Cash Flows..........................................................    36
                       Notes to Financial Statements.................................................................    37
                       Explanation of Joint Independent Auditors' Reports............................................    56
                       Independent Auditors' Reports.................................................................    57
              Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    58
---------------------------------------------------------------------------------------------------------------------------
Part III      Item 10  Directors and Executive Officers of the Registrant............................................    59
              Item 12  Security Ownership of Certain Beneficial Owners and Management................................    60
---------------------------------------------------------------------------------------------------------------------------
Part IV       Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    60
---------------------------------------------------------------------------------------------------------------------------
Signatures...........................................................................................................    61
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART I

ITEM 1--BUSINESS

Business Overview

Harris Bankcorp, Inc. ("Bankcorp") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal. On October 1, 1994, Bankmont also became the parent company for Harris Bankmont, Inc. (formerly Suburban Bancorp, Inc.), a Chicago area multibank holding company with assets of $1.5 billion at December 31, 1994. The transaction added 13 banks and 30 locations in Illinois in addition to those owned by Bankcorp.

          Bankcorp provides banking, trust and other services domestically and internationally through 14 bank and 17 active nonbank subsidiaries. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; and Harris Trust Bank of Arizona. All bank subsidiaries, with the exception of Harris Trust Bank of Arizona, are located in Illinois. Nonbank subsidiaries consist of trust companies and other specialized financial services companies. The trust companies include Harris Trust Company of California, Harris Trust Company of Florida, Harris Trust Company of New York and Bank of Montreal Trust Company. They provide specialized nondeposit services, notably stock transfer and indenture trust. Other principal nonbank subsidiaries, Harris Investors Direct, Inc., a discount brokerage company, and Harris Investment Management, Inc., a registered investment adviser, are headquartered in Chicago. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

          Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, two domestic branch offices, an international banking facility and two automatic banking centers located in Chicago. Additionally, HTSB has representative offices in Los Angeles, New York and Tokyo; foreign branch offices in Nassau and London; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York.

          HTSB provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S. and abroad. Services rendered and products sold to customers include numerous types of demand, savings and time deposit accounts; negotiable certificates of deposit; various types of loans including term, real estate and those under lines of credit and revolving credit facilities; sales and purchases of foreign currencies; interest rate management products including swaps, forward rate agreements and interest rate guarantees; cash management services including lockbox and controlled disbursement processing; underwriting of municipal bonds; and financial consulting. Additionally, HTSB trades foreign currencies and a variety of debt securities for its own account and utilizes interest rate swaps, financial futures and options both to manage its risk exposure and as trading vehicles.

          HTSB's overseas activities are conducted through its representative offices, branches, an international banking facility, Bank of Montreal Trust Company (Channel Islands), Ltd., and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products.

          HTSB's Trust Department furnishes a variety of trust services to individuals, businesses, municipalities and charitable organizations. HTSB acts as trustee of personal, corporate, pension and other employee benefit trusts; serves as executor and administrator of estates; provides global custody and master trust services; and acts as stock and bond registrar and transfer agent, dividend reinvestment agent and paying agent.

Effect of Government Policies

The operations of the Corporation are affected by general economic conditions and the policies of various governmental regulatory authorities. In particular, the Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on bank borrowings, setting reserve requirements against financial institution deposits and prescribing minimum capital requirements for member banks. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for time, savings and other deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue. The effect of such policies upon the future business and earnings of the Corporation cannot accurately be predicted.

Regulation and Supervision

Bankcorp is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Note 13 to Financial Statements on page 52 of this Report provides details with respect to regulatory restrictions on dividends.

          In addition, the banking subsidiaries are subject to certain restrictions on any extensions of credit to Bankcorp and (with certain exceptions) other affiliates, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans. As a bank holding company, Bankcorp is subject to the Bank Holding Company Act of 1956, as amended, which in general limits the activities which may be engaged in by the holding company and its subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto.

          Bankcorp and its banking subsidiaries are subject to regulation by various State and Federal authorities. Applicable laws and regulations relate to reserves, deposit insurance, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, capital adequacy and other aspects of their operations. Bankcorp and its nonbank subsidiaries are affiliates of the banking subsidiaries within the meaning of the Federal Reserve Act and the Illinois Banking Act. Certain nonbank subsidiaries including the trust companies, Harris Investment Management, Inc., Harris Investors Direct, Inc. and others are subject to a variety of Federal and State regulations.

          The enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991, and the regulations adopted to implement its various provisions, have had a significant effect on commercial banks. Five capital categories ranging from "well capitalized" to "critically undercapitalized" were defined. Adequate capital is essential if a bank or thrift is to avoid the statute's prompt corrective action provisions. Interest rate risk limits were incorporated into the risk-based capital standards to ensure that banks have sufficient capital to cover their exposure. Federal regulators adopted safety and soundness standards covering operations and management, asset quality, earnings and stock valuation, and compensation. Federal regulations require establishment of annual independent audits, management's assessment of internal controls over financial reporting and compliance with designated laws and regulations, independent auditor reports and independent audit committees. A risk-based assessment system was designed for the calculation of deposit insurance premiums. Truth-in-savings regulations, loan-to-value ratios for real estate lending and standards to limit interbank exposures were adopted. The Corporation's subsidiaries are in compliance with the statute and its regulations.

Competition

Active competition exists in all principal geographic and product line areas in which the Corporation is presently engaged. Competitors include other commercial banks, investment banks, savings and loan associations, finance companies, credit unions, insurance companies, mutual funds, mortgage banks, investment managers and advisors, leasing companies, other domestic and foreign financial institutions and various nonfinancial intermediaries.

Employees

The Corporation and HTSB had full-time equivalent employees of 5,655 and 4,179, respectively, at December 31, 1994.

ITEM 2--PROPERTIES

The Corporation's headquarters and HTSB's main banking premises are located at 111 West Monroe Street, Chicago, Illinois. This bank and office building complex is comprised of three connected buildings containing a total of approximately 1,590,000 gross square feet. Approximately 54 percent of the rentable space is committed to use by HTSB. Virtually all of the remaining space in the entire building complex has been rented to tenants. HTSB holds title to this property.

          HTSB also owns its operations center. This 15-story building contains approximately 415,000 gross square feet and is totally dedicated to bank use. It is located at 311 West Monroe Street, Chicago.

          Certain banking subsidiaries, other than HTSB, individually own premises used to conduct banking business. Nonbank subsidiaries, certain divisions of HTSB and certain other subsidiaries conduct activities from leased premises.

          In 1990 and 1991, HTSB purchased air rights and a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred. For more information, see Note 5 to Financial Statements on pages 41 and 42 of this Report.

ITEM 3--LEGAL PROCEEDINGS

For information on the Corporation's legal proceedings, see Note 14 to Financial Statements on page 53 of this Report.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Stockholder during the fourth quarter of 1994.

--------------------------------------------------------------------------------
Part II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 1994, Bankcorp declared and paid approximately $34.7 million in cash dividends to Bankmont. Dividends amounting to approximately $56.6 million and $44.1 million were declared and paid to Bankmont in 1993 and 1992, respectively. The 1993 dividend included a $7.2 million dividend-in-kind related to the transfer of Harris Futures Corporation to Bankmont.

ITEM 6-SELECTED FINANCIAL DATA

Comparative Consolidated Statement of Income

                                          Harris Bankcorp, Inc. and Subsidiaries

(Fully taxable equivalent (FTE) basis, dollars in thousands except per share data)

For the Years Ended December 31                           1994        1993        1992         1991          1990          1989
----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees..........................         $594,265    $515,994    $586,000    $  727,671    $  772,650    $  772,652
Money market assets:
 Deposits at banks.............................           30,739      25,212      32,419        51,327        45,281        71,768
 Federal funds sold and securities purchased
  under agreement to resell....................           21,523      17,436      12,560        32,030        25,307        21,693
Trading account................................            2,796       6,537      21,056        16,790         9,087         3,884
Securities held to maturity....................           87,740     193,487     200,393       210,068       256,912       230,521
Securities available for sale..................          121,372           -           -             -             -             -
                                                        --------    --------    --------    ----------    ----------    ----------
 Total interest income.........................          858,435     758,666     852,428     1,037,886     1,109,237     1,100,518
                                                        --------    --------    --------    ----------    ----------    ----------
Interest Expense
Domestic deposits..............................          160,357     143,614     188,082       289,040       313,845       283,554
Foreign deposits...............................           89,645      56,558      64,544       117,289       151,826       187,848
Short-term borrowings..........................          108,485      73,043     103,988       152,253       211,505       207,041
Long-term notes................................           19,520      26,406      18,933        13,693         9,847         7,909
                                                        --------    --------    --------    ----------    ----------    ----------
 Total interest expense........................          378,007     299,621     375,547       572,275       687,023       686,352
                                                        --------    --------    --------    ----------    ----------    ----------

Net Interest Income............................          480,428     459,045     476,881       465,611       422,214       414,166
Provision for credit losses....................           45,040      62,835      77,560        79,310        58,375       112,280
                                                        --------    --------    --------    ----------    ----------    ----------
Net Interest Income after Provision for
 Credit Losses.................................          435,388     396,210     399,321       386,301       363,839       301,886
                                                        --------    --------    --------    ----------    ----------    ----------
Noninterest Income
Trust and investment management fees...........          148,094     148,809     145,091       131,149       121,000       108,971
Trading account................................             (396)      5,258      (4,499)        8,403        (1,429)        2,290
Foreign exchange...............................           19,769      24,302      25,062        14,718        19,226        13,162
Charge card....................................           37,402      36,516      36,355        41,397        35,716        26,294
Service fees and charges.......................           73,621      77,774      80,056        60,940        51,757        43,547
Gain on sales of foreign claims................                -           -      15,823             -             -             -
Securities gains (losses)......................            5,254      13,038       4,239         2,578         3,504          (413)
Other..........................................           30,700      31,391      32,902        36,254        34,297        43,467
                                                        --------    --------    --------    ----------    ----------    ----------
 Total noninterest income......................          314,444     337,088     335,029       295,439       264,071       237,318
                                                        --------    --------    --------    ----------    ----------    ----------
Noninterest Expenses
Employment.....................................          312,570     305,758     281,562       261,098       248,095       238,688
Net occupancy..................................           45,052      46,676      47,673        49,415        41,729        40,539
Equipment......................................           42,284      43,396      46,460        42,994        39,283        34,725
Deposit insurance..............................           15,684      15,047      16,586        15,101         8,107         5,227
Advertising....................................           14,991      13,528      11,667        10,343         9,359         9,362
Trust customer charge..........................           51,335           -           -             -             -             -
Writedown of property held for expansion.......                -           -      11,802             -             -             -
Work force reduction...........................                -           -           -             -        17,438             -
Other..........................................          122,212     127,682     150,223       138,624       120,163       109,627
                                                        --------    --------    --------    ----------    ----------    ----------
 Total noninterest expenses....................          604,128     552,087     565,973       517,575       484,174       438,168
                                                        --------    --------    --------    ----------    ----------    ----------
FTE pretax income..............................          145,704     181,211     168,377       164,165       143,736       101,036
Applicable income taxes........................           24,528      39,879      22,095        20,773        18,710         3,911
FTE adjustment.................................           23,830      25,489      33,029        39,324        45,007        44,831
                                                        --------    --------    --------    ----------    ----------    ----------
 Income before cumulative effect of a change
  in accounting principle......................           97,346     115,843     113,253       104,068        80,019        52,294
Cumulative effect on prior years
 (to December 31, 1992) of changing the
 accounting method for income taxes............                -       1,782           -             -             -             -
                                                        --------    --------    --------    ----------    ----------    ----------
 Net Income....................................         $ 97,346    $117,625    $113,253    $  104,068    $   80,019    $   52,294
                                                        ========    ========    ========    ==========    ==========    ==========
Per Share Statistics
Net income.....................................         $  14.60    $  17.64    $  16.99    $    15.61    $    12.00    $     7.84
Dividends......................................             5.21        8.48        6.62          7.24             -          4.80
Average shares outstanding (in thousands)......            6,667       6,667       6,667         6,667         6,667         6,667

Profitability Ratios
Net income:
 % Average total assets........................              .68%        .90%        .86%          .80%          .65%          .45%
 % Average stockholder's equity................             9.70       12.31       12.71         12.70         10.55          7.31
Number of Employees at Year-End
 (full-time equivalent basis)..................            5,655       5,792       5,528         5,401         5,274         5,356

Comparative Consolidated Statement of Condition

                                          Harris Bankcorp, Inc. and Subsidiaries

(Daily averages, dollars in thousands
except per share data)

Years Ended December 31                              1994          1993          1992          1991          1990          1989
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and demand balances due from banks.........  $ 1,173,266   $ 1,191,748   $ 1,142,354   $ 1,046,818   $ 1,118,431   $ 1,163,122
Money market assets:
 Interest-bearing deposits at banks.............      686,995       677,565       687,311       699,271       503,909       737,939
 Federal funds sold and securities purchased
  under agreement to resell.....................      536,185       522,757       338,027       560,936       308,895       226,318
Portfolio securities:
 Held to maturity...............................      963,690     2,987,053     2,782,148     2,478,347     2,664,616     2,270,453
 Available for sale.............................    2,269,171         7,213             -             -             -             -
Trading account assets..........................       39,812       110,493       250,578       189,622        95,845        43,312
Domestic loans, net of unearned income..........    7,629,399     6,988,838     7,217,339     7,297,607     6,864,662     6,462,417
Foreign office loans, net of unearned income....       43,176        55,970        76,787       110,285       152,312       220,684
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total loans...................................    7,672,575     7,044,808     7,294,126     7,407,892     7,016,974     6,683,101
Allowance for possible credit losses............     (129,377)     (131,243)     (129,739)     (124,618)     (143,470)     (179,311)
Premises and equipment..........................      223,538       228,992       239,676       240,511       218,094       199,363
Customers' liability on acceptances.............       80,813        71,844       104,498       112,204       205,371       288,989
Other assets....................................      700,675       367,954       450,640       465,729       384,647       296,416
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total assets..................................  $14,217,343   $13,079,184   $13,159,619   $13,076,712   $12,373,312   $11,729,702
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Liabilities
Demand deposits.................................  $ 2,859,643   $ 2,672,152   $ 2,346,435   $ 2,115,781   $ 2,063,854   $ 2,108,438
Interest checking deposits......................      663,598       639,377       602,529       533,783       471,053       442,494
Money market accounts...........................    1,170,181     1,235,487     1,294,723     1,202,721     1,050,441       986,482
Savings deposits and certificates...............    2,189,049     2,164,583     2,272,386     2,411,959     2,343,344     2,087,017
Other time deposits.............................      722,373       756,560       718,140       883,854       693,164       527,490
Deposits in foreign offices.....................    2,110,342     1,813,720     1,638,363     1,931,611     1,909,282     2,066,960
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total deposits................................    9,715,186     9,281,879     8,872,576     9,079,709     8,531,138     8,218,881
Short-term borrowings...........................    2,654,891     2,332,260     2,938,501     2,757,009     2,644,213     2,308,543
Acceptances outstanding.........................       80,818        73,711       104,501       112,395       205,380       288,996
Other liabilities...............................      463,736       136,862       150,854       166,244       133,506       120,546
Long-term notes.................................      298,745       298,807       202,350       141,711       100,809        77,443
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total liabilities.............................   13,213,376    12,123,519    12,268,782    12,257,068    11,615,046    11,014,409

Stockholder's equity............................    1,003,967       955,665       890,837       819,644       758,266       715,293
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total liabilities and stockholder's equity....  $14,217,343   $13,079,184   $13,159,619   $13,076,712   $12,373,312   $11,729,702
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Ratios (Percentage of total average assets)
Money market assets.............................          8.6%          9.2%          7.8%          9.6%          6.6%          8.2%
Portfolio securities and trading account assets.         23.0          23.7          23.0          20.4          22.3          19.7
Loans, net of unearned income...................         54.0          53.9          55.4          56.6          56.7          57.0
Deposits........................................         68.3          71.0          67.4          69.4          68.9          70.1
Short-term borrowings...........................         18.7          17.8          22.3          21.1          21.4          19.7
Stockholder's equity............................         7.06          7.31          6.77          6.27          6.13          6.10

Selected Year-End Data
Loans, net of unearned income...................  $ 8,229,254   $ 7,703,957   $ 7,082,861   $ 7,906,892   $ 7,882,560   $ 6,997,737
Allowance for possible credit losses............      124,734       131,676       130,123       125,091       124,829       213,347
Total assets....................................   15,331,539    13,517,834    12,729,237    14,480,907    12,481,190    12,374,355
Deposits........................................    9,919,732     9,375,871     8,776,734     9,458,878     9,300,617     8,960,304
Long-term notes.................................      298,810       298,681       298,813       200,287       100,859       100,771
Stockholder's equity............................    1,021,154     1,017,672       930,191       861,077       805,277       725,258

Year-End Stockholder's Equity per Share.........  $    153.15   $    152.63   $    139.51   $    129.15   $    120.78   $    108.78

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

1994 Compared to 1993

The Corporation's 1994 net income was $97.3 million, down 17 percent from $117.6 million in 1993. The earnings decline is primarily caused by the one-time $33.4 million after-tax charge resulting from management's decision in the second quarter of 1994 to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of Harris Trust and Savings Bank's Securities Lending unit. Excluding the effect of this charge and the favorable benefit in 1993 of a mandatory accounting change for income taxes, 1994 earnings would have increased by approximately 13%. Returns on average assets and equity in 1994 were .68 percent and 9.70 percent, respectively, compared to 1993 returns of .90 percent and 12.31 percent.

  Fully taxable equivalent ("FTE") net interest income was $480.4 million, up 5 percent from $459.0 million in 1993. Average earning assets, led by loan growth, rose 7 percent from $11.35 billion in 1993 to $12.17 billion in 1994. However, the positive effects of higher earning asset levels were somewhat offset by a narrower net interest margin, which declined to 3.95 percent in 1994 from 4.04 percent in 1993.

  Average loans increased $628 million, or 9 percent, led by increases in domestic commercial loans, installment loans and charge card outstandings. Average portfolio securities, which include securities held to maturity and securities available for sale, increased $239 million, or 8 percent to $3.23 billion, primarily reflecting increased holdings of U.S. Treasury securities. Money market assets, consisting of interest-bearing deposits at banks, Federal funds sold and reverse repurchase agreements, were up $23 million compared to 1993. Average levels of trading account assets employed decreased by $70 million year to year.

  Incremental funding for the growth in average earning assets came mainly from a $444 million increase in interest-bearing deposits and a $323 million increase in short-term borrowings. Foreign office time deposits grew by $292 million and other interest-bearing time deposits were up $169 million. Average noninterest-bearing supporting funds, primarily demand deposits and stockholder's equity, increased $51 million compared to 1993.

  The Corporation's consolidated net interest margin declined by 9 basis points to 3.95 percent. Factors causing this decline were rate compression within certain asset categories, the relative decline in noninterest-bearing funds, and sales and maturities of portfolio securities where proceeds were reinvested at slightly lower yields. Positive factors relative to a year ago included favorable retail spreads, an enrichment in the mixture of earning assets because of overall loan growth and a restructuring of the Corporation's long-term notes issued to its parent company, Bankmont Financial Corp., converting them to a floating rate structure and extending their maturities by two years.

  Total noninterest income in 1994 was $314.4 million, down $22.6 million or 7 percent from 1993. The most significant factor causing this decline resulted from sales of portfolio securities. The Corporation realized a $5.3 million net gain on the sale of certain portfolio securities during 1994, compared to a net gain of $13.0 million one year ago. Bond and financial instrument trading activities reported a $.4 million loss in 1994 compared to a $5.3 million profit in 1993. Foreign exchange income also declined from $24.3 million in 1993 to $19.8 million at year-end 1994. Service fees and charges declined $4.2 million or 5 percent from $77.8 million in 1993 to $73.6 million in 1994.

  Noninterest expenses totaled $604.1 million in 1994, up $52.0 million or 9 percent from 1993. Current year expenses contained the one-time $51.3 million (pretax) charge in the Securities Lending unit. Prior year expenses benefited from the reversal of $7.2 million of reserves previously recorded for anticipated costs of customer guarantees that were no longer necessary. Excluding both special items, expenses would have decreased by 1 percent.

  Income tax expense decreased by $13.6 million in the current year, resulting from lower pretax income. In addition, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109-Accounting for Income Taxes in the first quarter of 1993. The cumulative effect of this change, approximately $1.8 million, increased 1993 net income.

  The 1994 provision for credit losses of $45.0 million was down from $62.8 million recorded in 1993. Net loan charge-offs were also down from $61.3 million in the prior year to $52.0 million in 1994. At year-end, the allowance for possible credit losses was $124.7 million, or 1.52 percent of total loans outstanding, compared to the prior year-end allowance of $131.7 million, or 1.71 percent of loans. Total nonperforming assets declined to $94.8 million at December 31, 1994, from $113.4 million one year ago.

  At December 31, 1994, the Corporation's consolidated equity capital increased $3.5 million to $1.02 billion. The increase resulted from earnings for the prior twelve months less $59.1 million of after-tax unrealized holding losses related to the Corporation's debt and equity securities classified as available for sale, and reduced further by $34.7 million of dividends paid. The Corporation's regulatory capital leverage ratio was 7.03 percent for fourth quarter 1994 compared to 7.33 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1994, the Corporation's Tier 1 and total risk-based capital ratios were 8.86 percent and 12.49 percent, respectively, compared to respective ratios of 9.00 percent and 13.00 percent at December 31, 1993. The 1994 year-end ratios substantially exceed minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1993 Compared to 1992

The Corporation's 1993 net income was $117.6 million, up 4 percent from $113.3 million in 1992. Return on average assets in 1993 improved to .90 percent compared to .86 percent for 1992, while the return on average equity declined to
12.31 percent from 12.71 percent in 1992.

  FTE net interest income was $459.0 million, down 4 percent from $476.9 million in 1992, primarily reflecting a reduction in net interest margin from 4.21 percent to 4.04 percent. Average earning assets, totaling $11.35 billion in 1993, remained virtually unchanged from 1992.

  While overall earning asset levels remained essentially unchanged, various components did exhibit significant year-to-year fluctuations. Average portfolio securities increased $212 million, or 8 percent, to $2.99 billion, reflecting increased holdings of U.S. Treasury securities. Money market assets also grew, up $175 million compared to 1992. Offsetting these increases were reduced levels of loans and trading account securities. Average levels of trading account assets employed decreased by $140 million year to year. Average loans declined $249 million, or 3 percent compared to 1992. Loan growth, however, was very strong during the fourth quarter of 1993, with average loans for December increasing by more than $400 million or 6 percent from September levels.

  Changes also occurred between various categories of supporting liabilities. Average noninterest-bearing supporting funds increased $447 million compared to 1992, allowing a corresponding reduction in interest-bearing liabilities. Short-term borrowings declined $606 million or 21 percent to $2.33 billion, while domestic interest-bearing deposits declined by $113 million. Partially offsetting these decreases were higher levels of foreign interest-bearing deposits and long-term debt. Foreign office time deposits grew by $174 million year to year while average long-term debt rose $96 million over 1992 levels, reflecting $100 million of subordinated debt issued in the fourth quarter of 1992.

  The Corporation's consolidated net interest margin declined by 17 basis points to 4.04 percent. The narrower margin reflected competitive market conditions and relatively higher levels of lower-yielding earning assets.

  Total noninterest income in 1993 was $337.1 million, up $2.1 million or 1 percent over 1992. In 1992, the Corporation recorded a $15.8 million gain on the sale of most of its then remaining claims in Mexico and Brazil. Excluding the effect of this item, noninterest income would have increased by approximately 6 percent. Bond and financial instrument trading activities reported a $5.3 million profit in 1993 compared to a $4.5 million loss in 1992. Trust and investment management fees rose $3.7 million or 3 percent, from $145.1 million in 1992 to $148.8 million in 1993. Charge card fees of $36.5 million were essentially unchanged from the prior year. Service fees and charges declined $2.3 million to $77.8 million in 1993. In both 1993 and 1992, a portion of the revenue in this category resulted from changes in the Corporation's accounting for recognition of certain types of fees. Changes to operating systems enabled the Corporation to recognize certain types of service charge income on an accrual basis rather than on a cash basis as in prior periods. The incremental revenue associated with this change was approximately $2 million in 1993 and $8 million in 1992. Excluding the effects of these changes, service charges would have increased by approximately 5 percent in 1993. Foreign exchange income also declined slightly from record 1992 levels to $24.3 million. The Corporation realized a $13.0 million net gain on the sale of certain portfolio securities during 1993, compared to a net gain of $4.2 million in 1992.

  Noninterest expenses totaled $552.1 million in 1993, down $13.9 million or 2 percent from 1992. Expenses for 1993 benefited from the reversal of $7.2 million of reserves previously recorded for anticipated costs of customer guarantees that were no longer necessary. 1992 expenses contained a special $11.8 million charge for the writedown of land and related pre-construction expenditures originally capitalized in connection with the previously planned construction of a new operations center in Chicago. Excluding both special items, expenses would have risen by about 2 percent.

  Income tax expense rose by $17.8 million in 1993, resulting from higher pretax income and the utilization in 1992 of alternative minimum tax credits carried forward from prior periods. In addition, the Corporation adopted SFAS No. 109-Accounting for Income Taxes in the first quarter of 1993. The cumulative effect of this change, approximately $1.8 million, increased 1993 net income.

  The 1993 provision for credit losses of $62.8 million was down from $77.6 million recorded in 1992. Net loan charge-offs were also down from $72.5 million in 1992 to $61.3 million in 1993. At year-end, the allowance for possible credit losses was $131.7 million, or 1.71 percent of total loans outstanding, compared to the 1992 allowance of $130.1 million, or 1.84 percent of loans. Total nonperforming assets declined to $113.4 million at December 31, 1993, from $154.4 million one year earlier.

  At December 31, 1993, the Corporation's consolidated equity capital totaled $1.02 billion compared to $930 million at year-end 1992. The increase resulted from earnings for the prior twelve months plus $26 million of unrealized holding gains related to the Corporation's adoption of SFAS No. 115-Accounting for Certain Investments in Debt and Equity Securities, offset by $57 million of dividends paid. The Corporation's regulatory capital leverage ratio was 7.33 percent for fourth quarter 1993, compared to 7.20 percent one year earlier. At December 31, 1993, the Corporation's Tier 1 and total risk-based capital ratios were 9.00 percent and 13.00 percent, respectively, compared to respective ratios of 8.90 percent and 13.08 percent at December 31, 1992.

Net Interest Income                                                                   Harris Bankcorp, Inc. and Subsidiaries
                                                                                        1994
                                                         ----------------------------------------------------------------
                                                                                                  Interest  1994 vs. 1993
                                                                                                 ------------------------
                                                                                                      Increase (Decrease)
                                                                                                         due to change in
                                                         Average                    Average         Net  ----------------
(Fully taxable equivalent basis, dollars in millions)    Balance      Interest         Rate      Change  Volume     Rate
-------------------------------------------------------------------------------------------------------------------------
Earning Assets/Interest Income
Domestic offices:
Loans, including fees...............................     $ 7,629          $593         7.78%       $ 78     $49     $ 29
Portfolio securities:
  U.S. Treasury and Federal agency..................       2,582           143         5.53          14       9        5
  State and municipal...............................         480            58        12.09          (2)     (1)      (1)
  Other.............................................         171             8         4.85           4       4        -
                                                         -------          ----                     ----
    Total portfolio  securities.....................       3,233           209         6.47          16      16        -
Trading account assets..............................          40             3         7.02          (4)     (5)       1
Interest-bearing deposits at banks..................          12             1         8.73           -      (1)       1
Federal funds sold and securities
  purchased under agreement to resell...............         460            19         4.13           2      (1)       3
                                                         -------          ----                     ----
    Total domestic earning assets/
      interest income...............................      11,374           825         7.26          92      54       38
                                                         -------          ----                     ----

Foreign offices:
Loans, including fees...............................          43             1         1.69           -       -        -
Interest-bearing deposits at banks..................         675            30         4.40           6       2        4
Federal funds sold and securities
  purchased under agreement to resell...............          76             2         3.29           2       2        -
                                                         -------          ----                     ----
    Total foreign earning assets/
      interest income...............................         794            33         4.14           8       4        4
                                                         -------          ----                     ----

Total domestic and foreign earning
  assets/interest income............................     $12,168           858         7.05         100      58       42
                                                         =======          ----                     ----

Supporting Liabilities/Interest Expense
Domestic offices:
Interest checking deposits..........................     $   664            13         1.99           -       -        -
Money market accounts...............................       1,170            34         2.88           1      (2)       3
Savings deposits and certificates...................       2,189            82         3.78           3       1        2
Other interest-bearing time deposits................         696            31         4.42          13       7        6
                                                         -------          ----                     ----
    Total interest-bearing deposits.................       4,719           160         3.40          17       6       11
Short-term borrowings...............................       2,527           107         4.22          35      10       25
Long-term notes.....................................         299            20         6.53          (7)      -       (7)
                                                         -------          ----                     ----
    Total domestic interest-bearing
      liabilities/interest expense..................       7,545           287         3.80          45      16       29
                                                         -------          ----                     ----

Foreign offices:
Time deposits.......................................       2,072            89         4.33          33      10       23
Short-term borrowings...............................         128             2         1.35           1       -        1
                                                         -------          ----                     ----
    Total foreign interest-bearing liabilities/
      interest expense..............................       2,200            91         4.15          34      10       24
                                                         -------          ----                     ----
Total domestic and foreign interest-bearing
  liabilities/interest expense......................       9,745           378         3.88          79      26       53
Other noninterest-bearing supporting liabilities....       2,423             -            -           -       -        -
                                                         -------          ----                     ----
Total domestic and foreign supporting
  liabilities/interest expense......................     $12,168           378         3.10          79      26       53
                                                         =======          ----                     ----
Total net interest income from domestic and
  foreign offices...................................                      $480         3.95%       $ 21     $32     $(11)
                                                                          ====        =====        ====     ===     ====

1. Fully taxable equivalent adjustment

Tax-exempt interest income has been restated to a comparable taxable level. The combined statutory tax rate used for this purpose was 35 percent in 1994 and 1993, and 36.41 percent in 1992. The statutory Federal tax rate was 35 percent for 1994 and 1993, and 34 percent for 1992. On July 1, 1992, the Corporation lowered its FTE factor applied to state-exempt income in order to reflect the lack of benefit for newly generated state net operating losses.

2. Interest income

The impact of restructured and nonaccrual loans is reflected in all average balance, net interest income and related yield calculations. Average balances include restructured and nonaccrual loans. Interest income and yields on these assets reflect income recorded on a cash basis.

3. Volume and rate variances

The change in interest income/expense attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The rate variance is calculated by multiplying the annual change in rate by the prior year's volume. Any variance attributable jointly to volume and rate changes is prorated on a weighted basis between volume and rate.

                                                                            Harris Bankcorp, Inc. and Subsidiaries

                                                                                 1993
                                                       -----------------------------------------------------------
                                                                                       Interest      1993 vs. 1992
                                                                                    ------------------------------
                                                                                               Increase (Decrease)
                                                                                                  due to change in
                                                       Average            Average      Net   ---------------------
(Fully taxable equivalent basis, dollars in millions)  Balance  Interest     Rate   Change   Volume           Rate
------------------------------------------------------------------------------------------------------------------
Earning Assets/Interest Income
Domestic offices:
Loans, including fees...............................   $ 6,989      $515     7.37%    $(68)    $(18)          $(50)
Portfolio securities:
  U.S. Treasury and Federal agency..................     2,422       129     5.33       (6)      12            (18)
  State and municipal...............................       485        60    12.30       (1)       -             (1)
  Other.............................................        87         4     5.02        -        -              -
                                                       -------      ----              ----
    Total portfolio securities......................     2,994       193     6.46       (7)      14            (21)
Trading account assets..............................       110         7     5.92      (14)      (9)            (5)
Interest-bearing deposits at banks..................        38         1     3.72       (1)      (1)             -
Federal funds sold and securities
  purchased under agreement to resell...............       499        17     3.36        5        6             (1)
                                                       -------      ----              ----
    Total domestic earning assets/
      interest income...............................    10,630       733     6.90      (85)       1            (86)
                                                       -------      ----              ----

Foreign offices:
Loans, including fees...............................        56         1     1.27       (2)      (1)            (1)
Interest-bearing deposits at banks..................       640        24     3.72       (7)       -             (7)
Federal funds sold and securities
  purchased under agreement to resell...............        24         1     2.76        -        -              -
                                                       -------      ----              ----
    Total foreign earning assets/
      interest income...............................       720        26     3.50       (9)      (1)            (8)
                                                       -------      ----              ----

Total domestic and foreign earning
  assets/interest income............................   $11,350       759     6.68      (94)      (1)           (93)
                                                       =======      ----              ----

Supporting Liabilities/Interest Expense
Domestic offices:
Interest checking deposits..........................   $   639        13     1.99       (3)       1             (4)
Money market accounts...............................     1,235        33     2.64      (10)      (2)            (8)
Savings deposits and certificates...................     2,165        80     3.69      (26)      (5)           (21)
Other interest-bearing time deposits................       528        18     3.48       (5)       8            (13)
                                                       -------      ----              ----
    Total interest-bearing deposits.................     4,567       144     3.14      (44)       5            (49)
Short-term borrowings...............................     2,256        72     3.18      (30)     (20)           (10)
Long-term notes.....................................       299        26     8.84        7        8             (1)
                                                       -------      ----              ----
    Total domestic interest-bearing
      liabilities/interest expense..................     7,122       242     3.39      (67)     (15)           (52)
                                                       -------      ----              ----

Foreign offices:
Time deposits.......................................     1,780        57     3.18       (8)       8            (16)
Short-term borrowings...............................        76         1     1.73       (1)       -             (1)
                                                       -------      ----              ----
    Total foreign interest-bearing liabilities/
      interest expense..............................     1,856        58     3.12       (9)       8            (17)
                                                       -------      ----              ----
Total domestic and foreign interest-bearing
  liabilities/interest expense......................     8,978       300     3.34      (76)      (7)           (69)
Other noninterest-bearing supporting liabilities....     2,372         -        -        -        -              -
                                                       -------      ----              ----
Total domestic and foreign supporting
  liabilities/interest expense......................   $11,350       300     2.64      (76)       -            (76)
                                                       =======      ----              ----
Total net interest income from domestic and
  foreign offices...................................                $459     4.04%    $(18)    $ (1)          $(17)
                                                                    ====    =====     ====     ====           ====










                                                                Harris Bankcorp, Inc. and Subsidiaries

                                                                                  1992
                                                                 -------------------------------------




                                                                 Average                       Average
(Fully taxable equivalent basis, dollars in millions)            Balance        Interest          Rate
------------------------------------------------------------------------------------------------------
Earning Assets/Interest Income
Domestic offices:
Loans, including fees...............................             $ 7,217            $583          8.08%
Portfolio securities:
  U.S. Treasury and Federal agency..................               2,215             135          6.10
  State and municipal...............................                 490              61         12.46
  Other.............................................                  77               4          5.54
                                                                 -------            ----
    Total portfolio securities......................               2,782             200          7.20
Trading account assets..............................                 251              21          8.40
Interest-bearing deposits at banks..................                  47               2          3.53
Federal funds sold and securities
  purchased under agreement to resell...............                 313              12          3.79
                                                                 -------            ----
    Total domestic earning assets/
      interest income...............................              10,610             818          7.71
                                                                 -------            ----

Foreign offices:
Loans, including fees...............................                  77               3          3.36
Interest-bearing deposits at banks..................                 640              31          4.80
Federal funds sold and securities
  purchased under agreement to resell...............                  25               1          2.83
                                                                 -------            ----
    Total foreign earning assets/
      interest income...............................                 742              35          4.59
                                                                 -------            ----

Total domestic and foreign earning
  assets/interest income............................             $11,352             853          7.51
                                                                 =======            ----

Supporting Liabilities/Interest Expense
Domestic offices:
Interest checking deposits..........................             $   603              16          2.70
Money market accounts...............................               1,295              43          3.28
Savings deposits and certificates...................               2,272             106          4.68
Other interest-bearing time deposits................                 510              23          4.54
                                                                 -------            ----
    Total interest-bearing deposits.................               4,680             188          4.02
Short-term borrowings...............................               2,871             102          3.57
Long-term notes.....................................                 202              19          9.36
                                                                 -------            ----
    Total domestic interest-bearing
      liabilities/interest expense..................               7,753             309          3.99
                                                                 -------            ----

Foreign offices:
Time deposits.......................................               1,606              65          4.02
Short-term borrowings...............................                  68               2          2.23
                                                                 -------            ----
    Total foreign interest-bearing liabilities/
      interest expense..............................               1,674              67          3.95
                                                                 -------            ----
Total domestic and foreign interest-bearing
  liabilities/interest expense......................               9,427             376          3.98
Other noninterest-bearing supporting liabilities....               1,925               -             -
                                                                 -------            ----
Total domestic and foreign supporting
  liabilities/interest expense......................             $11,352             376          3.30
                                                                 =======            ----
Total net interest income from domestic and
  foreign offices...................................                                $477         4.21%
                                                                                    ====        =====

Net Interest Income

Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or State income taxes, the Management's Discussion and Analysis section of this Report is prepared on an FTE basis, which, in effect, restates all tax-advantaged income to a comparable level. In 1994, the Corporation's FTE net interest income was $480 million, up 5 percent from $459 million in 1993.

  The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 1994, the Corporation's average earning assets grew 7 percent, while net interest margin decreased 9 basis points from 4.04 percent in 1993 to 3.95 percent in 1994.

  Average earning assets in 1994 totaled $12.17 billion, up $818 million, or 7 percent, from $11.35 billion in 1993. This growth is primarily the result of an increase in average loans of $628 million, or 9 percent, to $7.67 billion, led by increases in average commercial, charge card, and installment loan outstandings of $360 million (7 percent), $126 million (21 percent), and $95 million (15 percent), respectively. The growth in average loans is attributable to both a growing demand for credit in the U.S. economy and an aggressive marketing effort by the Corporation, including the establishment of a new Small Business Lending Rate. In January 1994, the Corporation's subsidiary banks introduced a new Small Business Lending Rate, in effect a new "prime rate" for small businesses with total credit facilities of $500,000 or less, which tracks one-half percent below the Wall Street Journal prime until at least January 1996. Additional factors contributing to average loan growth were the success of a large solicitation in June 1994 to transfer existing charge card outstandings from other competitive charge card providers and increased auto loan volume at Harris Bank Barrington. Average portfolio securities increased $239 million, or 8 percent, to $3.23 billion primarily as a result of increased holdings of U.S. and Canadian Treasury securities of $256 million and $56 million, respectively. Loans and portfolio securities, as a percent of earning assets were 63.1 percent and 26.6 percent, respectively, compared to 62.1 percent and 26.4 percent, respectively, in 1993. Average federal funds sold and securities purchased under agreement to resell rose approximately 3 percent, or $13 million, year to year. These increases were partially offset by a $70 million, or 64 percent, decrease in average trading account assets.

  Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in so-called core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also depend on availability of collateral. All major categories of supporting liabilities increased year to year. Short- term borrowings rose $323 million or 14 percent from 1993 levels. Federal funds purchased and securities sold under agreement to repurchase grew $242 million, representing 75 percent of the growth in short-term borrowings. Domestic interest-bearing deposits increased $152 million, or 3 percent, from one year ago. Average foreign office time deposits totaled $2.1 billion, up 16 percent or $292 million, compared to $1.8 billion in 1993. Noninterest-bearing funds supporting earning assets increased $51 million, but declined year to year as a percentage of average supporting liabilities.

  The Corporation's consolidated net interest margin declined to 3.95 percent from 4.04 percent in the prior year. This decrease reflects rate compression within certain asset categories, the relative decline in noninterest-bearing funds and sales and maturities of portfolio securities where proceeds were reinvested at slightly lower yields. The decrease was partially offset by favorable retail spreads, an enrichment in the mixture of earning assets because of overall loan growth and a restructuring of the Corporation's long-term notes issued to its parent company, Bankmont, converting them to a floating rate structure and extending their maturities by two years.


Noninterest Income

                                                                            Increase (Decrease)  Increase (Decrease)
                                                   Years Ended December 31        1994 vs. 1993        1993 vs. 1992
                                        ----------------------------------  ------------------   -------------------
(dollars in thousands)                      1994          1993        1992      Amount       %        Amount       %
--------------------------------------------------------------------------------------------------------------------
Trust and investment management fees..  $148,094      $148,809    $145,091    $   (715)      -      $  3,718       3
Trading account.......................      (396)        5,258      (4,499)     (5,654)   (108)        9,757       +
Foreign exchange......................    19,769        24,302      25,062      (4,533)    (19)         (760)     (3)
Charge card...........................    37,402        36,516      36,355         886       2           161       -
Service fees and charges..............    73,621        77,774      80,056      (4,153)     (5)       (2,282)     (3)
Gain on sales of foreign claims.......         -             -      15,823           -       -       (15,823)   (100)
Securities gains......................     5,254        13,038       4,239      (7,784)    (60)        8,799       +
Other.................................    30,700        31,391      32,902        (691)     (2)       (1,511)     (5)
                                        --------      --------    --------    --------              --------
  Total noninterest income............  $314,444      $337,088    $335,029    $(22,644)     (7)     $  2,059       1
                                        ========      =======     ========    ========    =====     ========     ====

Noninterest income for the year was $314.4 million in 1994, down $22.6 million or 7 percent from 1993, primarily due to lower foreign exchange income and trading account revenues, coupled with a $7.8 million reduction in net gains from the sale of debt securities.

  Charge card fees were $37.4 million in 1994, up $.9 million or 2 percent from the previous year. Increases in charge card fee income were partially offset by a change in the Corporation's accounting for assessment fees. In 1994, assessment fees approximating $2.0 million were recorded against fee income rather than expense. Trust and investment management fees were $148.1 million, remaining virtually unchanged from 1993.

  Trading account losses totaled $.4 million, down $5.7 million from the prior year when these activities reported profits of $5.3 million. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities; accordingly, prior periods are not necessarily a good indicator of future earnings. Foreign exchange revenues were $19.8 million, down $4.5 million or 19 percent from 1993, reflecting a decrease in market volatility, often a necessary ingredient for profitable foreign exchange activities. Service fees and charges were $73.6 million, down $4.2 million or 5 percent from 1993. In 1993 and 1992, a portion of the revenue in this category resulted from changes in the Corporation's accounting for recognition of certain types of fees. Changes to operating systems enabled the Corporation to recognize certain types of service charge income on an accrual basis rather than on a cash basis as in prior periods. The incremental revenue associated with this change was approximately $2 million in 1993 and $8 million in 1992. Excluding the effect of this revenue, service fees and charges would have declined by 3 percent in 1994 from 1993 and increased by 5 percent in 1993 compared to 1992. In 1994, the Corporation recorded $5.3 million of net gains from the sale of portfolio securities compared to net gains of $13.0 million in 1993 and $4.2 million in 1992. In part, these results reflected the Corporation's desire to realize gains in anticipation of rising interest rates.

Noninterest Expenses

                                                                           Increase (Decrease)    Increase (Decrease)
                                                Years Ended December 31         1994 vs. 1993          1993 vs. 1992
                                        -------------------------------   -------------------    -------------------
(dollars in thousands)                    1994         1993        1992     Amount          %       Amount         %
--------------------------------------------------------------------------------------------------------------------
Salaries and other compensation....   $246,200     $243,739    $225,788    $ 2,461          1     $ 17,951         8
Pension, profit sharing and other
 employee benefits..................    66,370       62,019      55,774      4,351          7        6,245        11
Net occupancy.......................    45,052       46,676      47,673     (1,624)        (3)        (997)       (2)
Equipment...........................    42,284       43,396      46,460     (1,112)        (3)      (3,064)       (7)
Deposit insurance...................    15,684       15,047      16,586        637          4       (1,539)       (9)
Advertising.........................    14,991       13,528      11,667      1,463         11        1,861        16
Trust customer charge...............    51,335            -           -     51,335        100            -         -
Writedown of property held for
 expansion..........................         -            -      11,802          -          -      (11,802)     (100)
Other...............................   122,212      127,682     150,223     (5,470)        (4)     (22,541)      (15)
                                      --------     --------    --------    -------                 -------
  Total noninterest expenses........  $604,128     $552,087    $565,973    $52,041          9     $(13,886)       (2)
                                      ========     ========    ========    =======       ====     ========      ====

Noninterest expenses totaled $604.1 million, up $52.0 million or 9 percent from 1993. During the 1994 second quarter, the Corporation recorded a $51.3 million one-time charge to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of HTSB's Securities Lending unit. In 1993, $7.2 million of reserves previously recorded for anticipated costs of customer guarantees were reversed because they were no longer necessary. Excluding the effect of these two items, 1994 noninterest expenses would have decreased approximately 1 percent or $6.5 million from the previous year.

  The aforementioned charge in the second quarter of 1994 resulted from investments of cash collateral managed by HTSB as agent for certain of its institutional trust customers in its Securities Lending Unit. The investments consisted of floating rate mortgage-backed securities with caps on interest ranging from 8.5 percent to 10 percent. HTSB's Securities Lending unit had invested in these types of securities on behalf of customers since 1991, with the total positions growing to $2.3 billion (representing about one-third of total customer positions) by the second quarter of 1994. HTSB management believed that the securities satisfied customer guidelines at the time of their acquisition. All securities were AAA rated and the interest returns were tied to movements in LIBOR. As of March 31, 1994 and December 31, 1993, HTSB had no reason to believe that there were either imbedded customer losses on these securities or that they violated customer guidelines for appropriate investments. Subsequent to March 31, 1994, rising short-term rates substantially extended the average duration of the securities. At that point, customers had an exposure to long-term securities in portfolios that should be kept relatively short. Given customer expectations and a concern that further rate increases could have a disproportionate negative impact on market values, HTSB made a decision to eliminate all the mortgage-backed securities from these customer accounts and absorb the full loss on behalf of customers. Of the approximately $2.3 billion outstanding, one-third was sold into the market place while the remaining two-thirds were sold to the Corporation's ultimate parent, Bank of Montreal. Sales prices were determined based on available market quotations, which resulted in a loss approximating $51.3 million ($33.4 million after-tax). Prior to June 30, 1994 all mortgage-backed securities that had been included in this portfolio were disposed of and neither HTSB nor its customers were at risk for subsequent declines in the market value of those securities.

  Net occupancy costs were $45.1 million, down $1.6 million or 3 percent from 1993, reflecting both lower rental expense and lower real estate taxes.

  Advertising expenses were $15.0 million in 1994, an increase of $1.5 million or 11 percent from 1993. Employment expenses were $312.6 million, up $6.8 million or 2% from the previous year, reflecting normal salary increases, and slightly greater incentive payments, pension costs and retiree medical expenses. In 1993, the Corporation adopted SFAS No. 106--Employer's Accounting for Postretirement Benefits Other Than Pensions, which requires the current recognition of future benefits, including retirement-related medical expenses, on behalf of existing employees. Under this pronouncement, the Corporation's retiree medical expenses totaled $7.2 million in 1994 and $6.3 million in 1993, which was more than a three-fold increase over 1992. For additional information, see Note 10 to Financial Statements on pages 49 and 50 of this Report.

  1992 noninterest expenses included an $11.8 million charge for a writedown of land related to pre-construction expenditures that were originally capitalized in connection with the previously planned construction of a new operations center in Chicago.

Income Taxes

The Corporation recorded income tax expense of $24.5 million in 1994, compared to $39.9 million in 1993, primarily due to lower (approximately $35.5 million
FTE) pretax earnings and the recognition of prior years' Federal tax benefits in 1994, partially offset by both a reduction in the current year's tax-exempt income and the revaluation of the Federal deferred tax asset in 1993 required by SFAS No. 109 for changes in tax rates. The Corporation's effective tax rate decreased to 20.1% in 1994 from 25.6% in 1993 because in 1994 tax exempt income represented a relatively greater portion of total pretax income compared to 1993.

  At December 31, 1994, the Corporation's Federal and Illinois net deferred tax assets were $59.7 million and $13.4 million, respectively. Although the Corporation has fully recognized both its Federal and Illinois deferred tax assets, realization of $8.6 million of the deferred Illinois tax asset is dependent on future Illinois taxable income. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire Federal deferred tax asset and the remaining $4.8 million of the Illinois deferred tax asset for financial reporting purposes.

  The deferred taxes reported on the Corporation's Statement of Condition at December 31, 1994 also include a $21.5 million asset for the tax effect of unrealized gains or losses associated with marking to market certain securities designated as available for sale in accordance with SFAS No. 115.

  In 1994, the Corporation generated an Illinois tax return net operating loss ("NOL") of $6 million. Based on the tax sharing agreement with other members of the unitary group, a portion of the Illinois losses generated by certain subsidiaries of the Corporation in 1992 through 1994 have been unutilized and are carried forward. The Corporation has $14.6 million of Illinois NOLs available for carryforward to 1995. If unused, these NOLs will expire in the years 1996 through 2007.

Impact of New Accounting Standards

In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. This Statement applies to all creditors and amends SFAS No. 114--Accounting By Creditors for Impairment of a Loan. The objective of these Statements is to eliminate the inconsistencies in the accounting for impaired and restructured loans by requiring, in general, that impaired loans be carried based on the present value of expected future cash flows discounted at the loan's effective interest rate. These Statements are applicable to all creditors and all types of loans, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or lower of cost or fair value, leases and debt securities. These Statements are effective for fiscal years beginning after December 15, 1994. The Corporation intends to adopt these Statements in 1995 and does not expect them to have a material effect on the Corporation's financial position or results of operations.

Return on Assets and Stockholder's Equity

Return on assets, measured by net income as a percentage of average total assets, was .68 percent in 1994 compared with .90 percent in 1993. The current year's return on assets was lower than the average return on assets of .78 percent for the five-year period ended December 31, 1994. Average stockholder's equity to average total assets provides a measure of leverage for the Corporation. Return on stockholder's equity is computed by dividing return on assets by this leverage ratio. The ratio of average stockholder's equity to average total assets was 7.06 percent in 1994 compared to 7.31 percent in 1993. For 1994, the return on stockholder's equity was 9.70 percent, down from the
12.31 percent achieved in 1993 and as compared to the 11.59 percent five-year average return for the period ended December 31, 1994. Returns on both average assets and stockholder's equity were adversely affected by the one-time $33.4 million after-tax charge related to HTSB's Securities Lending unit. Excluding this charge, return on assets would have been approximately .92 percent and return on equity would have been approximately 13.02 percent.


(Based on net income and daily averages)          Years Ended December 31          1994     1993    1992
--------------------------------------------------------------------------------------------------------
Return on assets.........................................................           .68%     .90%    .86%
Stockholder's equity as a percentage of total assets.....................          7.06     7.31    6.77
Return on stockholder's equity...........................................          9.70    12.31   12.71
Dividend payout ratio (1)................................................         35.69    48.09   38.97
Earnings retained as a percentage of stockholder's equity (2)............          6.24     6.39    7.76
Percentage growth in total average assets................................          8.70     (.61)    .63

(1) Dividends as a percent of net income.
(2) Earnings retained is defined as net income minus dividends.

Capital Position

The Corporation's equity capital of $1.02 billion at December 31, 1994, has increased significantly from five years earlier when equity capital amounted to $725 million. Growth has come exclusively from the retention of earnings. During 1994, Bankcorp declared and paid $34.7 million of cash dividends. During 1993 and 1992, dividends declared and paid amounted to $56.6 million and $44.1 million, respectively. Included in 1993 dividends were cash dividends of $49.4 million and a $7.2 million dividend-in-kind related to the transfer of Harris Futures Corporation to Bankmont. During 1994, the Corporation's equity capital was reduced by $59.1 million of after-tax unrealized holding losses related to the Corporation's debt and equity securities classified as available for sale. During 1993, equity capital was increased by $26.4 million of after-tax unrealized holding gains. Average consolidated equity capital for 1994 was $1.0 billion, compared with the 1993 average of $956 million and the 1992 average of $891 million.

  Bankcorp's double leverage ratio, which is the Bankcorp-only net equity investment in bank and nonbank subsidiaries as a percentage of its equity capital, was 101 percent at December 31, 1994, down from 102 percent at December 31, 1993. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital. The year-to-year decrease in Bankcorp's double leverage ratio reflects higher levels of year-end capital for the Corporation.

Risk-Based Capital

U.S. banking regulators have issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. Bankcorp, as a U.S. bank holding company, and HTSB, as a state-member bank, must each adhere to the guidelines of the Federal Reserve Board (the "Board"), which are not significantly different than those published by other U.S. banking regulators. Effective December 31, 1992, the guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

  Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. At year-end 1994, the portion of the allowance for possible credit losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.86 percent and 12.49 percent, respectively, at December 31, 1994.

  The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions, including those experiencing or anticipating significant growth, are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The Corporation's Tier 1 leverage ratio was 7.03 percent for fourth quarter 1994 and 7.33 percent for fourth quarter 1993.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at December 31, 1994, all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 1994, the highest capital category.

  In February 1993, the Board revised the capital adequacy guidelines by further restricting the inclusion of intangible assets in Tier 1 capital. Purchased mortgage servicing rights and the premium on purchased credit card relationships are, in general, included with (i.e., not deducted from) Tier 1 capital provided that, in the aggregate, they do not exceed a limit of 50 percent of Tier 1 capital. In addition, intangibles from purchased credit card relationships may not exceed a sublimit of 25 percent of Tier 1 capital. All other intangibles (including core deposit premiums), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. The previous requirement to deduct all goodwill from Tier 1 capital is unchanged. At December 31, 1994, the Corporation's intangible assets totaled $47.8 million, including approximately $1.1 million of intangibles excluded under the new rules and an additional $19 million of goodwill excluded under 1992 guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.85 percent for the fourth quarter of 1994.

  In September 1993, U.S. banking regulators proposed adding an additional element to risk-based capital rules which would essentially require financial institutions with levels of interest-rate risk above a specified threshold amount to maintain higher capital levels. Based on the proposed rules, management does not expect any of the Corporation's banking subsidiaries to be subject to these higher capital requirements.

  Effective January 17, 1995, the Board issued amendments to its risk-based capital guidelines for state member banks regarding concentration of credit risk and risks of nontraditional activities. The guidelines now explicitly identify these items, as well as an institution's ability to manage them, as important factors in assessing the institution's overall capital adequacy. The Corporation does not expect this amendment to have a significant effect on its assessment of capital adequacy.

  The Board further amended risk-based capital guidelines relating to deferred tax assets. Effective April 1, 1995, deferred tax assets included in Tier 1 capital are limited to the amount of taxable income that an institution expects to realize within one year of its quarter-end report date or 10 percent of Tier 1 capital, whichever is less. Deferred tax assets that can be realized from taxes paid in prior carryback years are generally not limited. The Corporation does not expect this amendment to have a material impact on its risk-based capital ratios.

  As of December 31, 1993 the Corporation adopted SFAS No. 115--Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires an adjustment to stockholder's equity for the tax effected unrealized gain or loss associated with marking to market securities designated as available for sale. Effective December 31, 1994, the Board amended its risk-based capital guidelines to exclude net unrealized holding gains (losses) from Tier 1 capital with the exception of unrealized depreciation of marketable equity securities, which will continue to be deducted from Tier 1 capital. Net unrealized holding gains (losses) excluded for risk-based capital purposes amounted to $(32.7) million and $26.4 million at December 31, 1994 and 1993, respectively.

  The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years.


(dollars in thousands)                 December 31              1994             1993            1992
-----------------------------------------------------------------------------------------------------
Ending assets.....................................       $15,331,539      $13,517,834     $12,729,237
                                                         ===========      ===========     ===========
Average assets (fourth quarter)...................       $14,668,264      $13,233,445     $12,615,177
                                                         ===========      ===========     ===========
Risk-based on-balance-sheet assets................       $ 9,078,759      $ 8,293,915     $ 7,819,015
Risk-based off-balance-sheet assets...............         2,580,005        2,462,117       2,366,083
                                                         -----------      -----------     -----------
 Total risk-based assets..........................       $11,658,764      $10,756,032     $10,185,098
                                                         ===========      ===========     ===========
Tier 1 capital....................................       $ 1,033,481      $   968,386     $   906,445
Supplementary capital.............................           423,254          430,071         425,627
                                                         -----------      -----------     -----------
 Total capital....................................       $ 1,456,735      $ 1,398,457     $ 1,332,072
                                                         ===========      ===========     ===========
Tier 1 leverage ratio.............................              7.03%            7.33%           7.20%
Risk-based ratios:
 Tier 1...........................................              8.86%            9.00%           8.90%
 Total............................................             12.49%           13.00%          13.08%

Liquidity And Sources of Funds

Summary

Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit requirements. One of the principal obligations of the banking system, and individual banks, is to provide for the legitimate credit demands of customers. The liquidity of the banking system as a whole may be viewed as the ability of the system to satisfy aggregate credit demand; however, individual banks experience changes in liquidity resulting from interbank transfers of deposits which do not affect the liquidity of the banking system. Therefore, liquidity management within individual banks must deal with the potential for greater volatility of net deposit flows which have little or no impact on the banking system itself.

     The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer credit demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements.

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 29 percent of the Corporation's total assets and amounted to $4.43 billion at December 31, 1994 compared to liquid assets of $4.64 billion or approximately 34 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. Additionally, in December 1994, HTSB distributed an offering circular which described its capability to offer, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years as selected by the initial purchaser and agreed to by HTSB. The notes are being offered and sold only to institutional investors. No short-term or medium-term notes were outstanding at 1994 year-end. As of February 28, 1995, $416 million of notes were outstanding.

     The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts increased by $171 million or 3 percent during 1994. This growth in core deposits reflected increases in demand, passbook and savings deposits offset by decreases in money market accounts and savings certificates. Core deposits represented 56.6 percent of average supporting liabilities in 1994 down from 59.1 percent in 1993.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $130 million revolving credit agreement with five nonaffiliated banks that terminates on December 20, 1995. This agreement allows for extensions of its termination date, if requested by the Corporation and approved by the nonaffiliated banks. There were two such extensions in 1994. There were no borrowings under this credit facility in 1994 or 1993.

     The maintenance of an appropriate balance of maturity and interest rate sensitivity risks between assets and liabilities is an integral component of overall liquidity management. Mismatches of actual asset and liability maturities, or interest rate sensitivity of assets and liabilities, will increase the potential for profit or loss relative to changes in the general level of interest rates. Asset and liability mismatches result in the normal course of servicing customer credit and deposit requirements. The Corporation uses interest rate swaps and financial futures, as appropriate, to reduce the level of financial risk inherent in asset and liability mismatches. Gross cash flows from the Corporation's derivative positions as an end-user were not material to gross cash flows from financing and investing activities. The Corporation's Asset/Liability Management Committee monitors and adjusts its strategies in response to changing liquidity demands.

Interest Sensitivity

Interest rate sensitivity information, in the form of interest sensitivity gap schedules and simulations reflecting exposure of earnings to future changes in interest rates, is used in conjunction with other data by the Corporation's banking subsidiaries to monitor and manage their individual interest rate exposures. The Corporation uses various derivative products, including interest rate swaps, forward rate agreements, futures, options, and forward commitments to manage interest rate sensitivities corresponding to various balance sheet items, thereby modifying its exposure to changing interest rates.

                                                                                                     Repricing
                                                                                                        Period
                                                   ----------------------------------------------------------- Nonrepricing
(in millions)                   December 31, 1994  1-31 days  32-90 days  91-365 days  1-5 years  Over 5 years        Items    Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
 Loans.............................................   $6,101     $   134       $  492     $  968        $  458      $    76  $ 8,229
 Portfolio and trading account securities..........      742          46          525      2,155           243           14    3,725
 Interest-bearing deposits at banks................      254         223          280          -             -            -      757
 Federal funds sold and securities
  purchased under agreement to resell..............      404           -            -          -             -            -      404
 Other assets......................................        -           -            -          -             -        2,217    2,217
                                                      ------     -------       ------     ------        ------      -------  -------
Total assets.......................................    7,501         403        1,297      3,123           701        2,307  $15,332
                                                      ------     -------       ------     ------        ------      -------  =======
Liabilities and Stockholder's Equity
 Time deposits.....................................    1,907       1,037          732        362            15            -  $ 4,053
 Savings and interest checking deposits............    2,614           -            -          -             -            -    2,614
 Noninterest-bearing deposits......................        -           -            -          -             -        3,253    3,253
                                                      ------     -------       ------     ------        ------      -------  -------
Total deposits.....................................    4,521       1,037          732        362            15        3,253    9,920
 Federal funds purchased and securities
  sold under agreement to repurchase...............    2,611          11            4          6             -            -    2,632
 Other interest-bearing liabilities................      823         354            -          -            99            -    1,276
 Other noninterest-bearing liabilities.............        -           -            -          -             -          483      483
 Stockholder's equity..............................        -           -            -          -             -        1,021    1,021
                                                      ------     -------       ------     ------        ------      -------  -------
Total liabilities and stockholder's equity.........    7,955       1,402          736        368           114        4,757  $15,332
                                                      ------     -------       ------     ------        ------      -------  =======
 Interest sensitivity gap before net interest rate
  swaps, derivative products and forward
  commitments......................................     (454)       (999)         561      2,755           587       (2,450)
Net interest rate swaps............................      (28)        145           (6)      (111)            -            -
Derivative products and forward commitments........        -           5            -          -            (5)           -
                                                      ------     -------       ------     ------        ------      -------
 Interest sensitivity gap..........................   $ (482)    $  (849)      $  555     $2,644        $  582      $(2,450)
                                                      ======     =======       ======     ======        ======      =======
 Cumulative gap....................................              $(1,331)      $ (776)    $1,868        $2,450
                                                                 =======       ======     ======        ======

  The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 1994. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 1994, the Corporation had a cumulative negative one-year interest rate gap of $776 million. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

  In addition to gap measurements, the Corporation uses simulation modeling to measure valuation risk, risk to earnings, assets, liabilities and equity, as a result of various interest rate scenarios and balance sheet structures. Shifts in the yield curve and changes in the shape of the yield curve are among the variables considered. Limits are established for valuation risk at the individual bank and consolidated levels and actual exposure is monitored to ensure that these limits are not exceeded. At December 31, 1994, simulations indicate that for an immediate 100 basis point upward movement in interest rates, net interest income would fall by approximately $2 million over the next year compared to what it would otherwise have been, and the change in the value of contractual gap positions would be $107 million lower. Conversely, a decline in rates would have approximately the same absolute impact but in the opposite direction.

  Management believes that the Corporation is well positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

Cash Flows

Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statement of Cash Flows can be found on page 36 of this Report. This financial statement is based on period-end balances and does not reflect average investment or financing levels.

  As a bank holding company, the Corporation regularly receives and disperses large volumes of cash and cash equivalents. Since these gross numbers provide little additional information to financial statement users, the FASB permits bank holding companies to net certain cash receipts and payments in their cash flow statements. The Corporation has adopted this net presentation for loans and deposits.

  The Corporation's Consolidated Statement of Cash Flows divides its activities into three main categories: operating, investing and financing. Operating activities consist of those activities not categorized as investing or financing and generally include cash revenues and expenses associated with providing services to customers. Investing cash flows are defined as those arising from the acquisition or disposal of fixed assets, subsidiaries, loans, portfolio securities and money market assets. Financing cash flows include both infusions from and dividend payments to stockholders, along with borrowings and principal repayments to bondholders or other creditors.

  Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and for trading purposes be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's generated cash flows from operations. Excluding net changes in loans held for sale and trading account assets, cash generated from operations amounted to approximately $133 million in 1994 and $221 million in 1993. The change in cash flows from operations, from year to year, was mainly due to decreases in net income before provision for credit losses and an increase in interest receivables. Year-end trading account assets decreased $14 million year to year, while loans held for sale (primarily residential mortgages) decreased $245 million. Accrued interest receivable rose $41 million reflecting growth in earning assets and higher interest rates.

  The Corporation invested new funds primarily in loans and portfolio securities. In 1994, the Corporation's investing activities utilized a total of $1.60 billion in net cash. Portfolio securities increased $611 million year to year, while loans were up $823 million. Interest bearing deposits at banks also increased $230 million in 1994.

  Financing activities, which include accepting customer deposits, purchasing Federal funds and issuing commercial paper and long-term notes, have historically been the Corporation's major source of investable funds. In 1994, financing activities provided $1.47 billion of net cash to the Corporation. The Corporation's primary source of new funds were deposits and Federal funds, which increased by $544 million and $771 million, respectively. Other short term borrowings also increased by $211 million year to year. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

  The Corporation had two significant noncash transactions. On July 1, 1993, the Corporation paid a $7.2 million dividend-in-kind to Bankmont related to the transfer of Harris Futures Corporation. On December 31, 1993, the Corporation adopted SFAS No. 115 --Accounting for Certain Investments in Debt and Equity Securities. In compliance with this Statement, portfolio securities designated as available for sale were marked to market on the Corporation's Consolidated Statement of Condition. Non-cash portions of these transactions were excluded from the Corporation's Consolidated Statement of Cash Flows.

Selected Loan Maturity Spread

Variable rate loans, excluding consumer loans, accounted for 57 percent of total loans in 1994 compared to 58 percent in 1993. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1 billion. Of these loans, $888 million or 89 percent are due within five years. Overall, the average FTE yield on total loans increased to 7.75 percent in 1994 from 7.32 percent in 1993. The Corporation's average prime rate in 1994 was 7.07 percent compared to 5.88 percent in 1993.

Type of loan, by maturity*                                                 Within    1 Through         Over
(in thousands)                                    December 31, 1994        1 year      5 years      5 years          Total
--------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural.............................    $3,868,303     $863,180     $112,641     $4,844,124
Real estate construction...........................................       151,203       24,339            -        175,542
Foreign............................................................       267,757            -            -        267,757
                                                                       ----------     --------     --------     ----------
                                                                       $4,287,263     $887,519     $112,641     $5,287,423
                                                                       ==========     ========     ========     ==========
Loans with:
 Predetermined interest rates......................................    $  451,887     $116,606     $ 24,146     $  592,639
 Floating interest rates...........................................     3,835,376      770,913       88,495      4,694,784
                                                                       ----------     --------     --------     ----------
                                                                       $4,287,263     $887,519     $112,641     $5,287,423
                                                                       ==========     ========     ========     ==========
*Excludes installment loans to individuals, real estate mortgages and lease financing.

Portfolio Securities

On December 31, 1993, the Corporation adopted SFAS No. 115--Accounting for Certain Investments in Debt and Equity Securities, which requires debt and marketable equity securities to be classified into three categories. Trading account securities continue to include those securities purchased for sale in the near term. The remaining securities have been segregated into "Held to Maturity" and "Available for Sale" categories. Held to maturity securities include those debt securities where a company has both the ability and positive intent to hold to maturity. All other securities are classified as available for sale, even if the company has no current intent to dispose of them. Held to maturity securities are carried at amortized historical cost while available for sale securities are carried at fair value, with net unrealized gains and losses (after-tax) reported as a separate component of equity.

  Throughout this Report the term "portfolio securities" encompasses both the held to maturity and available for sale categories. Since SFAS No. 115 does not permit restatement of prior-period information, all investment securities from 1992 are included under held to maturity for comparative purposes. At December 31, 1994, available for sale securities included $54.2 million of fair value below amortized cost and stockholder's equity included $32.7 million of unrealized (after tax effect) holding losses. Net income was not impacted by this balance sheet adjustment.

  Portfolio securities averaged $3.23 billion in 1994. On an FTE basis, interest income from portfolio securities increased $15.5 million to $209 million. The overall FTE yield on the Corporation's portfolio securities averaged 6.47 percent during 1994.

(Fully taxable equivalent yields)
(Daily averages, dollars in                                                     1994                     1993                  1992
thousands)                             Years Ended December 31      Amount     Yield         Amount     Yield       Amount    Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury.................................................  $1,620,059      6.04%    $1,363,711      6.26%   $1,156,446    7.01%
Federal agency................................................     962,144      4.69      1,057,879      4.16     1,059,036    5.09
State and municipal...........................................     479,432     12.09        485,431     12.30       489,839   12.46
Other.........................................................     171,226      4.85         87,245      5.02        76,827    5.54
                                                                ----------               ----------              ----------
 Total portfolio securities...................................  $3,232,861      6.47     $2,994,266      6.46    $2,782,148    7.20
                                                                ==========     =====     ==========     =====    ==========   =====

  The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 1994, the Corporation purchased $4,595 million of available for sale securities and $843 million of held to maturity securities, sold $146 million of available for sale securities and had $4,198 million available for sale securities and $482 million held to maturity securities mature. The aforementioned sales of portfolio securities generated a pretax net gain of $5.3 million during 1994, compared to net gains of $13.0 million in 1993 and $4.2 million in 1992. On an after-tax basis, the Corporation recorded a net gain from securities sales of $3.2 million in 1994 compared to net gains of $7.9 million in 1993 and $2.7 million in 1992. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

     The estimated market value of held to maturity securities was $1,102 million at December 31, 1994, compared to a carrying value of $1,108 million. At December 31, 1993, the estimated market value of held to maturity securities was $798 million compared to a carrying value of $747 million. See Note 2, page 40 of this Report for details on specific types of securities.

     Unrealized holding losses for available for sale securities, as of December 31, 1994, amounted to $54.2 million compared to unrealized holding gains of $43.9 million as of December 31, 1993. The change in net unrealized gains and losses of $98.1 million was due to temporary declines in market value as a result of increases in interest rates during the year, primarily for U.S. government securities.

                                                           1994                  1993                 1992
Carrying value                              -------------------    ------------------   ------------------
(dollars in thousands)        December 31       Amount        %        Amount       %       Amount       %
----------------------------------------------------------------------------------------------------------
Held to Maturity
 U.S. Treasury............................  $  536,480     14.5    $  124,340     3.9   $1,164,260    45.2
 Federal agency...........................      68,278      1.9        83,824     2.7      842,579    32.7
 State and municipal......................     466,965     12.6       475,087    15.0      486,751    18.9
 Other....................................      35,936      1.0        63,969     2.0       81,945     3.2
                                            ----------    -----    ----------   -----   ----------   -----
  Total held to maturity..................   1,107,659     30.0       747,220    23.6    2,575,535   100.0
                                            ----------    -----    ----------   -----   ----------   -----
Available for Sale
 U.S. Treasury............................   1,443,169     39.1     1,121,624    35.4            -       -
 Federal agency...........................   1,038,460     28.2     1,239,945    39.1            -       -
 State and municipal......................      11,917       .3             -       -            -       -
 Other....................................      87,747      2.4        61,726     1.9            -       -
                                            ----------    -----    ----------   -----   ----------   -----
  Total available for sale................   2,581,293     70.0     2,423,295    76.4            -       -
                                            ----------    -----    ----------   -----   ----------   -----
Total portfolio securities................  $3,688,952    100.0    $3,170,515   100.0   $2,575,535   100.0
                                            ==========    =====    ==========   =====   ==========   =====

     At year-end 1994, the weighted average maturity of the Corporation's portfolio securities was 2 years and 3 months, an increase of 2 months from the average maturity at the end of 1993. The maturity distribution of the investment portfolio at December 31, 1994, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 1994. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                                          State, Municipal
                                              U.S. Treasury           Federal Agency             and Other
(Fully taxable                                     Weighted                 Weighted              Weighted                Weighted
equivalent yields)                                  Average                  Average               Average                 Average
                                      ---------------------     --------------------    ------------------    --------------------
(dollars in thousands)  December 31      Amount       Yield         Amount     Yield      Amount     Yield        Amount     Yield
----------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
 Within 1 year.....................  $   80,496        4.54%    $   20,281      6.73%   $ 58,749     10.22%   $  159,526      6.91%
 1 to 5 years......................     455,984        6.16         44,466      6.07     279,267     12.00       779,717      8.25
 5 to 10 years.....................           -           -          3,531      6.03     114,483     11.23       118,014     11.07
 Over 10 years.....................           -           -              -         -      16,865      7.68        16,865      7.68
 No stated maturity................           -           -              -         -      33,537      6.68        33,537      6.68
                                     ----------                 ----------              --------              ----------
  Total held to maturity...........     536,480        5.91         68,278      6.27     502,901     11.12     1,107,659      8.30
                                     ----------                 ----------              --------              ----------
Available for Sale
 Within 1 year.....................     232,134        6.89        695,997      5.61      45,003      5.36       973,134      5.90
 1 to 5 years......................   1,208,553        6.19        213,690      5.80           -         -     1,422,243      6.13
 5 to 10 years.....................      39,591        6.04         29,379      5.50       2,000      6.23        70,970      5.83
 Over 10 years.....................           -           -        116,643      7.33      10,014      6.50       126,657      7.26
 No stated maturity................           -           -              -         -      42,524      5.49        42,524      5.49
                                     ----------                 ----------              --------              ----------
  Total available for sale.........   1,480,278        6.13      1,055,709      5.84      99,541      5.54     2,635,528      6.08
                                     ----------                 ----------              --------              ----------
 1994 Total........................  $2,016,758        6.08%    $1,123,987      5.86%   $602,442     10.20%   $3,743,187      6.74%
                                     ==========        ====     ==========      ====    ========     =====    ==========     =====
 1993 Total........................  $1,245,964        5.95%    $1,323,769      4.09%   $600,782      9.90%   $3,170,515      5.92%
                                     ==========        ====     ==========      ====    ========     =====    ==========     =====
1994 Average maturity..............     2 years  0 months         1 year  11 months        3 years 9 months       2 years 3 months
                                     ======================     =====================   ===================   ====================
1993 Average maturity..............     2 years  2 months         0 years 10 months        4 years 6 months       2 years 1 month
                                     ======================     =====================   ===================   ====================

  Other than securities of the U.S. Government and its agencies and corporations, at December 31, 1994, there were no portfolio securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 1994.

Deposits

Total deposits in 1994 averaged $9.72 billion, up $433 million or 5 percent over 1993. Average total deposits in foreign offices experienced the largest growth, up $297 million or 16 percent over 1993 levels. Foreign office time deposits increased 16 percent to $2.07 billion, while foreign office demand deposits grew 15 percent to $38 million. The Corporation's core deposits, consisting of demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts and savings certificates grew $171 million or 3 percent to $6.88 billion. Increases of $187 million, $59 million and $24 million in demand deposits, passbook and statement savings accounts and interest checking deposits, respectively, accounted for the growth in core deposits. Other time deposits, consisting primarily of large denomination certificates of deposits, decreased 5 percent to $722 million. Daily averages and year-to-year comparisons are summarized below.


                                                                                Increase (Decrease)  Increase (Decrease)
                                                      Years Ended December 31         1994 vs. 1993        1993 vs. 1992
                                          -----------------------------------   -------------------   ------------------
(Daily averages, dollars in  thousands)         1994         1993        1992          Amount     %      Amount        %
------------------------------------------------------------------------------------------------------------------------
Demand deposits........................   $2,859,643   $2,672,152  $2,346,435        $187,491     7   $ 325,717       14
Interest checking deposits.............      663,598      639,377     602,529          24,221     4      36,848        6
Money market accounts..................    1,170,181    1,235,487   1,294,723         (65,306)   (5)    (59,236)      (5)
Passbook and statement savings
 accounts..............................      882,507      823,193     740,184          59,314     7      83,009       11
Savings certificates...................    1,306,542    1,341,390   1,532,202         (34,848)   (3)   (190,812)     (12)
Other time deposits....................      722,373      756,560     718,140         (34,187)   (5)     38,420        5
Deposits in foreign offices............    2,110,342    1,813,720   1,638,363         296,622    16     175,357       11
                                          ----------   ----------  ----------        --------         ---------
 Total deposits........................   $9,715,186   $9,281,879  $8,872,576        $433,307     5   $ 409,303       5
                                          ==========   ==========  ==========        ========    ==   =========      ==

  Interest expense on deposits increased by $49.8 million or 25 percent in 1994 primarily because of higher effective interest rates. Interest expense on domestic deposits rose 12 percent from 1993, while interest on foreign office deposits increased by 59 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below.


Average interest rates paid      Years Ended December 31      1994   1993   1992
---------------------------------------------------------------------------------------
Interest checking deposits..............................      1.99%  1.99%  2.70%
Money market accounts...................................      2.88   2.64   3.28
Passbook and statement savings accounts.................      2.90   2.74   3.38
Savings certificates....................................      4.37   4.28   5.30
Other interest-bearing time deposits....................      4.41   3.48   4.54
Time deposits in foreign offices........................      4.33   3.18   4.02
 Total interest-bearing deposits........................      3.68   3.15   4.02
                                                              ====   ====   ====


  Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $653 million at December 31, 1994. These deposits totaled $753 million and $607 million at December 31, 1993 and 1992, respectively. During the past three years, virtually all time deposits in foreign offices were in denominations of $100,000 or more.

  The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:

Domestic office certificates of deposit (in millions)    December 31  1994   1993   1992
----------------------------------------------------------------------------------------
Maturities:
3 months or less....................................................  $358   $419   $332
3 to 6 months.......................................................   121    171    113
6 to 12 months......................................................    80     59     75
Over 12 months......................................................    94    104     87
                                                                      ----   ----   ----
 Total..............................................................  $653   $753   $607
                                                                      ====   ====   ====

Money Market Assets and Liabilities

The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, increased 2 percent to $1.22 billion in 1994 from $1.20 billion in 1993. The average yield on money market assets increased from 3.55 percent in 1993 to 4.27 percent in 1994. Interest income earned on these assets increased 23 percent to $52.3 million in 1994. At December 31, 1994, interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell totaled $757 million, $394 million and $10 million, respectively, compared to $527 million, $149 million and $353 million at year-end 1993. The decrease in securities purchased under agreement to resell was primarily the result of accommodating customers' borrowing requirements at the end of 1993.

  Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper and other short-term borrowings, represent a managed source of funds for the Corporation. During 1994, money market liabilities averaged $2.65 billion, an increase of 14 percent from 1993, when money market liabilities averaged $2.33 billion. The average rate paid on these borrowings increased from 3.13 percent in 1993 to 4.09 percent in 1994, reflecting generally higher short-term interest rates experienced by the market during 1994. At December 31, 1994, repurchase agreements totaled $1.53 billion compared to $864 million at year-end 1993, primarily reflecting a more favorable market. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal Reserve funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 1994, 1993 and 1992:

Federal funds purchased and securities sold under agreement to repurchase
(dollars in thousands)                                                                              1994         1993         1992
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of year...........................................................  $2,632,167   $1,861,061   $1,916,619
Average interest rate of outstanding borrowings at end of year..............................        5.03%        2.67%       2.99%%
Highest amount outstanding as of any month-end during the year..............................  $2,632,167   $2,157,770   $2,775,175
Daily average amount outstanding during the year............................................  $1,924,373   $1,682,289   $2,194,647
Daily average annualized rate of interest...................................................        4.13%        3.14%      3.52%%%

  Other short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 1994, 1993 and 1992:

Other short-term borrowings
(dollars in thousands)                                                                              1994         1993         1992
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of year...........................................................  $670,362     $459,192     $321,097
Average interest rate of outstanding borrowings at end of year..............................      5.56%        3.22%        3.42%
Highest amount outstanding as of any month-end during the year..............................  $670,362     $489,737     $666,433
Daily average amount outstanding during the year............................................  $435,129     $384,087     $454,705
Daily average annualized rate of interest...................................................      4.02%        3.24%        3.69%

  Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 1994, 1993 and 1992:

Commercial paper
(dollars in thousands)                                                                                  1994       1993       1992
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of year.................................................................  $306,737   $326,268   $287,145
Average interest rate of outstanding commercial paper at end of year..............................      5.08%      2.95%      3.03%
Highest amount outstanding as of any month-end during the year....................................  $306,737   $326,268   $358,775
Daily average amount outstanding during the year..................................................  $295,388   $265,884   $289,148
Daily average annualized rate of interest.........................................................      3.89%      2.93%      3.43%

Loans

Summary

In 1994, significant year-to-year loan growth occurred among the following loan categories: manufacturing and processing, public and private service industries, mortgages secured by residential property, charge card and other installment.

Distribution of Loans by Type of Borrower

(in millions)                            December 31         1994       1993       1992      1991      1990
-----------------------------------------------------------------------------------------------------------
Domestic Loans:
 Manufacturing and processing.......................     $1,065.5   $  972.9   $  983.0  $1,258.8  $1,298.2
 Public and private service industries..............      1,738.7    1,593.7    1,511.0   1,469.2   1,694.0
 Mining (including oil and gas).....................          8.0       25.2       41.1      25.0      11.3
 Farmers............................................         35.3       28.0       18.8      14.1      19.2
 Individuals (single payment).......................        394.3      371.1      488.2     441.0     394.7
 Loans to purchase and carry securities.............         62.7       92.5      115.1     115.9      85.6
 State and political subdivisions,
  including industrial revenue bonds................         37.5       53.8       77.2     110.5     140.6
 Other commercial...................................        568.4      606.8      513.2     815.0     887.5
                                                         --------   --------   --------  --------  --------
  Total Commercial..................................      3,910.4    3,744.0    3,747.6   4,249.5   4,531.1
                                                         --------   --------   --------  --------  --------

 Commercial banks...................................         14.7        7.8        7.6      41.6      53.9
 Mortgage companies.................................          4.6       14.3        6.6         -        .1
 Finance companies..................................        207.3      188.7      128.3     155.8     163.7
 Investment companies...............................         66.8       64.5       64.3     296.2     329.7
 Other financial institutions.......................        247.8      245.3      144.9      86.3      77.8
                                                         --------   --------   --------  --------  --------
  Total Financial Institutions......................        541.2      520.6      351.7     579.9     625.2
                                                         --------   --------   --------  --------  --------

  Total Brokers and Dealers.........................        392.5      448.8      345.8     346.3     183.0
                                                         --------   --------   --------  --------  --------

 Construction.......................................        175.5      197.6      193.5     199.6     205.2
 Mortgages secured by residential property..........      1,252.9    1,185.2    1,027.6   1,005.5     708.7
 Mortgages secured by commercial property...........        374.6      378.3      351.3     312.8     279.0
                                                         --------   --------   --------  --------  --------
  Total Real Estate.................................      1,803.0    1,761.1    1,572.4   1,517.9   1,192.9
                                                         --------   --------   --------  --------  --------

 Charge card........................................        898.3      708.2      638.4     703.4     774.0
 Other installment..................................        436.8      312.0      306.7     284.9     312.9
                                                         --------   --------   --------  --------  --------
  Total Installment (to individuals)................      1,335.1    1,020.2      945.1     988.3   1,086.9
                                                         --------   --------   --------  --------  --------

  Total Lease Financing.............................            -          -        1.9       4.2       6.9
                                                         --------   --------   --------  --------  --------

  Total Domestic Loans..............................      7,982.2    7,494.7    6,964.5   7,686.1   7,626.0
                                                         --------   --------   --------  --------  --------

Foreign Loans:
 Governments and official institutions..............          1.0        1.0        1.0      41.6      41.5
 Banks and other financial institutions.............        250.6      221.6      131.9     189.2     227.0
 Other, primarily commercial and industrial.........         16.2        8.1        5.4      13.8      14.7
                                                         --------   --------   --------  --------  --------
  Total Foreign Loans...............................        267.8      230.7      138.3     244.6     283.2
                                                         --------   --------   --------  --------  --------

Less unearned income................................         20.7       21.4       19.9      23.8      26.6
                                                         --------   --------   --------  --------  --------
 Loans, net of unearned income......................     $8,229.3   $7,704.0   $7,082.9  $7,906.9  $7,882.6
                                                         ========   ========   ========  ========  ========

  Average loans increased by 9 percent during 1994 compared to 1993. Daily average loans over the last five years were as follows:

(Daily averages in thousands)       Years Ended December 31        1994        1993        1992        1991        1990
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural.....................  $5,107,563  $4,762,573  $5,050,436  $5,175,816  $5,157,152
Real estate construction...................................     185,101     193,104     198,759     203,005     207,934
Real estate mortgages......................................   1,062,828     998,256     959,411     803,447     633,258
Installment................................................     418,166     318,405     306,786     308,980     300,273
Charge card................................................     740,088     613,931     619,721     696,351     553,339
Foreign....................................................     180,830     178,215     178,541     240,637     182,740
Lease financing............................................          10         798       2,678       5,685       8,235
                                                             ----------  ----------  ----------  ----------  ----------
  Total loans..............................................   7,694,586   7,065,282   7,316,332   7,433,921   7,042,931
Less unearned income.......................................      22,011      20,474      22,206      26,029      25,957
                                                             ----------  ----------  ----------  ----------  ----------
 Loans, net of unearned income.............................  $7,672,575  $7,044,808  $7,294,126  $7,407,892  $7,016,974
                                                             ==========  ==========  ==========  ==========  ==========

Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall expense. When lending to specialized industries such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $5.43 billion and $2.80 billion, respectively, of total loans at 1994 year-end.

Risk Management

Summary

In a commercial banking environment, corporate personnel must identify, quantify, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management process, which was enhanced during 1994, the Corporation strives to diversify these risks, avoid concentrations and earn returns commensurate with risks taken. The Corporation's risk management process includes continuous monitoring and review of the following classes of risk for both proprietary and fiduciary businesses, products and activities: 1) Credit risk, which is risk of loss due to obligors' or counterparties' inability or failure to repay an obligation, including loans, bonds and any other receivable; 2) Position risk, defined as risk of loss associated with taking a position or developing a concentration in an asset, including interest rate risk embedded within asset-liability positions and currency risk associated with foreign exchange contracts; 3) Liquidity risk, or risk of loss due to insufficient market size resulting in a decline in market value and/or delay in ability to liquidate an open position; 4) Operating risk, which is risk of loss resulting from inadequate systems or environments; and 5) Legal risk, or risk of loss resulting from not complying with laws, regulations or contractual commitments.

  The Corporation applies a comprehensive risk assessment framework to monitor these risks by line of business, customer and product line. The roles and relationships of the Corporation's Management Committees and of the Board of Directors' Risk Oversight Committees were defined to ensure comprehensive risk management and oversight. The Risk Management and Fiduciary Risk Management Committees are manned by senior managers from various business units of the Corporation who bring specialized expertise to bear on risk management issues. Through this risk management structure, the Corporation evaluates risks, establishes formal policies, sets risk/return parameters and reviews performance versus objectives. Management believes that effective policies, procedures, monitoring and review systems are in place to determine that risk is thoroughly and effectively analyzed, risk is well-diversified and compensation for risk is appropriately established and meets return objectives.

  Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this risk is mitigated by a number of factors (see Note 9 page 48 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business. With the national unemployment rate for the 1994 fourth quarter at 5.6 percent and projected to decline to 5.2 percent in 1995, the unemployment rate in the various states of the Midwestern region is also expected to be equal to, or lower than, the national rate due to a resurgence of traditional manufacturing. Real estate sales of existing housing in Illinois are expected to remain strong relative to many other areas of the country because of the strength of the job market and loan rates on adjustable mortgages.

  The level of credit risk inherent in the Corporation's earning assets is evidenced, in part, by nonperforming assets consisting of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to other earning assets. Assets received in satisfaction of debt are recorded by the Corporation at lower of cost or fair value. Losses of principal on nonperforming assets are charged off when, in management's opinion, the amounts are uncollectible. Interest on nonaccrual loans is recognized as income only at the time cash is received, although such interest may be applied to reduce a loan's carrying value if the collectibility of principal is in doubt. Information is reported monthly to the Board of Directors regarding restructured loans, cash-basis loans and other nonperforming assets owned, primarily real estate.

  Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Consumer loans, including charge card receivables, are charged off when 180 days past due. Accrued interest on charge card loans is reversed against interest income when principal is charged-off. Consumer loans are not normally placed on nonaccrual status. The purpose of this policy is to avoid excessive administrative costs for relatively insignificant balances. Accordingly, the effect on net income was not material.

  The Corporation extends credit to both commercial and retail customers. Lending activities are centered in those industries in which it has demonstrated expertise and specialized knowledge. All recognized risks are mitigated, to the fullest extent possible, through loan structure and the perfection of a security interest in collateral. The Corporation prescribes, within policy guidelines, specific advance rates to be used in lending against readily marketable collateral. These rates take into consideration the collateral type and the term. Other collateral advances are set to reflect the marketability and liquidation value of the collateral and normal advance rates are set by corporate policy with deviations necessitating specific documentation and approval.

  In addition to risks on earning assets, the Corporation has various commitments and contingent liabilities outstanding that are not reflected on its Statement of Condition. Examples of these "off-balance-sheet" items include foreign exchange and interest rate contracts, assets held in trust, loan commitments and letters of credit. Virtually all off-balance-sheet items must conform to the same risk review process as loans and are subject to the Corporation's preset limits on customer and product risk. Various hedging strategies are employed to reduce certain types of exposure. Management reviews the magnitude and quality of outstanding commitments and contingent liabilities.

Nonaccrual, Restructured and Past Due Loans

Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were 1.15 percent of total loans at December 31, 1994, compared with 1.47 percent at year-end 1993. All nonperforming loans are domestic.

  Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $3.9 million in 1994 compared to $3.7 million a year ago.

(dollars in thousands)                                        December 31      1994       1993       1992       1991       1990
-------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans.........................................................   $83,803   $ 91,131   $136,340   $148,210   $154,412
Restructured loans.......................................................     2,889      3,262          -        935          8
                                                                            -------   --------   --------   --------   --------
Total nonperforming loans................................................    86,692     94,393    136,340    149,145    154,420
Other assets received in satisfaction of debt............................     8,071     19,000     18,086     17,255      9,219
                                                                            -------   --------   --------   --------   --------
  Total nonperforming assets.............................................   $94,763   $113,393   $154,426   $166,400   $163,639
                                                                            =======   ========   ========   ========   ========

90-day past due loans, still accruing interest (all domestic)............   $31,071   $ 33,491   $ 37,483   $ 30,918   $ 50,042
                                                                            =======   ========   ========   ========   ========

Gross amount of interest that would have been
 recorded if all year-end nonperforming loans had
 been accruing interest at their original terms..........................   $ 5,278   $  6,292   $ 10,135   $ 13,502   $ 15,904
Interest income actually recognized......................................     1,348      2,569      4,164      3,598      5,045
                                                                            -------   --------   --------   --------   --------
Interest shortfall, before consideration of any
 income tax effect.......................................................   $ 3,930   $  3,723   $  5,971   $  9,904   $ 10,859
                                                                            =======   ========   ========   ========   ========

Nonperforming loans to total loans at year-end...........................      1.05%      1.23%      1.92%      1.89%      1.96%
Nonperforming assets to total loans at year-end..........................      1.15       1.47       2.18       2.10       2.08
                                                                            =======   ========   ========   ========   ========

Loan Concentrations

Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total residential mortgages and charge card outstandings, at December 31, 1994, the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans were domestic commercial, which totaled $3.91 billion, or 48 percent of total outstandings at year-end 1994. Most of these credits were extended to manufacturing and service-related companies. Outstandings to primary metal and other fabricated metal industries represented 25 percent of all manufacturing loans and 3 percent of total consolidated loans. The largest concentration within service-related industries was consumer wholesalers, which accounted for 39 percent of all service-related credits and 8 percent of total loans.

     Foreign loans totaled $268 million at year-end 1994, accounting for 3 percent of the Corporation's total outstandings. Further details on the Corporation's foreign loans can be found in the Foreign Outstandings section on page 25 of this Report.

     Real estate loans, including residential mortgages, totaled $1.80 billion at December 31, 1994, or 22 percent of total outstandings. Mortgages collateralized by residential property totaled $1.25 billion, or 15 percent of loans. These loans included approximately $48 million of mortgages held for sale. Commercial real estate mortgages and construction loans totaled $550 million at the end of 1994, representing 7 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found on page 26 of this Report.

     The Corporation had $369 million of aggregate commitments (including outstandings) to highly leveraged customers. Further details on these transactions can be found on pages 26 and 27 of this Report.

Foreign Outstandings

Foreign outstandings consist of loans, acceptances, interest-bearing deposits with other financial institutions and other interest-bearing investments and monetary assets. At December 31, 1994, substantially all foreign outstandings represented U.S.dollar claims. Foreign outstandings of certain countries are net of: a) written guarantees by domestic or other non-local third parties or b) the value of tangible, liquid collateral deemed realizable by the Corporation. A significant portion of the Corporation's foreign outstandings are placed with major financial institutions and governments and their agencies. The Corporation continually monitors its risk related to foreign outstandings and imposes internal limits on its foreign exposure.

     Information provided in the table on foreign outstandings is presented in accordance with guidelines of the Securities and Exchange Commission and is not intended to be indicative of prudent lending levels.

                                                                                                       Banks and    Other, Primarily
                                                                                                 Other Financial      Commercial and
1994 (in thousands)                                                                      Total      Institutions          Industrial
------------------------------------------------------------------------------------------------------------------------------------
Outstandings (including accrued interest) to one country in excess of 1% of total consolidated assets at year-end:
  Japan............................................................................   $268,617          $268,588              $   29

1993 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Outstandings (including accrued interest) to one country in excess of 1% of total consolidated assets at year-end:
  Japan............................................................................    $306,265         $303,047              $3,218

1992 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Outstandings (including accrued interest) to one country in excess of 1% of total consolidated assets at year-end:
  Japan............................................................................    $403,934         $399,809              $4,125

  At December 31, 1994, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets.

Commercial Real Estate

The commercial real estate market in certain areas of the country has historically experienced depressed conditions from time to time. Many banks with loans to borrowers in this industry have reported large increases in nonperforming assets and corresponding increases in their allowances for credit losses resulting from commercial real estate transactions. This phenomena tends to be cyclical and varies by location.

  As of December 31, 1994, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $550 million which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $16.1 million were classified as nonperforming assets representing less than 1 percent of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 1994 or 1993. Other real estate owned and other assets received in satisfaction of debt were $8.1 million at December 31, 1994, compared to $19.0 million at December 31, 1993, and comprised approximately 9 percent of total nonperforming assets. Management does not currently anticipate the need to increase its allowance for possible credit losses to reflect potential charge-offs in its commercial real estate loan portfolio.

Highly Leveraged Transactions

The Corporation, primarily through HTSB, selectively engages in highly leveraged transactions ("HLTs") by originating and participating in financings for highly leveraged customers. Such financings are generally senior and collateralized. The Corporation controls the HLT portfolio through its normal credit extension process with the goal of not materially changing the risk profile of the Corporation.

  The Corporation internally defines and manages its HLT portfolio using a total debt to assets ratio exceeding 75 percent as an initial indicator of high leverage, though other facts and circumstances of a transaction, such as typical leverage ratios in the customer's industry, may affect that judgment. All loans and letters of credit extended to a highly leveraged customer represent HLT exposure, regardless of their purpose. The following discussion of HLTs uses the Corporation's internal definition.

  All corporate credit policies are strictly applied to HLT credits. The credit analysis performed on an HLT credit must indicate strong primary debt repayment sources as well as contingency plans providing secondary sources of repayment. The primary source of expected repayment for HLTs is typically cash flow from operations. Most HLT loans are also fully collateralized either by a direct pledge of operating assets or by the stock of operating subsidiaries. Cash flows based on contingent events such as asset sales or substantial operating improvements are not treated as primary repayment sources. If, during the course of the credit review, sensitivity analysis reveals that the borrower's ability to generate future cash flows would be significantly impaired by higher interest rates, the borrower may be required to hedge a meaningful portion of its debt. Pricing guidelines require HLT relationships to earn a premium over existing minimum risk relationship return-on-asset standards.

  The Corporation manages its HLT portfolio to obtain proper portfolio quality and diversification and, to this end, all HLT credits are subject to monthly review by senior management. Aggregate commitments (including outstandings) are currently capped at $600 million. Overall, target credit outstandings are not to exceed 10 percent of total Corporation loans. At December 31, 1994, the Corporation had $238 million in loans outstanding to HLT customers, or approximately 2.9 percent of consolidated loans. Unfunded commitments were $131.2 million. Commitments, including outstandings, represented 4.5 percent of the Corporation's outstanding loans at December 31, 1994.

  The following table summarizes selected information on the Corporation's HLT loans and commitments.

                                                         December 31
                                            ------------------------
(dollars in millions)                          1994             1993
--------------------------------------------------------------------
Funded loans............................     $237.9           $220.6
Unfunded credit commitments.............      131.2            104.0
Largest single HLT loan.................       38.5             25.7

Number of HLT customers.................         23               22
Number of HLT industries................         19               18

  The following is a distribution of the Corporation's HLT loans by industry. No single industry exposure exceeds 1 percent of the Corporation's total loans.

                                                   December 31, 1994         December 31, 1993
                                            ------------------------   -----------------------
HLT distribution by industry                                % of HLT                  % of HLT
(dollars in millions)                       Outstandings   Portfolio   Outstandings  Portfolio
----------------------------------------------------------------------------------------------
Wholesale trade-durables................          $ 38.5          16%        $ 25.7         12%
Transportation equipment................            30.5          13           15.2          7
Automotive equipment....................            27.6          12           19.1          9
Wholesale products......................            25.0          11           24.8         11
Printing and publishing.................            21.2           9           21.5         10
Agricultural............................            17.1           7           10.9          5
Railway transportation..................            12.7           5           15.6          7
Paper products..........................            12.5           5           23.4         11
Wine....................................             4.3           2            9.6          4
Retail..................................             3.1           1            3.9          2
Fabricated metal products...............             2.2           1           11.8          5
Other...................................            43.2          18           39.1         17
                                                  ------         ---         ------        ---
  Total.................................          $237.9         100%        $220.6        100%
                                                  ======         ===         ======        ===

  There was 1 nonperforming HLT credit at December 31, 1994, amounting to $4.3 million or 1.8 percent of total HLT loans, compared to 2 nonperforming credits amounting to $11.7 million or 5.3 percent of HLT loans at December 31, 1993. Charge-offs on HLT loans for the year ended December 31, 1994, were $3.0 million or 1.3 percent of HLT loans. HLT charge-offs in 1993 totaled $1.5 million or .7 percent of year-end 1993 HLT outstandings.

  The Corporation does not segregate and compute an earnings contribution associated with the HLT portfolio; however, it estimates that this portfolio generated net interest income plus fees, net of actual losses, amounting to approximately $4.0 million for the year ended December 31, 1994. For 1993, the estimated comparable income totaled approximately $3.6 million. The 1994 increase in income from HLTs is attributable to a higher volume of HLT loans and commitments. Neither fees for unconsummated transactions nor syndication fees were material. In general, pricing on HLTs is higher than that of other types of commercial loans; the interest rate is generally 2.0 to 2.5 percentage points over the reference lending rate and fees typically vary between .5 and 1.0 percent of committed principal. The effect on income of a decline in HLT outstandings would depend in large part on how resources are redeployed. The Corporation estimates the reallocation of HLT assets to other types of commercial loans priced at current market prices would reduce net income by no more than 2 percent.

  While a significant increase in interest rates would increase the risk associated with HLTs, the borrowers' hedging requirements described above reduces this vulnerability. Management believes the Corporation's exposure to abnormal portfolio deterioration as a result of changing economic conditions is reduced because of the portfolio's diversification across industries and the limitation of individual customer exposures.

Provision and Allowance for Possible Credit Losses

The provision for credit losses is based upon management's estimate of potential credit losses and its evaluation of the adequacy of the allowance for possible credit losses. Factors which influence management's judgment in estimating credit losses and the adequacy of the allowance include the impact of anticipated general economic conditions, the nature and volume of the current loan portfolio, historical loss experience, the balance of the allowance in relation to total loans outstanding and the evaluation of risks associated with nonperforming loans.

  In 1994, the Corporation adopted the guidelines set forth under the December 1993 "Interagency Policy Statement on the Allowance for Loan and Lease Losses" issued by the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Federal Reserve Board. This statement outlines a methodology management should follow in order to properly measure the adequacy of the allowance for possible credit losses. It includes specific quantitative measures as well as certain subjective factors that may cause estimated credit losses to differ from historical loss experience. The quantitative measures basically require a bank to place their loans into "separate pools" with like characteristics and then measure the historical loss experience of these loan pools. In the case of "non-classified loans," it is sufficient to estimate credit losses for the upcoming 12 months. But in the case of "classified loans," the losses must be projected for the remaining effective lives of the loans. The subjective factors that should also be considered and that could potentially modify some of the conclusions reached by only looking at the quantitative measures are: significant changes in the institution's lending policies and procedures; changes in national and local business and economic conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the trend of the volume and severity of past due and classified loans; changes in the quality of the institution's loan review system; the existence and effect of any concentrations, and changes in the level of such concentrations; and the effect of external factors such as competition or any special legal or regulatory changes.

  The Corporation's aggregate allowance for possible credit losses is derived from the combination of allowances at its individual subsidiaries, primarily banks. Each subsidiary has a responsibility to maintain an adequate allowance based on an evaluation of its own loan portfolio and considering the guidelines set forth in the aforementioned interagency credit statement. Although allocations of the Corporation's allowance are made for reporting purposes, each subsidiary's individual allowance for possible credit losses is available for use against its total loan portfolio.

  On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 11 percent, 23 percent, 24 percent, 27 percent and 19 percent of the consolidated allowance for possible credit losses was represented by doubtful portions of loans at December 31, 1994, 1993, 1992, 1991 and 1990, respectively. At December 31, 1994, the Corporation had allocated $13.6 million to loans internally categorized as doubtful, compared to $29.6 million at year-end 1993.

  At December 31, 1994, the Corporation designated approximately $3.8 million of the total allowance to cover total foreign credit exposure, up slightly from $3.7 million at year-end 1993.

  During 1994, the provision for credit losses decreased to $45.0 million, compared to $62.8 million in 1993. At year-end 1994, the allowance for possible credit losses was $124.7 million, or 1.52 percent of total loans outstanding, compared to $131.7 million or 1.71 percent of total loans one year ago. The provision for credit losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible credit losses to total loans and the ratio of the allowance for possible credit losses to nonperforming loans are evaluated on a regular basis. At year-end 1994, the ratios of the allowance for possible credit losses to total loans and to nonperforming loans were 1.52% and 144%, respectively. Both ratios are acceptable when compared to peers and are adequate when considered in conjunction with the previously-mentioned criteria. Accordingly, the 1994 provision for credit losses was established, in part, to achieve these ratios.

  Net charge-offs in 1994 were $52.0 million, or .68 percent of average loans outstanding as compared to $61.3 million, or .87 percent of average loans outstanding in 1993. Net charge-offs of domestic commercial loans amounted to $24.7 million in 1994, or .48 percent of average domestic commercial loans outstanding, down from $32.9 million, or .69 percent of average domestic commercial loans outstanding in 1993. The charge card portfolio experienced net charge-offs of $21.3 million and $25.8 million in 1994 and 1993, respectively, or 2.88 percent and 4.20 percent, respectively, of average outstandings. Installment loans, including real estate mortgages, had net charge-offs of $5.9 million in 1994, or .40 percent of average outstandings, up from $2.7 million, or .20 percent of average outstandings in 1993. Over the five-year period ending December 31, 1994, combined net charge-offs were 1.16 percent of average total loans outstanding.

  The Board of Governors of the Federal Reserve System has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Federal Reserve. At December 31, 1994 and 1993, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

  To comply with the Securities and Exchange Commission's requirement to provide an allocation of the allowance, the following table sets forth the Corporation's allocation of the allowance for possible credit losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category; it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

Allocation Of The Allowance For Possible Credit Losses

                                                                                                  Loan category
                                                                                                      as a % of
(dollars in thousands)                                    Year Ended December 31, 1994   Allowance  Total Loans
---------------------------------------------------------------------------------------------------------------
Allocated Portion of Reserve:
 Commercial............................................................................   $ 55,364         65.4%
 Retail, including charge card.........................................................     41,523         31.4
 Foreign...............................................................................      3,819          3.2
 Other, primarily off-balance sheet items..............................................      5,533          N/A
                                                                                          --------
Total Allocated Portion................................................................    106,239
Unallocated Portion....................................................................     18,495          N/A
                                                                                          --------
Total..................................................................................   $124,734
                                                                                          ========

Analysis of Allowance for Possible Credit Losses

(dollars in thousands)   Years Ended December 31                 1994          1993          1992         1991         1990
---------------------------------------------------------------------------------------------------------------------------
Beginning balance...............................           $  131,676    $  130,123    $  125,091   $  124,829   $  213,347
                                                           ----------    ----------    ----------   ----------   ----------
Allowance related to acquired loans.............                   --            --            --           --        7,573
                                                           ----------    ----------    ----------   ----------   ----------
Charge-offs:
 Commercial, financial and agricultural.........               31,900        43,537        54,565       43,114       35,227
 Real estate construction.......................                   65            --            29           --           --
 Installment and real estate mortgages..........                7,581         3,446         3,414        3,460        2,654
 Charge card **.................................               30,360        35,145        39,048       44,004       24,983
 Foreign........................................                   --            --            --           --      105,341
                                                           ----------    ----------    ----------   ----------   ----------
  Total charge-offs.............................               69,906        82,128        97,056       90,578      168,205
                                                           ----------    ----------    ----------   ----------   ----------
Recoveries:
 Commercial, financial and agricultural.........                7,216        10,657         3,859        2,853        7,513
 Real estate construction.......................                   21            --            --           --           --
 Installment and real estate mortgages..........                1,646           783         1,136        1,135        1,327
 Charge card....................................                9,041         9,378         9,295        5,434        3,655
 Foreign........................................                   --            28        10,238        2,108        1,244
                                                           ----------    ----------    ----------   ----------   ----------
  Total recoveries..............................               17,924        20,846        24,528       11,530       13,739
                                                           ----------    ----------    ----------   ----------   ----------
  Net charge-offs...............................               51,982        61,282        72,528       79,048      154,466
                                                           ----------    ----------    ----------   ----------   ----------
Provisions charged (credited) to expense:
 Domestic.......................................               44,922        61,707        89,083       82,063       69,508
 Foreign........................................                  118         1,128       (11,523)      (2,753)     (11,133)
                                                           ----------    ----------    ----------   ----------   ----------
  Total provisions..............................               45,040        62,835        77,560       79,310       58,375
                                                           ----------    ----------    ----------   ----------   ----------
Ending balance..................................           $  124,734    $  131,676    $  130,123   $  125,091   $  124,829
                                                           ==========    ==========    ==========   ==========   ==========

Net loans, end of period........................           $8,229,254    $7,703,957    $7,082,861   $7,906,892   $7,882,560
                                                           ==========    ==========    ==========   ==========   ==========
Net loans, daily averages.......................           $7,672,575    $7,044,808    $7,294,126   $7,407,892   $7,016,974
                                                           ==========    ==========    ==========   ==========   ==========
Ratios:
 Net charge-offs to average
  loans outstanding*............................                  .68%          .87%          .99%        1.07%        2.20%
 Allowance for possible credit losses to
  loans outstanding (end of period).............                 1.52          1.71          1.84         1.58         1.58
 Allowance for possible credit losses to
  nonperforming loans (end of period)...........                  144           139            95           84           81
 Allowance for possible credit losses
  to nonperforming assets.......................                  132           116            84           75           76
 Net charge-offs to allowance for possible
  credit losses (beginning of period)...........                   39            47            58           63           72
                                                           ==========    ==========    ==========   ==========   ==========

 *Note: The 1990 ratio includes approximately $104 million of net charge-offs related to LDC credits. Excluding this item, the 1990 ratio was .72 percent. **Prior to 1992, the Corporation charged off past-due charge card interest to the allowance for possible credit losses. In 1994, 1993 and 1992, $2.0 million, $2.6 million and $3.0 million, respectively, of such interest was recorded as a reduction of interest income.

International Banking

Summary

International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the London and Nassau branch offices; representative offices in Los Angeles and Tokyo; Bank of Montreal Trust Company (Channel Islands), Ltd.; and Harris Bank International Corporation, a wholly-owned Edge Act subsidiary of HTSB located in New York City.

  International banking services contributed $18.0 million, or 18 percent of the Corporation's 1994 consolidated net income, compared to $18.9 million or 16 percent in 1993. International operating income increased $1.7 million, or 3 percent to $53.4 million in 1994 and represented 5 percent of the Corporation's total operating income. In 1993 and 1992, international operating income also represented 5 percent of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign assets and liabilities
(in thousands)  December 31            1994           1993             1992
---------------------------------------------------------------------------
Loans:
 Governments and official
  institutions.............      $      984       $    984       $      984
 Banks and other financial
  institutions.............         250,563        221,603          131,914
 Commercial and industrial.          15,816          6,696            3,467
 Other loans...............             394          1,378            1,903
                                 ----------       --------       ----------
  Total loans..............         267,757        230,661          138,268
                                 ----------       --------       ----------
 Allowance for possible
  credit losses............          (3,819)        (3,701)          (2,545)
                                 ----------       --------       ----------
Deposits in banks located
 outside the United States:
 Interest-bearing..........         660,083        525,329          932,482
 Other.....................          78,745         53,690           31,679
                                 ----------       --------       ----------
  Total deposits in banks..         738,828        579,019          964,161
                                 ----------       --------       ----------
Acceptances and other
 identifiable assets.......          40,018         30,289            6,194
                                 ----------       --------       ----------
  Total identifiable
   foreign assets..........      $1,042,784       $836,268       $1,106,078
                                 ==========       ========       ==========
Deposit liabilities:
 Banks located in foreign
  countries................      $  335,370       $352,042       $  178,752
 Foreign governments and
  official institutions....         100,139         21,405           50,419
 Other demand..............          39,510         29,531           22,617
 Other time and savings....         111,524         54,419           57,134
                                 ----------       --------       ----------
  Total deposit liabilities         586,543        457,397          308,922
Short-term borrowings......         249,536         53,104           60,661
Acceptances outstanding....          14,782          5,000            5,621
                                 ----------       --------       ----------
  Total identifiable
   foreign liabilities.....      $  850,861       $515,501       $  375,204
                                 ==========       ========       ==========

Geographic Distribution

As of year-end 1994, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:


International banking by domicile                   International Loans    Interest-Bearing
of obligor                                         Domestic     Foreign         Deposits at
(dollars in thousands)                              Offices     Offices               Banks             Total        %
----------------------------------------------------------------------------------------------------------------------
December 31, 1994
Continental Europe..............................   $ 32,157    $  6,784            $409,375        $  448,316       48
Pacific and Far East............................    113,266      99,794             177,208           390,268       42
United Kingdom and Ireland......................      1,000         218                   -             1,218        -
Western Hemisphere (excluding U.S. and Canada)..      7,666         984              41,000            49,650        6
Canada..........................................      5,888           -              32,500            38,388        4
                                                   --------    --------            --------        ----------      ---
 Total international banking....................   $159,977    $107,780            $660,083        $  927,840      100
                                                   ========    ========            ========        ==========      ===
December 31, 1993
Continental Europe..............................   $ 55,152    $  1,160            $205,700        $  262,012       35
Pacific and Far East............................    150,985       6,920             238,629           396,534       52
United Kingdom and Ireland......................          -       3,101              10,000            13,101        2
Western Hemisphere (excluding U.S. and Canada)..      4,410       1,008              16,000            21,418        3
Canada..........................................      7,925           -              55,000            62,925        8
                                                   --------    --------            --------        ----------      ---
 Total international banking....................   $218,472    $ 12,189            $525,329        $  755,990      100
                                                   ========    ========            ========        ==========      ===
December 31, 1992
Continental Europe..............................   $ 15,955    $  5,950            $414,501        $  436,406       41
Pacific and Far East............................     90,434           -             450,981           541,415       51
United Kingdom and Ireland......................          -       7,877                   -             7,877        1
Western Hemisphere (excluding U.S. and Canada)..          -         984              67,000            67,984        6
Canada..........................................     16,425           -                   -            16,425        1
Middle East.....................................        643           -                   -               643        -
                                                   --------    --------            --------        ----------      ---
 Total international banking....................   $123,457    $ 14,811            $932,482        $1,070,750      100
                                                   ========    ========            ========        ==========      ===

Vision 2002

The Corporation and its parent company, Bank of Montreal, have developed a joint, long-term strategic plan with the goal of becoming, over a period of 10 years, a North American financial services organization with comprehensive capabilities in both Canada and the United States. This plan, called Vision 2002, envisions Harris as one of four main operating entities within the Bank of Montreal organization, with the responsibility for serving individuals and small to mid-sized businesses in the Midwest while providing trust, cash management and special industries services nationally.

     Vision 2002 will lead to a substantially larger Bank of Montreal presence in the United States, principally focused in the Harris organization and its subsidiaries. The Corporation's services to individuals, small businesses and mid-market corporations will be expanded throughout Chicago, Illinois and neighboring states. Additionally, trust, cash management and special industries services will continue to grow nationwide.

     Over a period of 10 years, Bank of Montreal plans to invest up to $700 million in the Corporation with the purpose of expanding, through acquisition and de novo branching, its distribution network within the City of Chicago, Cook County and surrounding counties. As part of this expansion, in October 1994, Bank of Montreal and Suburban Bancorp, Inc. completed their merger. The merger was effected using Bank of Montreal stock valued at approximately $237 million. Suburban Bancorp, now known as Harris Bankmont, Inc., became a wholly-owned subsidiary of Bankmont Financial Corp. The transaction added 13 banks with 30 locations in Cook and surrounding counties, thereby doubling the number of community banks in the Chicago area and making Harris (the Corporation and Harris Bankmont, Inc.) the area's third largest community bank network. The Corporation and its sister company, Harris Bankmont, Inc., plan to open approximately 25 new branches by the end of 1996. The two-to-three year process of building a cost-effective operations and staff support infrastructure was started in 1994. The goal is to obtain North American scale advantages and reduce fixed costs. Building broad-based centers of competence within corporate services and operations will eliminate duplication, create scale efficiencies and improve quality and responsiveness. Additionally, the use of advanced technology to automate processing activities at the point of customer contact will lower costs and increase quality. To this end, the consolidation of processing functions for Harris' and Bank of Montreal's U.S.-based foreign currency operations at a single location in Montreal should be complete in 1995. The new community bank operations center, which provides centralized customer support functions, opened at 1994 year-end. Customer support functions include stop payments, overdrafts, application balancing, customer account set-up and maintenance and proofing and encoding. The center plans to consolidate all bookkeeping and proofing functions during 1995. Management believes that new and existing customers will have even better access to the wide range of services that the Corporation has built over its 113 years, as well as to the additional services it will provide in the years ahead.

Fourth Quarter 1994 Compared with Fourth Quarter 1993

Net income for the fourth quarter of 1994 was $35.6 million, up 42 percent from fourth quarter 1993 income of $25.0 million. The earnings growth is attributable primarily to an improvement in net interest income and a lower provision for credit losses. The Corporation recorded returns on average assets and average equity of .96 percent and 13.99 percent, respectively, in fourth quarter 1994, compared to returns of .75 percent and 10.14 percent in last year's fourth quarter.

     FTE net interest income was $126.8 million during the 1994 quarter, an increase of 13 percent from $112.5 million for the same quarter one year ago. Average earning assets rose $995 million or 9 percent to $12.5 billion, reflecting higher levels of portfolio securities and loans. Net interest margin, the other principal determinant of net interest income, rose from 3.89 percent in the fourth quarter of 1993 to 4.03 percent in the current year's fourth quarter, reflecting an improved mix of higher-yielding assets and the restructuring of the Corporation's borrowings from its parent, Bankmont.

     Average portfolio securities increased $288 million in fourth quarter 1994 compared to fourth quarter 1993 with the largest increase in U.S. government securities. Average loans increased $725 million in fourth quarter 1994 compared to fourth quarter 1993, with commercial loans and charge card outstandings being the strongest contributors to this growth.

     Funding for the quarter's growing asset base came from interest-bearing liabilities, which rose $1.13 billion from last year's fourth quarter. Average interest-bearing deposits increased $655 million, or 10 percent to $6.98 billion, reflecting increased time deposits in foreign offices and other, primarily wholesale, interest-bearing time deposits. Short-term borrowings were up $470 million or 20 percent. Noninterest-bearing supporting funds fell to $2.37 billion, representing 19 percent of supporting liabilities in fourth quarter 1994, down from 22 percent in the 1993 fourth quarter.

     The fourth quarter provision for credit losses of $10.5 million was down from $16.6 million provided in the fourth quarter of 1993. Net loan charge-offs during the current quarter were $12.9 million, compared to $20.0 million in the same period last year.

     Noninterest income declined $7.0 million, or 8 percent to $77.0 million. During the 1994 fourth quarter, the Corporation realized a net loss of $.4 million from the sale of certain portfolio securities compared to a $5.5 million gain in fourth quarter 1993. Trust and investment management fees, foreign exchange income and service fees and charges declined $2.1 million, $1.0 million and $.8 million, respectively. Charge card fees increased slightly quarter to quarter.

     Noninterest expenses were $139.1 million in the quarter, down 2 percent from the 1993 fourth quarter. Management has emphasized the need to limit expense growth by improving productivity and increasing discipline in controlling all types of costs.

     Income tax expense increased $5.7 million or 83 percent, quarter to quarter, reflecting higher pretax income offset somewhat by the recognition of research tax credits.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA                        Harris Bankcorp, Inc. and Subsidiaries

Quarterly Financial Data (unaudited)
Summary of Earnings and Net Interest Income

                                                               1994                            1993                            1992
                                     ------------------------------  ------------------------------  ------------------------------
(Fully taxable equivalent (FTE)
basis, dollars in millions,             4th    3rd     2nd      1st     4th     3rd     2nd     1st    4th      3rd     2nd     1st
except per share data)                 Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
-----------------------------------------------------------------------------------------------------------------------------------
Interest income....................  $237.8  $217.8  $201.3  $177.7  $179.2  $182.4  $186.7  $185.0  $186.5  $195.6  $217.6  $219.8
Interest expense...................   117.1   101.1    87.7    72.1    72.7    74.1    77.4    75.3    77.0    86.1   104.1   108.4
                                     ------------------------------  ------------------------------  ------------------------------
Net Interest Income................   120.7   116.7   113.6   105.6   106.5   108.3   109.3   109.7   109.5   109.5   113.5   111.4
FTE adjustment.....................     6.1     5.9     6.0     5.8     6.0     7.3     6.1     6.1     6.5     6.6    10.2     9.7
                                     ------------------------------  ------------------------------  ------------------------------
Net interest income--
 FTE basis.........................   126.8   122.6   119.6   111.4   112.5   115.6   115.4   115.8   116.0   116.1   123.7   121.1
Provision for credit losses........    10.5     9.0    12.0    13.4    16.6    15.5    15.3    15.5    18.6    15.4    21.7    21.9
                                     ------------------------------  ------------------------------  ------------------------------
Net Interest Income after
 Provision for Credit Losses.......   116.3   113.6   107.6    98.0    95.9   100.1   100.1   100.3    97.4   100.7   102.0    99.2
                                     ------------------------------  ------------------------------  ------------------------------
Noninterest Income
 Trust and investment
  management fees..................    36.7    36.2    37.7    37.6    38.8    36.8    37.5    35.7    40.3    35.6    35.3    34.0
 Trading account...................      .7      .1     (.1)   (1.2)     .2     1.1      .8     3.1     1.6     1.0    (3.1)   (4.0)
 Foreign exchange..................     4.3     4.0     5.2     6.2     5.3     4.1     7.8     7.1     7.5     9.4     3.3     4.8
 Charge card.......................    10.5     9.9     8.9     8.1    10.5     9.5     8.5     8.0     9.4     9.0     8.9     9.0
 Service fees and charges..........    17.7    18.5    18.5    19.0    18.5    19.6    18.9    20.8    20.0    18.0    19.0    23.0
 Gain on sales of
  foreign claims...................       -       -       -       -       -       -       -       -       -       -    15.8       -
 Securities (losses) gains.........     (.4)    2.4      .1     3.1     5.5      .3     6.9      .3     2.6      .1      .1     1.4
 Other.............................     7.5     5.1    10.3     7.7     5.2    10.7     7.9     7.6     6.5     6.6    11.0     8.8
                                     ------------------------------  ------------------------------  ------------------------------
  Total noninterest income.........    77.0    76.2    80.6    80.5    84.0    82.1    88.3    82.6    87.9    79.7    90.3    77.0
                                     ------------------------------  ------------------------------  ------------------------------
Noninterest Expenses
 Employment........................    74.1    77.2    79.6    81.7    74.5    74.3    83.7    73.2    68.7    72.6    69.0    71.2
 Net occupancy.....................    11.7    11.0    11.3    11.1    11.4    12.5    11.8    11.0    12.3    10.3    12.6    12.5
 Equipment.........................    11.2    10.4    10.0    10.7    11.5    10.6    10.9    10.4    12.5    11.5    11.5    11.0
 Deposit insurance.................     3.9     3.9     3.9     3.9     3.1     3.8     3.8     4.4     4.0     4.0     4.3     4.3
 Advertising.......................     4.3     3.6     3.6     3.5     4.5     3.2     2.9     2.9     2.7     3.0     3.0     3.0
 Trust customer charge.............       -       -    51.3       -       -       -       -       -       -       -       -       -
 Writedown of property
  held for expansion...............       -       -       -       -       -       -       -       -       -       -    11.8       -
 Other.............................    33.9    30.6    30.0    27.7    37.1    34.2    18.4    38.1    42.8    31.3    38.4    37.6
                                     ------------------------------  ------------------------------  ------------------------------
  Total noninterest expenses.......   139.1   136.7   189.7   138.6   142.1   138.6   131.5   140.0   143.0   132.7   150.6   139.6
                                     ------------------------------  ------------------------------  ------------------------------
FTE income (loss)--
  pretax...........................    54.2    53.1    (1.5)   39.9    37.8    43.6    56.9    42.9    42.3    47.7    41.7    36.6
Applicable income taxes (benefit)..    12.5    13.4    (8.0)    6.7     6.8     7.3    15.4    10.4     5.0     8.3     5.1     3.7
FTE adjustment.....................     6.1     5.9     6.0     5.8     6.0     7.3     6.1     6.1     6.5     6.6    10.2     9.7
                                     ------------------------------  ------------------------------  ------------------------------
Income before cumulative
 effect of a change in
 accounting principle..............    35.6    33.8      .5    27.4    25.0    29.0    35.4    26.4    30.8    32.8    26.4    23.2
Cumulative effect on prior
 years (to December 31, 1992)
 of changing the accounting
 method for income taxes...........       -       -       -       -       -       -       -     1.8       -       -       -       -
                                     ------------------------------  ------------------------------  ------------------------------
Net Income.........................  $ 35.6  $ 33.8  $   .5  $ 27.4  $ 25.0  $ 29.0  $ 35.4  $ 28.2  $ 30.8  $ 32.8  $ 26.4  $ 23.2
                                     ==============================  ==============================  ==============================

Earnings per common
 share (based on average
 shares outstanding)...............  $ 5.34  $ 5.07  $  .08  $ 4.11  $ 3.75  $ 4.35  $ 5.30  $ 4.24  $ 4.61  $ 4.92  $ 3.96  $ 3.49
                                     ==============================  ==============================  ==============================

Net Interest Margin
 Yield on earning assets...........    7.75%   7.26%   6.82%   6.33%   6.40%   6.66%   6.73%   6.99%   7.10%   7.37%   7.66%   7.87%
 Rate on supporting liabilities....    3.72    3.28    2.89    2.50    2.51    2.60    2.71    2.76    2.83    3.13    3.50    3.72
                                     ------------------------------  ------------------------------  ------------------------------
 Net interest margin...............    4.03%   3.98%   3.93%   3.83%   3.89%   4.06%   4.02%   4.23%   4.27%   4.24%   4.16%  4.15%
                                     ==============================  ==============================  ==============================

Rows may not add to annual amounts because of rounding.

FINANCIAL STATEMENTS

Consolidated Statement of Income        Harris Bankcorp, Inc. and Subsidiaries



(in thousands except per share data)           For the Years Ended December 31        1994            1993           1992
-------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees.....................................................        $591,532        $512,491       $581,086
Money market assets:
  Deposits at banks......................................................           30,739          25,212         32,419
  Federal funds sold and securities purchased under agreement to resell..           21,523          17,436         12,560
Trading account..........................................................            2,190           5,671         19,101
Securities available for sale:
  U.S. Treasury and Government agency....................................          115,489               -              -
  Other..................................................................            5,754               -              -
Securities held to maturity:
  U.S. Treasury and Government agency....................................           27,362         129,337        129,635
  State and municipal....................................................           37,432          38,647         40,321
  Other..................................................................            2,584           4,383          4,277
                                                                                  --------        --------       --------
  Total interest income..................................................          834,605         733,177        819,399
                                                                                  --------        --------       --------

Interest Expense
Deposits.................................................................          250,002         200,172        252,626
Short-term borrowings....................................................          108,485          73,043        103,988
Long-term notes..........................................................           19,520          26,406         18,933
                                                                                  --------        --------       --------
  Total interest expense.................................................          378,007         299,621        375,547
                                                                                  --------        --------       --------

Net Interest Income......................................................          456,598         433,556        443,852
Provision for credit losses..............................................           45,040          62,835         77,560
                                                                                  --------        --------       --------
Net Interest Income after Provision for Credit Losses....................          411,558         370,721        366,292
                                                                                  --------        --------       --------

Noninterest Income
Trust and investment management fees.....................................          148,094         148,809        145,091
Trading account..........................................................             (396)          5,258         (4,499)
Foreign exchange.........................................................           19,769          24,302         25,062
Charge card..............................................................           37,402          36,516         36,355
Service fees and charges.................................................           73,621          77,774         80,056
Gain on sales of foreign claims..........................................                -               -         15,823
Securities gains.........................................................            5,254          13,038          4,239
Other....................................................................           30,700          31,391         32,902
                                                                                  --------        --------       --------
  Total noninterest income..............................................           314,444         337,088        335,029
                                                                                  --------        --------       --------

Noninterest Expenses
Salaries and other compensation..........................................          246,200         243,739        225,788
Pension, profit sharing and other employee benefits......................           66,370          62,019         55,774
Net occupancy............................................................           45,052          46,676         47,673
Equipment................................................................           42,284          43,396         46,460
Deposit insurance........................................................           15,684          15,047         16,586
Advertising..............................................................           14,991          13,528         11,667
Trust customer charge....................................................           51,335               -              -
Writedown of property held for expansion.................................               -                -         11,802
Other....................................................................          122,212         127,682        150,223
                                                                                  --------        --------       --------
  Total noninterest expenses.............................................          604,128         552,087        565,973
                                                                                  --------        --------       --------

Income before income taxes...............................................          121,874         155,722        135,348
Applicable income taxes..................................................           24,528          39,879         22,095
                                                                                  --------        --------       --------
  Income before cumulative effect of a change in accounting principle....           97,346         115,843        113,253
Cumulative effect on prior years (to December 31, 1992) of changing the
  accounting method for income taxes.....................................                -           1,782              -
                                                                                  --------        --------       --------
Net Income...............................................................         $ 97,346        $117,625       $113,253
                                                                                  ========        ========       ========

Earnings per Common Share (based on 6,667,490 average shares outstanding)
Income before cumulative effect of a change in accounting principle......         $  14.60        $  17.37       $  16.99
Cumulative effect on prior years (to December 31, 1992) of changing the
  accounting method for income taxes.....................................                -             .27              -
                                                                                  --------        --------       --------
Net Income...............................................................         $  14.60        $  17.64       $  16.99
                                                                                  ========        ========       ========

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statement of Condition       Harris Bankcorp, Inc. and Subsidiaries

(in thousands except share data)                                                    December 31          1994           1993
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and demand balances due from banks.........................................................   $ 1,399,781    $ 1,132,891
Money market assets:
 Interest-bearing deposits at banks.............................................................       757,227        527,480
 Federal funds sold and securities purchased under agreement to resell..........................       404,226        502,530
Portfolio securities:
 Held to maturity (market value of $1,101,927 in 1994, $797,524 in 1993)........................     1,107,659        747,220
 Available for sale.............................................................................     2,581,293      2,423,295
Trading account assets..........................................................................        36,067         50,061
Loans, net of unearned income of $20,724 in 1994 and $21,431 in 1993............................     8,229,254      7,703,957
Allowance for possible credit losses............................................................      (124,734)      (131,676)
Premises and equipment..........................................................................       221,494        226,860
Customers' liability on acceptances.............................................................       125,113         58,399
Other assets....................................................................................       594,159        276,817
                                                                                                   -----------    -----------
  Total assets..................................................................................   $15,331,539    $13,517,834
                                                                                                   ===========    ===========

Liabilities
Deposits in domestic offices--noninterest-bearing...............................................   $ 3,222,043    $ 3,156,815
                            --interest-bearing..................................................     4,214,273      4,625,175
Deposits in foreign offices--noninterest-bearing................................................        31,903         17,768
                           --interest-bearing...................................................     2,451,513      1,576,113
                                                                                                   -----------    -----------
  Total deposits................................................................................     9,919,732      9,375,871
Federal funds purchased and securities sold under agreement to repurchase.......................     2,632,167      1,861,061
Commercial paper outstanding....................................................................       306,737        326,268
Other short-term borrowings.....................................................................       670,362        459,192
Acceptances outstanding.........................................................................       125,113         58,798
Accrued interest, taxes and other expenses......................................................       126,723         69,398
Other liabilities...............................................................................       230,741         50,893
Long-term notes.................................................................................       298,810        298,681
                                                                                                   -----------    -----------
  Total liabilities.............................................................................    14,310,385     12,500,162
                                                                                                   -----------    -----------

Stockholder's Equity
Preferred stock (no par value); authorized 1,000,000 shares; issued none........................            --             --

Common stock ($8 par value); authorized 10,000,000 shares;
 issued and outstanding 6,667,490 shares........................................................        53,340         53,340
Surplus.........................................................................................       203,897        203,897
Retained earnings...............................................................................       796,617        734,009
Unrealized holding (losses) gains, net of deferred taxes of $(21,535) in 1994 and $17,441 in
 1993...........................................................................................       (32,700)        26,426
                                                                                                   -----------    -----------
  Total stockholder's equity....................................................................     1,021,154      1,017,672
                                                                                                   -----------    -----------

  Total liabilities and stockholder's equity....................................................   $15,331,539    $13,517,834
                                                                                                   ===========    ===========

The accompanying notes to financial statements are an integral part of this statement.

Statement of Changes in Stockholder's Equity
                    Harris Bankcorp, Inc. (Consolidated and Parent Company only)

                                                                                                       Unrealized
                                                                                                     Holding Gains
                                                                                                       (Losses) on           Total
                                                            Common                      Retained     Available for   Stockholder's
(in thousands except per share data)                         Stock        Surplus       Earnings   Sale Securities          Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991.............................  $53,340       $203,897       $603,840          $     --      $  861,077

 Net income..............................................       --             --        113,253                --         113,253
 Dividends ($6.62 per share).............................       --             --        (44,139)               --         (44,139)
                                                           -------       --------       --------          --------      ----------
Balance at December 31, 1992.............................   53,340        203,897        672,954                --         930,191

 Net income..............................................       --             --        117,625                --         117,625
 Dividends ($8.48 per share).............................       --             --        (56,570)               --         (56,570)
 Implementation of change in accounting for marketable
  debt and equity securities, net of tax effect of
  $17,441................................................       --             --             --            26,426          26,426
                                                           -------       --------       --------          --------      ----------
Balance at December 31, 1993.............................   53,340        203,897        734,009            26,426       1,017,672

 Net income..............................................       --             --         97,346                --          97,346
 Dividends ($5.21 per share).............................       --             --        (34,738)               --         (34,738)
 Change in unrealized loss on available for sale
  securities, net of tax effect of $(38,976).............       --             --             --           (59,126)        (59,126)
                                                           -------       --------       --------          --------      ----------
Balance at December 31, 1994.............................  $53,340       $203,897       $796,617          $(32,700)     $1,021,154
                                                           =======       ========       ========          ========      ==========

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows

                                                                                             Harris Bankcorp, Inc. and Subsidiaries


(in thousands)                                          For the Years Ended December 31          1994          1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income.............................................................................  $    97,346   $   117,625    $   113,253

 Adjustments to reconcile  net income to net cash provided by operating activities:
  Provision for credit losses...........................................................       45,040        62,835         77,560
  Depreciation and amortization, including intangibles..................................       49,873        52,686         56,406
  Deferred tax benefit..................................................................       (3,818)      (12,829)       (20,573)
  Gain on sales of portfolio securities.................................................       (5,254)      (13,038)        (4,239)
  Trading account net cash sales (purchases)............................................       13,994        (5,377)        32,591
  (Increase) decrease in interest receivable............................................      (40,721)       15,759         28,065
  Increase (decrease) in interest payable...............................................        9,403        (6,535)       (13,071)
  Decrease (increase) in loans held for sale............................................      245,445      (101,287)       (91,077)
  Other, net............................................................................      (18,673)        4,588         35,982
                                                                                          -----------   -----------    -----------
    Net cash provided by operating activities...........................................      392,635       114,427        214,897
                                                                                          -----------   -----------    -----------
Investing Activities:
  Net (increase) decrease in interest-bearing deposits at banks.........................     (229,747)      405,395       (203,974)
  Net decrease (increase) in Federal funds sold and securities purchased
    under agreement to resell...........................................................       98,304      (304,964)     1,025,795
  Proceeds from sales of securities held to maturity....................................            -       211,371        129,982
  Proceeds from maturities of securities held to maturity...............................      482,378     4,878,735      2,907,472
  Purchases of securities held to maturity..............................................     (842,817)   (5,628,180)    (2,915,072)
  Proceeds from sales of securities available for sale..................................      146,114             -              -
  Proceeds from maturities of securities available for sale.............................    4,198,226             -              -
  Purchases of securities available for sale............................................   (4,595,187)            -              -
  Net (increase) decrease in loans......................................................     (822,724)     (581,091)       842,580
  Proceeds from sales of premises and equipment.........................................       42,045        41,301         49,334
  Purchases of premises and equipment...................................................      (76,174)      (81,479)       (74,294)
  Other, net............................................................................        1,969        46,127        (27,999)
                                                                                          -----------   -----------    -----------
    Net cash (used) provided by investing activities....................................   (1,597,613)   (1,012,785)     1,733,824
                                                                                          -----------   -----------    -----------
 Financing Activities:
  Net increase (decrease) in deposits..................................................       543,861       599,137       (682,144)
  Net increase (decrease) in Federal funds purchased and securities sold under
    agreement to repurchase............................................................       771,106       (55,558)    (1,066,383)
  Net (decrease) increase in commercial paper outstanding..............................       (19,531)       39,123         14,679
  Net increase (decrease) in other short-term borrowings...............................       211,170       138,095       (105,248)
  Proceeds from issuance of long-term notes............................................             -             -        100,000
  Repayment of long-term notes.........................................................             -          (250)        (1,580)
  Cash component of dividend-in-kind of Harris Futures Corporation.....................             -        (1,331)             -
  Cash dividends paid..................................................................       (34,738)      (49,355)       (44,139)
                                                                                          -----------   -----------    -----------
    Net cash provided (used) by financing activities...................................     1,471,868       669,861     (1,784,815)
                                                                                          -----------   -----------    -----------
  Net  increase (decrease) in cash and demand balances due from banks..................       266,890      (228,497)       163,906

  Cash and demand balances due from banks at January 1.................................     1,132,891     1,361,388      1,197,482
                                                                                          -----------   -----------    -----------
  Cash and demand balances due from banks at December 31...............................   $ 1,399,781   $ 1,132,891    $ 1,361,388
                                                                                          ===========   ===========    ===========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized).................................................   $   368,605   $   319,227    $   388,618
  Income taxes.........................................................................   $    34,047   $    35,058    $    40,596

The accompanying notes to financial statements are an integral part of this statement.

Notes to Financial Statements

1. Summary Of Significant Accounting Policies

Principles of consolidation

Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation, is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a Delaware corporation and a wholly-owned subsidiary of Bank of Montreal. Throughout these Notes to Financial Statements, the term "Corporation" refers to Bankcorp and subsidiaries.

     The consolidated financial statements include the accounts of Bankcorp and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 17 for additional information on business combinations and Note 18 for additional information on related party transactions.

Basis of accounting

The accompanying financial statements are prepared in accordance with generally accepted accounting principles and conform to practices within the banking industry.

Foreign currency and foreign exchange contracts

Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures and options contracts are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statement of Income.

Interest rate futures, forward rate agreements, options and guarantees

Interest rate futures contracts can be used in the management of the Corporation's risk strategy or as part of its dealer and trading activities. Open positions on such contracts not designated as hedges of existing positions or anticipated transactions are marked to market daily and the resulting gains and losses are recognized in noninterest income. Deferred gains and losses on futures contracts used to hedge existing assets and liabilities are included in the basis of the item being hedged. For hedges of anticipated transactions, the Corporation recognizes deferred gains or losses on futures transactions as adjustments to the cash position eventually taken. Interest rate forward rate agreements, options and guarantees, including caps, floors and collars, are marked to market with the resulting gains and losses recorded in trading account profits.

Interest rate swaps

The Corporation engages in interest rate swaps in order to manage its interest rate risk exposure, generate fee income and as a trading vehicle. Gains and losses on swaps designated as hedges are deferred and recognized over the lives of the related hedged positions. Contractual payments under interest rate swaps designated as hedges are recognized in the Statement of Income. Swaps not designated as hedges are marked to market with realized and unrealized gains and losses included with trading account profits.

Securities

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115-Accounting for Certain Investments in Debt and Equity Securities, which the Corporation elected to adopt as of December 31, 1993. As required by the Statement, securities are classified as either trading account assets, held to maturity or available for sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. These assets consist primarily of municipal bonds and U.S. government securities. Securities are classified as held to maturity when the Corporation has both the positive intent and ability to hold them to maturity. All other securities are classified as available for sale, even if the Corporation has no current plans to divest. Trading account assets are reported at fair value with unrealized gains and losses included in trading account results, which also includes realized gains and losses from closing such positions. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder's equity. For comparative purposes (primarily for periods prior to the adoption of SFAS No. 115), the Corporation considers "portfolio securities" to include both held to maturity and available for sale securities.

     Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior-period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Corporation's Consolidated Statement of Income as of December 31, 1993, from adopting SFAS No. 115. However, the December 31, 1993 balance of stockholder's equity was increased by $26.4 million (net of $17.4 million in deferred taxes) to reflect the net unrealized holding gains on securities classified as available for sale which were previously carried at amortized cost or lower of cost or market. Previous to the adoption of SFASNo. 115, when the Corporation had the ability and intent to hold portfolio secu-rities for the foreseeable future (at least one year), they were stated at cost adjusted for amortization of premium or discount; securities purchased either as short-term investments or in anticipation of sale in the foreseeable future, were segregated and carried at lower of amortized cost or then current market value, on an aggregate basis.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of portfolio securities sales, are included in securities gains and losses, with the cost of securities sold determined on the specific identification basis.

Loans, loan fees and commitment fees

Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1994 and 1993, the Corporation's Consolidated Statement of Condition included approximately $11.0 million and $11.5 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Corporation will originate loans with the intention of selling them on the secondary market. These loans are carried at the lower of original cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized, and are included as part of the basis of the loan at time of sale. Realized and unrealized gains and losses are included with other noninterest income.

     Commercial and real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the past due amount is in process of collection. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Corporation expects to recover the current carrying value of the loan.

     Commercial and real estate loans are charged off when, in management's opinion, the loan is deemed uncollectible. Charge card and consumer installment loans are charged off when 180 days past due. Accrued interest on these loans is charged to interest income. Such loans are not normally placed on nonaccrual status.

     Loan commitments and letters of credit are executory contracts and are not reflected on the Corporation's Consolidated Statement of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. This Statement applies to all creditors and amends SFAS No. 114-Accounting by Creditors for Impairment of a Loan. The objective of these Statements is to eliminate the inconsistencies in the accounting for impaired and restructured loans by requiring, in general, that impaired loans be carried based on the present value of expected future cash flows discounted at the loan's effective interest rate. These Statements are applicable to all creditors and all types of loans, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or lower of cost or fair value, leases and debt securities. These Statements are effective for fiscal years beginning after December 15, 1994, and the Corporation intends to adopt them in 1995. The Corporation does not currently believe these Statements will have a material effect on the Corporation's financial position or results of operations.

Allowance for possible credit losses

The allowance for possible credit losses is maintained at a level considered adequate to provide for potential credit losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The provision for credit losses is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, credit losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets.

Other assets

The Corporation records specifically identifiable and unidentifiable (goodwill) intangibles in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Original lives range from 3 to 15 years. Goodwill is amortized on the straight-line basis. Identifiable intangibles are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset.

     Property or other assets received in satisfaction of debt are included in "Other Assets" on the Corporation's Consolidated Statement of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned generally are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to expense.

     On January 1, 1994, the Corporation adopted FASB Interpretation No. 39-Offsetting of Amounts Related to Certain Contracts. Gross unrealized gains and losses on off-balance sheet financial instruments are now reported separately as assets and liabilities rather than netted.

Retirement and other postemployment benefits

The Corporation has noncontributory defined benefit pension plans covering virtually all its employees. For its primary plan, the policy of the Corporation is to, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act ("ERISA"), without regard to prior years' contributions in excess of the minimum.

     SFAS No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that certain retiree benefit plans, including health care plans for retirees and their dependents, be treated as a form of deferred compensation that should be recognized on an accrual basis over the employment period. The Corporation adopted SFAS No. 106 in the first quarter of 1993, and elected to defer its accumulated postretirement benefit obligation of approximately $42 million and amortize it on a straight-line basis over 20 years.

     In November 1992, the FASB issued SFAS No. 112-Employers' Accounting for Postemployment Benefits, which requires accrual of postemployment benefits for former or inactive employees after employment but before retirement if they meet the conditions for accrual of compensated absences (SFASNo. 43-Accounting for Compensated Absences). Otherwise, such benefits should be disclosed or accrued in accordance with the requirements of SFAS No. 5-Accounting for Contingencies. This statement was adopted in 1994 and the effect of initially applying SFASNo. 112 was not material.

Cash flows

On July 1, 1993, the Corporation paid a $7.2 million dividend-in-kind to Bankmont related to the transfer of Harris Futures Corporation. On December 31, 1993, the Corporation adopted SFAS No. 115-Accounting for Certain Investments in Debt and Equity Securities. In compliance with this Statement, portfolio securities designated as available for sale were marked to market on the Corporation's Consolidated Statement of Condition. Non-cash portions of these transactions were excluded from the Corporation's Consolidated Statement of Cash Flows.

Income taxes

Bankmont, Bankcorp and their wholly-owned subsidiaries file a consolidated Federal income tax return. Accordingly, no Federal income tax is applicable to dividends received by Bankmont from Bankcorp, or to dividends received by Bankcorp from its subsidiaries. Income tax return liabilities for the Corporation are not materially different than they would have been if computed on a separate return basis.

     The Corporation's tax provisions for 1994 and 1993 were computed in accordance with SFAS No. 109. The Corporation's tax provision for 1992 was computed in accordance with Accounting Principles Board Opinion No. 11 and was not restated.

2. Portfolio Securities

The amortized cost and estimated market value of "held to maturity" and "available for sale" securities were as follows:


                                                           December 31, 1994                                 December 31, 1993
                              ----------------------------------------------    ----------------------------------------------
                               Amortized  Unrealized  Unrealized        Fair    Amortized  Unrealized  Unrealized         Fair
(in thousands)                      Cost       Gains      Losses       Value         Cost       Gains      Losses        Value
------------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. Treasury..............   $  536,480     $    16     $13,163  $  523,333    $  124,340    $ 1,234      $   54   $  125,520
Federal agency.............       68,278          29       3,055      65,252        83,824        120          26       83,918
State and municipal........      466,965      16,310       3,983     479,292       475,087     45,368         149      520,306
Other, including Federal
 Reserve Bank stock........       35,936          39       1,925      34,050        63,969      3,943         132       67,780
                              ----------     -------     -------  ----------    ----------    -------      ------   ----------
  Total securities
    held to maturity.......    1,107,659      16,394      22,126   1,101,927       747,220     50,665         361      797,524
                              ----------     -------     -------  ----------    ----------    -------      ------   ----------
Available for Sale:
U.S. Treasury..............    1,480,278         788      37,897   1,443,169     1,081,744     40,075         195    1,121,624
Federal agency.............    1,055,709         118      17,367   1,038,460     1,236,853      3,871         779    1,239,945
State and municipal               12,114           1         198      11,917            --         --          --           --
Other......................       87,427         843         523      87,747        60,827        938          39       61,726
                              ----------     -------     -------  ----------    ----------    -------      ------   ----------
  Total securities
    available for sale.....    2,635,528       1,750      55,985   2,581,293     2,379,424     44,884       1,013    2,423,295
                              ----------     -------     -------  ----------    ----------    -------      ------   ----------
Total portfolio securities.   $3,743,187     $18,144     $78,111  $3,683,220    $3,126,644    $95,549      $1,374   $3,220,819
                              ==========     =======     =======  ==========    ==========    =======      ======   ==========

  At December 31, 1994 and 1993, portfolio and trading account securities having a par value of $2.7 billion and $1.8 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $1.4 billion and $572 million were sold under agreements to repurchase at December 31, 1994 and 1993, respectively.

  The amortized cost and estimated market value of held to maturity and available for sale securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                       Held to Maturity         Available for Sale
                                                -----------------------    -----------------------
                                                 Amortized         Fair     Amortized         Fair
(in thousands)            December 31, 1994           Cost        Value          Cost        Value
--------------------------------------------------------------------------------------------------
Maturities:
  Within 1 year............................     $  159,526   $  157,937    $  973,134   $  969,485
  1 to 5 years.............................        779,717      780,617     1,422,243    1,379,814
  5 to 10 years............................        118,014      121,792        70,970       66,251
  Over 10 years............................         16,865        9,946       126,657      122,883
Other securities without stated maturity...         33,537       31,635        42,524       42,860
                                                ----------   ----------    ----------   ----------
  Total securities.........................     $1,107,659   $1,101,927    $2,635,528   $2,581,293
                                                ==========   ==========    ==========   ==========

     In 1994, proceeds from the sale of securities available for sale amounted to $146 million. There were no sales of securities held to maturity. Proceeds from sales of portfolio securities during 1993 and 1992 were $211 million and $130 million, respectively. Gross gains of $6,032,000 and gross losses of $778,000 were realized on these sales in 1994, while gains of $13,204,000 and losses of $166,000 were realized in 1993 and gains of $4,355,000 and losses of $116,000 were realized in 1992. Net unrealized holding gain or loss on trading securities included in earnings during 1994 changed by $105,000 from an unrealized gain of $33,000 at December 31, 1993 to an unrealized loss of $72,000 at December 31, 1994.

3. Loans
The following table summarizes loan balances by category:

(in thousands)                                                              December 31          1994          1993
-------------------------------------------------------------------------------------------------------------------
Domestic loans:
 Commercial, financial,  agricultural, brokers and dealers..............................   $4,844,124    $4,713,452
 Real estate construction...............................................................      175,542       197,581
 Real estate mortgages..................................................................    1,627,492     1,563,488
 Installment............................................................................      436,748       312,035
 Charge card............................................................................      898,315       708,150
 Lease financing........................................................................            -            21
Foreign loans:
 Governments and official institutions..................................................          984           984
 Banks and other financial institutions.................................................      250,563       221,603
 Other, primarily commercial and industrial.............................................       16,210         8,074
                                                                                           ----------    ----------
  Total loans...........................................................................    8,249,978     7,725,388
Less unearned income....................................................................       20,724        21,431
                                                                                           ----------    ----------
  Loans, net of unearned income.........................................................    8,229,254     7,703,957
Less allowance for possible credit losses...............................................      124,734       131,676
                                                                                           ----------    ----------
     Loans, net of allowance for possible credit losses.................................   $8,104,520    $7,572,281
                                                                                           ==========    ==========

  The Corporation had approximately $82 million and $326 million of loans classified as held for sale at December 31, 1994 and 1993, respectively. Approximately 58 percent and 73 percent of these respective amounts were real estate mortgages.

  Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

(in thousands)                                                                      December 31       1994        1993         1992
-----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans...............................................................................    $83,803    $ 91,131     $136,340
Restructured loans.............................................................................      2,889       3.262            -
                                                                                                   -------    --------     --------
  Total nonperforming loans....................................................................     86,692      94,393      136,340
Other assets received in satisfaction of debt..................................................      8,071      19,000       18,086
                                                                                                   -------    --------     --------
  Total nonperforming assets...................................................................    $94,763    $113,393     $154,426
                                                                                                   =======    ========     ========
Gross amount of interest income that would have  been recorded if
  year-end nonperforming loans had been accruing interest at their original terms..............    $ 5,278    $  6,292     $ 10,135
Interest income actually recognized............................................................      1,348       2,569        4,164
                                                                                                   -------    --------     --------
  Interest shortfall, before consideration of any income tax effect............................    $ 3,930    $  3,723     $  5,971
                                                                                                   =======    ========     ========

  At December 31, 1994 and 1993, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets. Additional information on foreign outstandings is provided in the Foreign Outstandings section on page 25 of this Report.

4. Allowance For Possible Credit Losses
The changes in the allowance for possible credit losses were as follows:

(in thousands)                   Years Ended December 31         1994       1993         1992
---------------------------------------------------------------------------------------------
Balance, beginning of year...............................    $131,676   $130,123     $125,091
                                                             --------   --------     --------
Charge-offs..............................................     (69,906)   (82,128)     (97,056)
Recoveries...............................................      17,924     20,846       24,528
                                                             --------   --------     --------
  Net charge-offs........................................     (51,982)   (61,282)     (72,528)
Provisions charged to expense............................      45,040     62,835       77,560
                                                             --------   --------     --------
Balance, end of year.....................................    $124,734   $131,676     $130,123
                                                             ========   ========     ========

5. Premises And Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is stated below:

(in thousands)                  December 31         1994       1993
-------------------------------------------------------------------
Land.......................................     $ 26,148   $ 25,697
Premises...................................      260,283    255,156
Equipment..................................      238,348    247,303
Leasehold improvements.....................       24,077     23,997
                                                --------   --------
    Total..................................      548,856    552,153
Accumulated depreciation and amortization..      327,362    325,293
                                                --------   --------
    Premises and equipment.................     $221,494   $226,860
                                                ========   ========

  The provision for depreciation and amortization was $39,524,000 in 1994, $41,018,000 in 1993, and $42,001,000 in 1992.

  In 1990 and 1991, HTSB purchased a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred, pending strategic clarification as to the appropriate size and functional characteristics of this facility.

  During the second quarter of 1992, management determined that a writedown was necessary because of the uncertainty of proceeding with this project in the near future. Therefore, all capitalized expenditures associated with this project, totaling $8.8 million, were written off. In addition, the land was written down by $3.0 million, leaving the Corporation's December 31, 1994 and 1993 Consolidated Statement of Condition reflecting a value of $8.5 million for this property.

6. Short, Medium and Long-Term Notes and Unused Lines Of Credit
The following table summarizes the Corporation's long-term notes:

(in thousands)                                                               December 31      1994       1993
-------------------------------------------------------------------------------------------------------------
 Fixed rate 9 3/8% subordinated notes due June 1, 2001 ($100,000 par value).............   $ 98,810  $ 98,681
 Floating rate subordinated note to Bankmont due March 31, 2005.........................     50,000    50,000
 Floating rate subordinated note to Bankmont due December 1, 2006.......................     50,000    50,000
 Floating rate subordinated note to Bankmont due December 1, 2004.......................    100,000   100,000
                                                                                           --------  --------
    Total...............................................................................   $298,810  $298,681
                                                                                           ========  ========

  All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity.

  As of January 1, 1994, the Corporation restructured all of its long-term notes issued to Bankmont (total par value of $200 million), converting them to a floating rate structure and extending each maturity by two years. The new interest rate on each note reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1994, 180-day LIBOR stood at 7.0 percent.

  In connection with the issuance of commercial paper and for other corporate purposes, at December 31, 1994, Bankcorp had a $130,000,000 revolving credit agreement with five nonaffiliated banks which matures on December 20, 1995. The revolving credit agreement allows for extensions of its maturity date, at nine month intervals, if requested by the Corporation and approved by the nonaffiliated banks. There were two such extensions in 1994. There were no borrowings under this agreement during 1994 or 1993.

  In December 1994, HTSB issued an offering circular which described its capability to offer, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years as selected by the initial purchaser and agreed to by HTSB. No short-term or medium-term notes were outstanding at 1994 year-end.

7.  Fair Value of Financial Instruments

Generally accepted accounting principles require the disclosure of estimated fair values for both on- and off-balance-sheet financial instruments. The Corporation's fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long term borrowings, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgement in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in an actual transaction. The fair value estimation methodologies employed by the Corporation were as follows:

  The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities reported on the Corporation's Consolidated Statement of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and portfolio securities were based on quoted market prices.

  A variety of methods were used to estimate the fair value of loans. Fair values of commercial loans, including fixed and floating rate loans, were derived using loan matrix pricing. This estimation method extrapolates a value for the Corporation's commercial loan portfolio based on loan parameters, such as risk rating, maturity and amount, that are determined to be drivers of value. The pricing model employs a formula developed from industry data. Fair values of residential mortgages were based on current prices for securities backed by similar loans. Fair values of other short-term floating rate loans, including broker dealer, financial institution, construction, charge card, consumer and home equity loans, were assumed to be the same as book value. For other long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. A fair-value discount related to nonperforming loans included in the above categories, along with a discount for future credit risk throughout the portfolio, was based on an analysis of expected and unidentified future losses. Accordingly, the fair value estimate for total loans was reduced by these discounts which in total approximated the allowance for possible credit losses on the Corporation's Consolidated Statement of Condition. Additionally, management considered appraisal values of collateral when nonperforming loans were secured by real estate.

  The fair values of demand deposits, savings accounts, interest checking deposits, and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time deposits was estimated using a discounted cash flow calculation with current market rates offered by the Corporation as discount rates.

  The fair value of long-term notes was determined using a discounted cash flow calculation with current rates available to the Corporation for similar debt as discount rates.

  The estimated fair values of the Corporation's financial instruments at December 31, 1994 and 1993 are presented in the following table. See Note 8 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                                          1994                               1993
                                                                   ----------------------------     -----------------------------
                                                                      Carrying             Fair         Carrying             Fair
(in thousands)                                      December 31          Value            Value            Value            Value
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and demand balances due from banks........................    $ 1,399,781      $ 1,399,781      $ 1,132,891      $ 1,132,891
Money market assets:
 Interest-bearing deposits at banks............................        757,227          757,227          527,480          527,480
 Federal funds sold and securities purchased under agreement
  to resell....................................................        404,226          404,226          502,530          502,530
Portfolio securities:
 Held to maturity..............................................      1,107,659        1,101,927          747,220          797,524
 Available for sale............................................      2,581,293        2,581,293        2,423,295        2,423,295
Trading account assets.........................................         36,067           36,067           50,061           50,061
Loans, net of unearned income and allowance for
 possible credit losses........................................      8,104,520        8,093,360        7,572,281        7,594,049
Customers' liability on acceptances............................        125,113          125,113           58,399           58,399
                                                                   -----------      -----------      -----------      -----------
   Total on-balance-sheet financial assets.....................    $14,515,886      $14,498,994      $13,014,157      $13,086,229
                                                                   ===========      ===========      ===========      ===========
Liabilities
Deposits:
 Demand deposits...............................................    $ 5,849,935      $ 5,849,935      $ 6,072,629      $ 6,072,629
 Time deposits.................................................      4,069,797        4,069,834        3,303,242        3,327,283
Federal funds purchased and securities sold under agreement to
 repurchase....................................................      2,632,167        2,632,167        1,861,061        1,861,061
Commercial paper outstanding...................................        306,737          306,737          326,268          326,268
Other short-term borrowings....................................        670,362          670,362          459,192          459,192
Acceptances outstanding........................................        125,113          125,113           58,798           58,798
Long-term notes................................................        298,810          302,483          298,681          340,449
                                                                   -----------      -----------      -----------      -----------
   Total on-balance-sheet financial liabilities................    $13,952,921      $13,956,631      $12,379,871      $12,445,680
                                                                   ===========      ===========      ===========      ===========
Off-Balance-Sheet Financial Instruments
Credit facilities..............................................    $   (11,013)     $   (11,013)     $   (11,471)     $   (11,471)
Interest rate contracts:
 Dealer and trading contracts..................................          2,786            2,786            1,941            1,941
 Risk management contracts.....................................         (8,783)         (16,448)         (10,357)         (39,727)
Foreign exchange contracts:
 Dealer contracts..............................................        (15,656)         (15,656)          (4,687)          (4,687)
                                                                   -----------      -----------      -----------      -----------
   Total off-balance-sheet financial instruments...............    $   (32,666)     $   (40,331)     $   (24,574)     $   (53,944)
                                                                   ===========      ===========      ===========      ===========

Note: $200 million of long-term notes were restructured to floating rates as of January 1, 1994. The fair value obligation for long-term notes at year-end 1993 would have been approximately $318 million had this restructuring been in effect at that time.

8. Financial Instruments With Off-Balance-Sheet Risk

The Corporation utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Corporation's major categories of financial instruments with off-balance-sheet risk include credit facilities, interest rate and foreign exchange contracts, and various securities-related activities. Fair values of off-balance-sheet instruments were based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit facilities

Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

  Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $7.43 billion and $6.12 billion at December 31, 1994 and 1993, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1994, totaled $217 million and at December 31, 1993, totaled $303 million.

  Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.23 billion at December 31, 1994 and $1.30 billion at December 31, 1993. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $168 million at December 31, 1994 and $89 million at December 31, 1993.

  Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $148 million at December 31, 1994 and $123 million at December 31, 1993.

  Credit risks associated with all of these facilities are mitigated by reviewing customers' creditworthiness on a case-by-case basis, obtaining collateral, limiting loans to individual borrowers, setting restrictions on long-duration maturities and establishing stringent covenant terms outlining performance expectations which, if not met, may cause the Corporation to terminate the contract. Credit risks are further mitigated by monitoring and maintaining portfolios that are well diversified.

  Collateral is required to support certain of these credit facilities when they are drawn down and may include equity and debt securities, commodities, inventories, receivables, certificates of deposit, savings instruments, fixed assets, real estate, life insurance policies and seats on national or regional exchanges. Requirements are based upon the risk inherent in the credit and are more stringent for firms and individuals with greater default risks. The Corporation monitors collateral values and appropriately perfects its security interest. Periodic evaluations of collateral adequacy are performed by Corporation personnel.

  The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $11.0 million at December 31, 1994 and $11.5 million at December 31, 1993.

Interest rate contracts

Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. The Corporation enters into these contracts for dealer, trading and risk management purposes.

Dealer and trading activity

As dealer, the Corporation serves customers seeking to manage interest rate risk by entering into contracts as a counterparty to their (customer) transactions. In its trading activities, the Corporation uses interest rate contracts to profit from expected future market movements.

  These contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Corporation's cost of replacing contracts at current market rates. The Corporation manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements which provide for netting of contractual receivables and payables in the event of default or bankruptcy.

  Market risk is the risk of loss as a result of changes in interest rates. The Corporation manages market risk by establishing limits which are based on dollars at risk given a parallel shift in the yield curve. Limits are established by product, maturity and volatility. Limits are approved by management and monitored independently of the traders on a regular basis. Market risk is further diminished by entering into offsetting positions. Senior management oversees all dealer risk-related activities.

  Futures and forward contracts are agreements in which the Corporation is obligated to make or take delivery, at a specified future date, of a specified instrument, at a specified price or yield. Futures contracts are exchange traded and, because of exchange requirements that gains and losses be settled daily, create negligible exposure to credit risk.

  Forward rate agreements are arrangements between two parties to exchange amounts, at a specified future date, based on the difference between an agreed upon interest rate and reference rate applied to a notional principal amount. These agreements enable purchasers and sellers to fix interest costs and returns.

  Options are contracts that provide the buyer the right (but not the obligation) to purchase or sell a financial instrument, at a specified price, either within a specified period of time or on a certain date. Interest rate guarantees (caps, floors and collars) are agreements between two parties that, in general, establish for the purchaser a maximum level of interest expense or a minimum level of interest revenue based on a notional principal amount for a specified term. Options and guarantees written create exposure to market risk. As a writer of interest rate options and guarantees, the Corporation receives a premium at the outset of the agreement and bears the risk of an unfavorable change in the price of the financial instrument underlying the option or guarantee. Options and guarantees purchased create exposure to credit risk and, to the extent of the premium paid, market risk.

  Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Corporation's activity in swaps is as intermediary in the exchange of interest payments between customers, although the Corporation also uses swaps to manage its own interest rate exposure (see discussion of risk management activity below).

  The following table summarizes the Corporation's dealer/trading interest rate contracts and their related contractual or notional amounts and maximum replacement costs. Contractual or notional amount gives an indication of the volume of activity in the contract. Maximum replacement cost reflects the potential loss resulting from customer defaults and is computed as the cost of replacing, at current market rates, all outstanding contracts with unrealized gains.

                                                       Contractual or                  Maximum
                                                             Notional              Replacement
                                                               Amount                     Cost
                                           ---------------------------------------------------
(in thousands)                December 31        1994            1993        1994         1993
----------------------------------------------------------------------------------------------
Interest Rate Contracts:
 Futures and forwards....................  $  490,499      $  279,929     $    69      $     2
 Forward rate agreements.................   1,006,000         460,000       1,609          176
 Options written.........................     275,000          20,000          --           --
 Options purchased.......................     325,000         385,150         161           25
 Guarantees written......................     930,143         791,943          --           --
 Guarantees purchased....................     879,684         796,440      16,921        6,522
 Swaps...................................   1,155,165       1,560,070      14,074       16,770

  The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the year ended December 31, 1994 and end of period fair value for the year ended December 31, 1993:

                                               1994           1994            1993
                                      --------------------------------------------
                                      End of Period        Average   End of Period
                                             Assets         Assets          Assets
(in thousands)                        (Liabilities)   (Liabilities)  (Liabilities)
----------------------------------------------------------------------------------
Interest Rate Contracts:
 Futures and forwards
  Unrealized gains..................       $     69        $    35        $      2
  Unrealized losses.................            (34)           (19)             (3)
 Forward rate agreements
  Unrealized gains..................          1,609            142             176
  Unrealized losses.................           (451)          (303)           (150)
 Options
  Purchased.........................            161             60              25
  Written...........................            (11)           (28)             (2)
 Guarantees
  Purchased.........................         16,921         11,385           6,522
  Written...........................        (17,623)       (11,870)         (6,497)
 Swaps
  Unrealized gains..................         14,074         11,821          16,770
  Unrealized losses.................        (11,929)       (10,003)        (14,902)
                                           --------       --------        --------
     Total Interest Rate Contracts..       $  2,786       $  1,220        $  1,941
                                           ========       ========        ========

  Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1994, 1993 and 1992 are summarized below:

                                                   Gains       Gains      Gains
                                                (Losses)    (Losses)   (Losses)
(in thousands)         Years Ended December 31      1994        1993       1992
-------------------------------------------------------------------------------
Interest Rate Contracts:
 Futures and forwards.........................    $1,020    $ (6,156)  $(18,705)
 Forward rate agreements......................      (628)        228        361
 Options......................................      (224)        (12)       (26)
 Guarantees...................................      (134)        441        434
 Swaps........................................       279         511       (681)
Debt Instruments..............................      (709)     10,246     14,118
                                                  ------    --------   --------
  Total Trading Revenue.......................    $ (396)   $  5,258   $ (4,499)
                                                  ======    ========   ========

  The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps as of December 31, 1994:

                                                                                                                   1994
                                                   --------------------------------------------------------------------
                                                             Within        1 to 3      3 to 5      5 to 10
(in thousands)                         December 31           1 year         years       years        years        Total
-----------------------------------------------------------------------------------------------------------------------
Pay Fixed Swaps:
 Notional amount..................................         $316,138      $185,969    $ 55,595      $13,201   $  570,903
 Average pay rate.................................             5.71%         6.45%       6.12%        8.06%        6.05%
 Average receive rate.............................             5.77%         6.26%       6.43%        6.50%        6.01%
Receive Fixed Swaps:
 Notional amount..................................         $324,523      $178,106    $ 55,633            -   $  558,262
 Average pay rate.................................             5.89%         6.27%       6.43%           -         6.12%
 Average receive rate.............................             5.96%         6.44%       6.44%           -         6.12%
Basis swaps:
 Notional amount..................................         $ 10,000      $ 16,000           -            -   $   26,000
 Average pay rate.................................             5.48%         5.48%          -            -         5.48%
 Average receive rate.............................             5.52%         5.53%          -            -         5.53%
   Total notional amount..........................         $650,661      $380,075    $111,228      $13,201   $1,155,165

Risk management activity

In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. At December 31, 1994, interest rate swaps were primarily used to alter the character of funds supporting the municipal bond portfolio. The Corporation had $497 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1994 with a fair value of $(16.4) million and a replacement cost of $263 thousand. At December 31, 1993, the Corporation had $717 million notional amount of swap contracts outstanding with a fair value of $(39.7) million and a replacement cost of $4.3 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $134 thousand and $7.8 million, respectively, at December 31, 1994. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 1994. There were no deferred gains or losses on terminated contracts at December 31, 1994.

  The following table summarizes swap activity for risk management purposes during 1994 and 1993:

                                                                             Notional
(in thousands)                                                                 Amount
-------------------------------------------------------------------------------------
Amount, December 31, 1992................................................    $357,750
Additions................................................................     405,000
Maturities...............................................................      26,000
Terminations.............................................................      20,000
                                                                             --------
Amount, December 31, 1993................................................    $716,750
Additions................................................................      66,381
Maturities...............................................................     231,278
Terminations.............................................................      55,000
                                                                             --------
Amount, December 31, 1994................................................    $496,853
                                                                             ========

  The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management as of December 31, 1994:

                                                                                             1994
                                      -----------------------------------------------------------
                                            Within       1 to 3    3 to 5   5 to 10
(in thousands)             December 31      1 year        years     years     years         Total
-------------------------------------------------------------------------------------------------
Pay Fixed Swaps:
 Notional amount.....................     $165,000     $112,000    $9,703         -      $286,703
 Average pay rate....................        10.16%       10.32%     6.63%        -         10.10%
 Average receive rate................         6.11%        5.96%     6.33%        -          6.06%
Receive Fixed Swaps:
 Notional amount.....................     $ 10,150            -         -         -      $ 10,150
 Average pay rate....................         5.86%           -         -         -          5.86%
 Average receive rate................         8.99%           -         -         -          8.99%
Basis swaps:
 Notional amount.....................     $100,000     $100,000         -         -      $200,000
 Average pay rate....................         5.45%        5.42%        -         -          5.44%
 Average receive rate................         5.69%        5.63%        -         -          5.66%
  Total notional amount..............     $275,150     $212,000    $9,703         -      $496,853

Foreign exchange contracts

Dealer activity

The Corporation is also a dealer in foreign exchange, having a significant presence in the marketplace. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

     At December 31, 1994, approximately two-thirds of the Corporation's gross notional positions in foreign currency contracts are represented by five currencies: English pounds, German deutsche marks, Canadian dollars, Japanese yen and French francs.

     Foreign exchange contracts include spot, future, forward and option contracts that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of "European" options) at a specified exchange rate.

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                            Contractual                Maximum
                                            or Notional            Replacement
                                                 Amount                   Cost
                               -----------------------------------------------
(in thousands)    December 31         1994         1993         1994      1993
------------------------------------------------------------------------------
Foreign Exchange Contracts:
 Spot, futures and forwards    $12,822,530  $19,150,816   $  133,768  $161,943
 Options written.............      769,916    1,557,366           --        --
 Options purchased...........      769,916    1,543,442       13,896    30,912

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the year ended December 31, 1994 and end of period fair values for the year ended December 31, 1993:

                                         1994            1994           1993
                                --------------------------------------------
                                End of Period         Average  End of period
                                       Assets          Assets         Assets
(in thousands)                  (Liabilities)   (Liabilities)  (Liabilities)
----------------------------------------------------------------------------
Foreign Exchange Contracts:
 Spot, futures and forwards
  Unrealized gains.............     $ 133,768       $ 225,626      $ 161,943
  Unrealized losses............      (149,424)       (222,408)      (165,218)
 Options
  Purchased....................        13,896          22,349         30,912
  Written......................       (13,896)        (22,043)       (32,324)
                                    ---------       ---------      ---------
       Total Foreign Exchange..     $ (15,656)      $   3,524      $  (4,687)
                                    =========       =========      =========

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1994, 1993 and 1992 are summarized below:

                                            Gains     Gains     Gains
                                         (Losses)  (Losses)  (Losses)
(in thousands)   Years ended December 31     1994      1993      1992
---------------------------------------------------------------------
 Spot, futures and forwards.............  $19,567   $25,046   $22,551
 Options................................      202      (744)    2,511
                                          -------   -------   -------
  Total Foreign Exchange................  $19,769   $24,302   $25,062
                                          =======   =======   =======

Securities activities

The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting, short selling and indemnified lending of securities held in trust.

  Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $14.6 million at December 31, 1994 and $ 7.4 million at December 31, 1993.

  Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had a short position of $10 million on December 31, 1994 and $25 million at December 31, 1993.

  Securities lending, a service the Corporation provides to master trust and institutional custody customers, exposes the Corporation to off-balance-sheet credit risk when it indemnifies its customers against the risks of borrower default. Risks are minimized by lending to approved brokers and dealers, up to a lending limit established for each broker, and by obtaining collateral in excess of the value of the loan. Collateral is typically cash, U.S. Government securities or letters of credit from approved banks. The value of the collateral is monitored daily and additional collateral is obtained when deemed necessary. Highly liquid collateral, such as cash and U.S. Government securities, typically represents over 95 percent of the collateral held by the Corporation. The Corporation's maximum risk of accounting loss is represented by the amount of securities lent under indemnification, which totaled $2.09 billion at December 31, 1994 and $2.56 billion at December 31, 1993.

9. Concentrations Of Credit Risk In Financial Instruments

The Corporation had four concentrations of credit risk arising from financial instruments at December 31, 1994 and 1993. These concentrations were the Midwest geographic area, individuals, brokers and dealers, and commercial banks. Each concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $12.1 billion or 47 percent of the Corporation's total credit exposure at December 31, 1994 and $11.3 billion or 49 percent of the Corporation's total credit exposure at December 31, 1993.

  The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 8 for information on collateral supporting credit facilities.

Individuals

The Corporation extends credit to individuals through credit card lines, style lines of credit, installment and single payment loans. Credit card and style lines are unsecured revolving lines of credit, accessed through VISA and MasterCard, special drafts, and/or automated teller machines. The Corporation's credit card lines represent most of its total credit exposure to individuals. Although credit card loans are not collateralized, measures have been implemented to reduce credit loss. These measures include strict credit approval criteria, card use monitoring, automated authorization procedures and aggressive collection procedures. Further, credit card customers are broad-based geographically, although currently about 50 percent are located in the Midwest.

  Installment and single payment loans are generally collateralized by personal property and have a fixed maturity. The Corporation ensures that it has sufficient collateral by monitoring its value and perfecting its legal rights to the property upon default.

  The Corporation's maximum risk of accounting loss, should all individual customers fail to perform according to contract terms and all available collateral prove to be worthless, was approximately $5.2 billion or 20 percent of the Corporation's total credit exposure at December 31, 1994 and $3.9 billion or 17 percent of the Corporation's total credit exposure at December 31, 1993.

Brokers and dealers

The Corporation has credit exposure to various brokers and dealers in securities and commodities through securities lending, commercial lending and standby letter of credit guarantees. Securities lending represents most of the total credit exposure to this group and consists of loans of securities held by trust customers where the Corporation has provided indemnification against borrower default. Securities are typically used by brokers and dealers to cover their short positions. These loans are generally collateralized by cash, U.S. Government securities and letters of credit with values in excess of loan amounts. Cash collateral is typically held at the Corporation while other collateral is usually held at the depositories through which securities lending transactions are conducted.

  Commercial loans are used by brokers and dealers to fund the purchase of securities, while standby letters are used to maintain margins. Collateral is typically equity and debt securities, commodities, futures and option contracts held by the Corporation or other appropriate custodians or depositories. Security interest is obtained to ensure access to collateral.

  The Corporation's maximum risk of accounting loss, should brokers and dealers fail to fulfill their contractual obligations and all collateral prove to be worthless, was approximately $3.1 billion or 12 percent of the Corporation's total credit exposure at December 31, 1994 and $3.6 billion or 15 percent of the Corporation's total credit exposure at December 31, 1993.

Commercial banks

The Corporation has credit exposure to the domestic and international banking industry through its participation in check clearing, international banking transactions, foreign exchange transactions, Eurodollar investing and through correspondent banking services including Federal fund loans and standby letter of credit guarantees. Generally, collateral is not held to support credit exposure to banks, although risks are mitigated since durations are short, investments are highly liquid, and counterparties are geographically diverse. The Corporation's maximum risk of accounting loss, should all commercial banks fail to fulfill their contractual obligations, was approximately $2.8 billion or 11 percent of the Corporation's total credit exposure at December 31, 1994 and $2.5 billion or 11 percent of the Corporation's total credit exposure at December 31, 1993.

10. Retirement And Other Postemployment Plans

The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1994. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1994. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities.

  The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1994, the minimum and maximum deductible contribution are both zero as a result of the full funding limitation. For 1993 and 1992, cumulative contributions were greater than the amount recorded as pension expense for financial reporting purposes.

  In 1994, the Corporation elected to change the measurement date for plan assets and liabilities from December 31 to September 30. The change in accounting had no material effect on 1994 or prior years' pension expense.


(in thousands)                                    Years Ended December 31        1994**       1993        1992
--------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits of $105,804 in
  1994, $125,726 in 1993, and $108,130 in 1992............................  $ 122,357    $ 143,111   $ 123,787
                                                                            =========    =========   =========
Projected benefit obligation for service rendered to date.................  $(172,016)   $(206,048)  $(178,748)
Plan assets at fair value*................................................    187,249      211,380     189,034
                                                                            ---------    ---------   ---------
Excess of plan assets over projected benefit obligation...................     15,233        5,332      10,286
Unrecognized net (gain) loss from past experience different from that
 assumed and effects of changes in assumptions............................     (3,416)      11,331       9,406
Prior service cost not yet recognized in net periodic pension cost........     (4,221)        (286)       (316)
Unrecognized net asset at December 31 being recognized over 16.3 years
 from January 1, 1986.....................................................     (2,577)      (3,045)     (3,405)
                                                                            ---------    ---------   ---------
 Prepaid pension cost.....................................................  $   5,019       13,332   $  15,971
                                                                            =========    =========   =========
Assumptions used:
 Discount rate............................................................       7.75%        7.25%       7.75%
 Rate of increase in compensation.........................................       6.60%        6.60%       6.60%
 Expected long-term asset return..........................................       8.00%        8.00%       8.00%

 * Plan assets consist primarily of participating units in collective trust funds administered by HTSB, along with U.S. Government bonds.
** Plan assets and obligations measured as of September 30, 1994.

  Net pension expense included the following components for the primary plan:


(in thousands)                                        Years Ended December 31      1994       1993        1992
--------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period...............................  $ 10,796   $  9,453    $  9,183
Interest cost on projected benefit obligation................................    13,526     13,278      12,472
Actual return on plan assets.................................................     1,368    (26,778)    (11,025)
Net amortization and deferral................................................   (17,460)    12,369      (2,406)
                                                                               --------   --------    --------
  Net periodic pension expense...............................................  $  8,230   $  8,322    $  8,224
                                                                               ========   ========    ========

  Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:


(in thousands)                      Years Ended December 31    1994       1993        1992
------------------------------------------------------------------------------------------
Accumulated benefit obligation............................. $ 7,703    $ 8,944     $ 8,751
Projected benefit obligation for service rendered to date..  19,573     15,425      12,452
Accrued pension liability..................................   6,138      8,944       8,751
Net periodic pension expense...............................   6,983      5,491       3,398

Assumptions used:
  Discount rate............................................    5.75%      5.00%       7.75%
  Rate of increase in compensation.........................    6.60%      6.60%       6.60%

  During 1994 and 1993, the Corporation's lump-sum benefit payments to retirees resulted in settlement losses of approximately $3.1 million and $3.4 million, respectively, reflected above as a portion of net periodic pension expense.

  The total consolidated pension expense of the Corporation, including the supplemental plan, for 1994, 1993 and 1992 was $15,222,000, $13,830,000 and
$11,776,000, respectively.

  In addition to pension benefits, the Corporation provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. In 1994, the Corporation expanded the plan to provide medical care benefits for disabled employees and widows of former employees. The Corporation provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Corporation contributes to the cost of coverage based on employees' length of service. Cost sharing with retirees is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Corporation, although recently contributions to a trust fund have been made under Internal Revenue Code Section 401(h).

  The following table sets forth the postretirement medical care benefit plan's status at December 31, 1994 and 1993 for the Corporation (in 1994 the Corporation elected to change the measurement date for plan assets and liabilities from December 31 to September 30; the change had no material effect on 1994 or 1993 benefit expense):


(in thousands)                                               Years Ended  December 31       1994***       1993
--------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Retirees...........................................................................   $(28,562)     $(26,792)
  Fully eligible active plan participants............................................     (5,041)       (5,151)
  Other active plan participants.....................................................    (13,637)      (12,107)
                                                                                        --------      --------
Accumulated postretirement benefit obligation........................................    (47,240)      (44,050)
Plan assets at fair value*...........................................................      6,924         4,781
                                                                                        --------      --------
Accumulated postretirement benefit obligation in excess of plan assets...............    (40,316)      (39,269)
Unrecognized net (gain) loss from past experience different from that assumed........       (949)        2,163
Prior service cost not yet recognized in net periodic postretirement benefit cost....      3,177             -
Unrecognized transition obligation...................................................     35,396        37,448
                                                                                        --------      --------
Prepaid (accrued) postretirement benefit cost........................................   $ (2,692)     $    342
                                                                                        ========      ========
Assumptions used in determining actuarial present value of benefit obligation:
  Discount rate......................................................................       7.75%         7.25%
  Rate of increase in health care costs:
      Initial........................................................................         12%           12%
      Ultimate.......................................................................          7%            7%
 Expected long-term asset return.....................................................          8%           **

  * Plan assets consist primarily of participating units in collective trust funds administered by HTSB.
 ** For 1993 postretirement medical expense, no assets were assumed to exist.
    The initial funding occurred in 1993.
*** Plan assets and obligations measured as of September 30, 1994.

  Net postretirement benefit expense included the following components:


(in thousands)                                     Years Ended December 31    1994    1993
------------------------------------------------------------------------------------------
Service cost-benefits earned during the period............................  $2,003  $1,367
Interest cost on accumulated postretirement benefit obligation............   3,399   2,969
Actual return on plan assets..............................................       2     (76)
Amortization of transition obligation over 20 years.......................   1,763   2,047
                                                                            ------  ------
  Net postretirement benefit expense......................................  $7,167  $6,307
                                                                            ======  ======

  The weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 12 percent for 1994 and was assumed to decrease gradually to 7 percent in 2001 and remain at that level thereafter. This health care cost trend rate assumption had a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point each year would have increased the accumulated postretirement benefit obligation as of September 30, 1994 and December 31, 1993 by $7.3 and $6.7 million respectively, and the aggregate service and interest cost components of net postretirement benefit expense for 1994 by approximately $1.0 million.

11. Lease Expense And Obligations

Rental expense for all noncapitalized leases was $16,002,000 in 1994, $16,623,000 in 1993 and $19,229,000 in 1992. These amounts include real estate taxes, maintenance and other rental-related operating costs of $4,151,000, $4,712,000 and $2,916,000 for 1994, 1993 and 1992 respectively, paid under net lease arrangements. Lease commitments are primarily for office space. Minimum rental commitments as of December 31, 1994 for all noncancelable operating leases are as follows:

(in thousands)
------------------------------------------
1995............................   $ 9,681
1996............................     9,678
1997............................     8,938
1998............................     7,635
1999............................     5,870
2000 and thereafter.............    17,075
                                   -------
  Total minimum future rentals..   $58,877
                                   =======

  Occupancy expenses for 1994, 1993 and 1992 have been reduced by $13,816,000, $13,300,000 and $12,729,000, respectively, for rental income from leased premises.

12. Income Taxes

The 1994, 1993 and 1992 applicable income tax expense (benefit) was as follows:

(in thousands)            Federal      State   Foreign     Total
----------------------------------------------------------------
1994:    Current......   $ 27,335    $   980     $31    $ 28,346
         Deferred.....         90     (3,908)     --      (3,818)
                         --------    -------     ---    --------
           Total......   $ 27,425    $(2,928)    $31    $ 24,528
                         ========    =======     ===    ========

1993:    Current......   $ 48,639    $ 4,055     $14    $ 52,708
         Deferred.....     (7,331)    (5,498)     --     (12,829)
                         --------    -------     ---    --------
           Total......   $ 41,308    $(1,443)    $14    $ 39,879
                         ========    =======     ===    ========

1992:    Current......   $ 39,223    $ 3,430     $15    $ 42,668
         Deferred.....    (18,242)    (2,331)     --     (20,573)
                         --------    -------     ---    --------
           Total......   $ 20,981    $ 1,099     $15    $ 22,095
                         ========    =======     ===    ========

    Tax expense for 1994 and 1993 was computed in accordance with SFAS No. 109. Tax expense for 1992 was computed in accordance with APB 11 and not restated upon adoption of SFAS No. 109 in 1993.

    Deferred tax liabilities (assets) are comprised of the following at December 31, 1994, and at December 31, 1993:

(in thousands)                                             December 31       1994       1993
--------------------------------------------------------------------------------------------
Gross deferred tax assets:
 Allowance for possible credit losses.................................   $(53,765)  $(55,985)
 Intangible assets....................................................     (7,182)    (5,573)
 Deferred employee compensation.......................................     (4,432)    (5,174)
 Deferred expense and prepaid income..................................     (7,029)    (7,534)
 Other real estate....................................................     (2,370)    (4,383)
 Pension and medical trust............................................     (3,910)         -
 Other assets.........................................................     (1,423)    (4,960)
                                                                         --------   --------
  Deferred tax assets.................................................    (80,111)   (83,609)
                                                                         --------   --------
Gross deferred tax liabilities:
 Depreciable assets...................................................      3,899      4,016
 Other liabilities....................................................      3,114      7,488
                                                                         --------   --------
  Deferred tax liabilities............................................      7,013     11,504
Valuation allowance...................................................          -      2,825
                                                                         --------   --------
 Net deferred tax assets..............................................    (73,098)   (69,280)
                                                                         --------   --------
Tax effect of adjustment related to SFAS No. 115......................    (21,535)    17,441
                                                                         --------   --------
Net deferred tax assets including adjustment related to SFAS No. 115..   $(94,633)  $(51,839)
                                                                         ========   ========

  At December 31, 1994, the net deferred tax asset of $73.1 million included $59.7 million for Federal tax and $13.4 million for State tax. Although the Corporation has fully recognized both its Federal and State deferred tax assets, realization of $8.6 million of the deferred State tax asset is dependent on future Illinois taxable income. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire deferred Federal tax asset and the remaining $4.8 million of the deferred State tax asset. The deferred taxes reported on the Corporation's Consolidated Statement of Condition at December 31, 1994 also include a $21.5 million deferred tax asset for the tax effect of the net unrealized losses associated with marking to market certain securities designated as available for sale.

  In 1992, deferred taxes resulted from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effect of each in 1992 were as follows:


(in thousands)                                Year Ended December 31       1992
-------------------------------------------------------------------------------
Provision for credit losses.........................................   $ (2,369)
Depreciation and amortization.......................................     (4,919)
Lease financing.....................................................     (1,197)
Alternative minimum tax.............................................     (6,465)
State income tax....................................................     (1,457)
Other, net..........................................................     (4,166)
                                                                       --------
    Total...........................................................   $(20,573)
                                                                       ========

  A deferred income tax debit amounting to $56,451,000 at December 31, 1992 was included on the Corporation's Consolidated Statement of Condition.

  Total income tax expense of $24,528,000 for 1994, $39,879,000 for 1993, and $22,095,000 for 1992 reflects effective tax rates of 20.1 percent, 25.6 percent and 16.3 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent (34 percent for 1992) to income before income taxes were as follows:

                                                                           1994                     1993                      1992
                                                          ---------------------     ---------------------     ---------------------
                                                                     Percent of                Percent of                Percent of
                                                                         Pretax                    Pretax                    Pretax
(dollars in thousands)         Years Ended December 31      Amount       Income       Amount       Income       Amount       Income
-----------------------------------------------------------------------------------------------------------------------------------
Computed tax expense..................................    $ 42,656         35.0%    $ 54,503         35.0%    $ 46,018         34.0%
Increase (reduction) in income tax expense due to:
  Tax-exempt income from loans and investments net
    of municipal interest expense disallowance........     (14,135)       (11.6)     (15,213)        (9.7)     (16,170)       (12.0)
  Effect of AMT.......................................          --           --           --           --       (9,100)        (6.7)
  Reduction of deferred tax valuation allowance.......      (2,825)        (2.3)          --           --           --           --
  Other, net..........................................      (1,168)        (1.0)         589           .3        1,347          1.0
                                                          --------        -----     --------         ----     --------        -----
Actual tax expense....................................    $ 24,528         20.1%    $ 39,879         25.6%    $ 22,095         16.3%
                                                          ========        =====     ========         ====     ========        =====

  In 1994, the Corporation generated an Illinois tax return net operating loss
(NOL) of $6 million. Based on the tax sharing agreement with other members of the unitary group, a portion of the Illinois losses generated by certain subsidiaries of the Corporation in 1992 through 1994 have been unutilized and are carried forward. The Corporation has $14.6 million of Illinois NOLs available for carryforward to 1995. If unused, these NOLs will expire in the years 1996 through 2007.

  The tax expense from net gains on security sales amounted to $4,440,000, $5,166,000, and $1,558,000 in 1994, 1993, and 1992, respectively.


13. Investments In Subsidiaries And Statutory Restrictions

Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $1,026,515,000 and $1,033,582,000 at December 31, 1994 and
1993, respectively.

  Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois state law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $169,637,000 of dividends at December 31, 1994. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $49,731,000 and $83,605,000 in 1994 and 1993, respectively.

  The Federal Reserve Act also places restrictions on certain transactions between Bankcorp and its affiliates, including loans from subsidiary banks. Such restrictions include collateralization requirements and quantitative limitations. Essentially, a member bank's aggregate involvement in these restricted transactions may not exceed 20 percent of its capital and surplus, as defined by the Federal Reserve Board. In addition, restricted transactions involving an individual affiliate are limited to 10 percent of its capital and surplus.

  The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1994 and 1993, daily average reserve balances of $206 million and $185 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 1994 and 1993, balances on deposit at the Federal Reserve Bank totaled $219 million and $149 million, respectively.

14. Contingent Liabilities

Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.


15. Foreign Activities (By Domicile Of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:


1994 (in thousands)                                                  Foreign        Domestic     Consolidated
-------------------------------------------------------------------------------------------------------------
Total operating income.......................................     $   53,416     $ 1,095,633      $ 1,149,049
Total expenses...............................................         23,584       1,003,591        1,027,175
                                                                  ----------     -----------      -----------
Income before taxes..........................................         29,832          92,042          121,874
Applicable income taxes......................................         11,857          12,671           24,528
                                                                  ----------     -----------      -----------
Net income...................................................     $   17,975     $    79,371      $    97,346
                                                                  ==========     ===========      ===========
Identifiable assets at year-end..............................     $1,042,784     $14,288,755      $15,331,539
                                                                  ==========     ===========      ===========

1993 (in thousands)
-------------------------------------------------------------------------------------------------------------
Total operating income.......................................     $   51,726     $ 1,018,539      $ 1,070,265
Total expenses...............................................         20,442         894,101          914,543
                                                                  ----------     -----------      -----------
Income before taxes..........................................         31,284         124,438          155,722
Applicable income taxes......................................         12,434          27,445           39,879
Cumulative effect on prior years (to December 31, 1992)
  of changing the accounting method for income taxes.........             --           1,782            1,782
                                                                  ----------     -----------      -----------
Net income...................................................     $   18,850     $    98,775      $   117,625
                                                                  ==========     ===========      ===========
Identifiable assets at year-end..............................     $  836,268     $12,681,566      $13,517,834
                                                                  ==========     ===========      ===========

1992 (in thousands)
-------------------------------------------------------------------------------------------------------------
Total operating income.......................................     $   56,238     $ 1,098,190      $ 1,154,428
Total expenses...............................................         16,549       1,002,531        1,019,080
                                                                  ----------     -----------      -----------
Income before taxes..........................................         39,689          95,659          135,348
Applicable income taxes......................................          9,843          12,252           22,095
                                                                  ----------     -----------      -----------
Net income...................................................     $   29,846     $    83,407      $   113,253
                                                                  ==========     ===========      ===========
Identifiable assets at year-end..............................     $1,106,078     $11,623,159      $12,729,237
                                                                  ==========     ===========      ===========

  Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1994, 1993 and 1992, identifiable foreign assets accounted for 7, 6 and 9 percent, respectively, of total consolidated assets.

16. Parent Company Only Condensed Financial Information

Presented below is the statement of income, balance sheet and statement of cash flows for Harris Bankcorp, Inc. (parent company only):

Statement of Income


 (in thousands)                                       For the Years Ended December 31      1994       1993       1992
 --------------------------------------------------------------------------------------------------------------------
*Interest on securities purchased from bank subsidiary under agreement to resell.....   $ 7,032   $  3,721   $  3,898
 Interest on securities purchased from nonaffiliates under agreement to resell.......         -         48         -
*Interest on advances to bank subsidiaries...........................................    13,613     20,487     12,953
*Interest on advances to nonbank subsidiaries........................................         2         38        148
 Interest on investments in Federal agency securities................................     6,387      3,212      5,274
*Interest on deposits at bank subsidiaries...........................................       571      1,118        270
 Interest on deposits at nonaffiliated banks.........................................       507      1,309      1,640
*Dividends from bank subsidiaries....................................................    47,231     80,605     49,580
*Dividends from nonbank subsidiaries.................................................     2,500      3,000      5,050
 Other operating income..............................................................       275      1,488         39
                                                                                        -------   --------   --------
   Total operating income............................................................    78,118    115,026     78,852
                                                                                        -------   --------   --------
 Interest expense on commercial paper................................................    11,496      7,779      9,917
 Interest expense on long-term notes.................................................    19,520     26,384     18,848
 Other operating expense.............................................................     5,228      7,441      3,468
                                                                                        -------   --------   --------
   Total operating expenses..........................................................    36,244     41,604     32,233
                                                                                        -------   --------   --------
 Income before income taxes and equity in undistributed net income of subsidiaries...    41,874     73,422     46,619
 Applicable income tax benefit.......................................................    (3,441)    (3,827)      (244)
                                                                                        -------   --------   --------
 Income before equity in undistributed net income of subsidiaries
   and cumulative effect of a change in accounting principle.........................    45,315     77,249     46,863
*Equity in undistributed net income of bank subsidiaries.............................    51,960     27,373     67,687
*Equity in undistributed net income of nonbank subsidiaries..........................        71      6,878     (1,297)**
                                                                                        -------   --------   --------
 Income before cumulative effect of a change in accounting principle ................    97,346    111,500    113,253
 Cumulative effect on prior years (to December 31, 1992) of changing
   the accounting method for income taxes............................................         -      6,125          -
                                                                                        -------   --------   --------
   Net income........................................................................   $97,346   $117,625   $113,253
                                                                                        =======   ========   ========

 * Eliminated in consolidation.
** Net of dividends from nonbank subsidiaries of approximately $5.1 million;
   actual net income totaled approximately $3.8 million.


Balance Sheet


 (in thousands)                                                                   December 31         1994        1993
 ---------------------------------------------------------------------------------------------------------------------
 Assets
 Demand balances due from banks..............................................................   $       50  $       46
 Investment in U. S. Treasury and Federal agency securities..................................      200,799     201,196
*Securities purchased from bank subsidiary under agreement to resell.........................      136,912     151,437
*Advances to bank subsidiaries...............................................................      235,000     235,000
*Advances to nonbank subsidiaries............................................................            -         500
 Interest-bearing deposits at nonaffiliated banks............................................       25,000      20,000
 Equity investments in wholly-owned subsidiaries:
   *Banks....................................................................................      977,125     984,263
   *Nonbanks.................................................................................       49,390      49,319
 Other assets................................................................................        6,451       6,098
                                                                                                ----------  ----------
      Total assets...........................................................................   $1,630,727  $1,647,859
                                                                                                ==========  ==========

 Liabilities and Stockholder's Equity
 Commercial paper outstanding................................................................   $  306,737  $  326,268
 Other liabilities...........................................................................        4,026       5,238
 Long-term notes.............................................................................      298,810     298,681
                                                                                                ----------  ----------
      Total liabilities......................................................................      609,573     630,187
 Stockholder's equity........................................................................    1,021,154   1,017,672
                                                                                                ----------  ----------
      Total liabilities and stockholder's equity.............................................   $1,630,727  $1,647,859
                                                                                                ==========  ==========

*Eliminated in consolidation


Statement of Cash Flows

(in thousands)                                        For the Years Ended December 31            1994           1993          1992
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income...........................................................................    $    97,346      $ 117,625     $ 113,253
 Adjustments to reconcile net income to net cash provided by operating activities:
  Undistributed net income of subsidiaries............................................        (52,031)       (34,251)      (66,390)
  Accretion and amortization..........................................................         (5,037)        (3,173)       (4,547)
  Deferred income tax provision (benefit).............................................             30         (1,418)       (3,416)
  Net (increase) decrease in interest receivable......................................           (344)           143          (418)
  Other, net..........................................................................         (1,172)        (6,484)       13,018
                                                                                          -----------      ---------     ---------
    Net cash provided by operating activities.........................................         38,792         72,442        51,500
                                                                                          -----------      ---------     ---------
Investing Activities:
  Net (increase) decrease in interest-bearing deposits at banks.......................         (5,000)       145,000      (150,000)
  Net decrease (increase) in securities purchased under agreement to resell...........         14,525        (27,462)      (29,396)
  Proceeds from maturities of portfolio securities....................................      1,102,363        674,893       937,504
  Purchases of portfolio securities...................................................     (1,096,928)      (862,929)     (775,849)
  Net decrease (increase) in advances to subsidiaries.................................            500          1,100       (94,800)
  Return of capital from (capital infusions to) subsidiaries..........................              -          8,261        (9,350)
  Other, net..........................................................................             21         (1,073)          183
                                                                                          -----------      ---------     ---------
   Net cash provided (used) by investing activities...................................         15,481        (62,210)     (121,708)
                                                                                          -----------      ---------     ---------

Financing Activities:
  Net (decrease) increase in commercial paper outstanding.............................        (19,531)        39,123        14,679
  Proceeds from issuance of long-term notes...........................................              -             -        100,000
  Repayment of long-term notes........................................................              -             -           (330)
  Cash dividends paid.................................................................        (34,738)       (49,355)      (44,139)
                                                                                          -----------      ---------     ---------
    Net cash (used) provided by financing activities..................................        (54,269)       (10,232)       70,210
                                                                                          -----------      ---------     ---------
Net increase in demand balances due from banks........................................              4              -             2
Demand balances due from banks at January 1...........................................             46             46            44
                                                                                          -----------      ---------     ---------
Demand balances due from banks at December 31.........................................    $        50      $      46     $      46
                                                                                          ===========      =========     =========

17. Business Combinations/Intangibles

At December 31, 1994 and 1993, intangible assets, including goodwill resulting from business combinations, amounted to $47,757,000 and $57,924,000, respectively. Intangible assets are included in "Other Assets" on the Consolidated Statement of Condition. Amortization of these intangibles amounted to $10,266,000 in 1994, $11,785,000 in 1993 and $13,898,000 in 1992. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

18. Related Party Transactions

Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of Bank of Montreal. Unamortized goodwill of $25 million at December 31, 1994 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

  During 1994, 1993 and 1992, the Corporation engaged in various transactions with Bank of Montreal and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings and interest rate and foreign exchange contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. These related party transactions were completed on terms approximating those for similar ones completed on an arms-length basis. Management fees were determined in accordance with applicable banking regulations. In the aggregate, net revenues and expenses from related party transactions were not material to the Corporation's results of operations.

  In October 1991, the Corporation announced that certain U.S. corporate banking units of HTSB and Bank of Montreal were to be merged into a single organizational unit in order to better accommodate the requirements of certain customers in the large corporate market. The transition was expected to take place over several months. During the 1991 fourth quarter, a total of 38 employees had transferred from HTSB to Bank of Montreal's payroll, although all related customer business remained with the Corporation at that time. During 1992, 75 customers representing approximately $214 million in outstanding credits and $2.3 billion in unused commitments were transferred to Bank of Montreal. In 1993, an additional 31 customers representing approximately $22 million in outstanding credits and $533 million in commitments were also transferred. Bank of Montreal was compensated for expenses incurred on behalf of HTSB's customers through December 31, 1993. No material transfers occurred in 1994.

Explanation of Joint Independent Auditors' Reports
-------------------------------------------------------------------------------

The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG Peat Marwick LLP and Coopers & Lybrand L.L.P. to serve as joint auditors for the year ended December 31, 1994. KPMG Peat Marwick LLP and Coopers & Lybrand L.L.P. also served as joint auditors for the year ended December 31, 1993, while KPMG Peat Marwick LLP and Deloitte & Touche LLP served as joint auditors for the year ended December 31, 1992.

  Bankmont Financial Corp., a wholly-owned subsidiary of Bank of Montreal, owns all outstanding shares of Harris Bankcorp, Inc. Canadian bank shareholders had been required by the Canadian Bank Act to appoint each year two firms of independent public accountants to be auditors of their bank and all significant subsidiaries. In prior years, the change in the Corporation's independent public accountants reflected identical changes made by Bank of Montreal. The Canadian Bank Act was revised during 1992; accordingly, the Corporation no longer expects a planned rotation of independent auditors.

Independent Auditors' Reports
-------------------------------------------------------------------------------

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholder's equity and cash flows for the years ended December 31, 1994 and 1993. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

  As discussed in Notes 1 and 2 to the consolidated financial statements, Harris Bankcorp, Inc. and Subsidiaries changed their method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As discussed in Notes 1 and 10, Harris Bankcorp, Inc. and Subsidiaries also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993. As discussed in Notes 1 and 12, Harris Bankcorp, Inc. and Subsidiaries also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes" as of January 1, 1993.



KPMG Peat Marwick LLP                    Coopers & Lybrand L.L.P.
Chicago, Illinois
January 27, 1995


To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

We have audited the accompanying consolidated statements of income, changes in stockholder's equity and cash flows of Harris Bankcorp, Inc. and Subsidiaries for the year ended December 31, 1992. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s and Subsidiaries management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Harris Bankcorp, Inc. and Subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP                    Deloitte & Touche LLP
Chicago, Illinois
January 29, 1993

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures. See the Explanation of Joint Independent Auditors' Reports on page 56 of this Report for information concerning changes in the Corporation's independent auditors.

--------------------------------------------------------------------------------
PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Bankcorp's Board of Directors consists of fifteen members. Directors are elected annually. Each present director, except Mrs. Congalton and Ms. Decyk (both of whom are attorneys), has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

Matthew W. Barrett, age 50, Chairman and Chief Executive Officer of Bank of Montreal. Elected in 1988.

F. Anthony Comper, age 49, President and Chief Operating Officer and a Director of Bank of Montreal. Elected in 1990.

Susan T. Congalton, age 48, Managing Director, Lupine Partners (private investments). Elected in 1988.

Roxanne J. Decyk, age 42, Vice President, Planning, Amoco Corp. (petroleum products) and a Director of Material Sciences Corporation and Snap-On Incorporated. Elected in 1990.

Wilbur H. Gantz, age 57, President and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger, Gillette Corporation and Bank of Montreal. Elected in 1984.

James J. Glasser, age 60, Chairman, President and Chief Executive Officer of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company, Stone Container Corporation and Bank of Montreal. Elected in 1980.

Daryl F. Grisham, age 68, President and Chief Executive Officer of Parker House Sausage Company (meat processor). Elected in 1983.

Dr. Leo M. Henikoff, age 55, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

Donald S. Hunt, age 56, President and Chief Operating Officer of Bankcorp and Harris Trust and Savings Bank. Elected in 1991.

Dr. Stanley O. Ikenberry, age 60, President of the University of Illinois and a Director of Franklin Life Insurance Company and Pfizer, Inc. Elected in 1985.

Alan G. McNally, age 49, Chief Executive Officer and Vice Chairman of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1993.

Charles H. Shaw, age 62, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

Richard E. Terry, age 57, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

William J. Weisz, age 68, Chairman of the Board, Motorola, Inc. (manufacturer of electronic equipment). Elected in 1988.

B. Kenneth West, age 61, Chairman of the Board of Bankcorp and Harris Trust and Savings Bank and a Director of Motorola, Inc. Elected in 1979.

     In addition to Messrs. McNally and Hunt, the Corporation had twelve executive officers at December 31, 1994-Senior Executive Vice Presidents Edward
W. Lyman, Jr., age 52, and Maribeth S. Rahe, age 46, and Executive Vice Presidents Richard J. Brown, age 50, Jeffrey D. Butterfield, age 48, Charles H. Davis, age 52, Gerald F. Fitzgerald, Jr., age 44, James G. Fitzgerald, age 43, Kenneth R. Keck, age 56, Louis F. Lanwermeyer, age 46, Charles R. Tonge, age 45, Edward J. Williams, age 52, and Nancy B. Wolcott, age 40. With the exception of Gerald F. Fitzgerald, Jr. and James G. Fitzgerald who were elected in 1994, each officer has held executive positions with HTSB for many years.

ITEM 11-OMITTED PURSUANT TO GENERAL INSTRUCTION (J) (2) (c) OF FORM 10-K.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Bank of Montreal, through its subsidiary, Bankmont Financial Corp., a U.S. bank holding company chartered in Delaware, owns all 6,667,490 issued and outstanding shares of Bankcorp's common stock.

ITEM 13-OMITTED PURSUANT TO GENERAL INSTRUCTION (J)(2) (c) OF FORM 10-K.

Part IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed with Report:

  (l) Financial Statements (See page 1 for a listing of all financial statements included in Item 8)

  (2)  Financial Statement Schedules

       All Schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

  (3)  Exhibits:

         3.  Articles of Incorporation and By-laws

             a) Restated Certificate of Incorporation (filed as an Exhibit to Bankcorp's 1987 Form 10-K and incorporated herein by reference)

             b) By-laws of Harris Bankcorp, Inc. (filed as an Exhibit to Bankcorp's 1993 Form 10-K and incorporated herein by reference)

         4. Indenture dated as of June 1, 1989 relating to Bankcorp's 9 3/8% Subordinated Notes Due 2001 (filed as an Exhibit to Bankcorp's May 24, 1989 Registration Statement on Form S-3 and incorporated herein by reference). In addition, Bankcorp has issued three Floating Rate Subordinated Notes to its parent company, Bankmont. The principal amount of these notes totals $200 million. They mature in 2004, 2005 and 2006, respectively. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

        10.  Material Contracts and Compensatory Plans

             a) Managerial Participation Fund (filed as an Exhibit to Bankcorp's 1987 Form 10-K and incorporated herein by reference)

             b)  Harris Growth Incentive Plan (filed as an Exhibit to
                 Bankcorp's 1991 Form 10-K and incorporated herein by reference)

             c) Employees' Savings and Profit Sharing Plan (filed as an Exhibit to Bankcorp's 1993 Form 10-K and incorporated herein by reference)

             d) Consulting Agreement between the Corporation and Mr. B. Kenneth West dated August 30, 1993 (filed as an Exhibit to Bankcorp's 1993 Form 10-K and incorporated herein by reference)

             e) Harris Retirement Benefit Replacement Plan (filed as an Exhibit to Bank of Montreal's August 3, 1994 Registration Statement on Form F-4, File No. 33-82358, and incorporated herein by reference)

        23.  Consents of experts and counsel (consents of Independent Auditors)

        24.  Power of Attorney

(b)  No reports on Form 8-K were filed during the last quarter of 1994.
--------------------------------------------------------------------------------
*Copies of Exhibits (a) (3) 3, 4, 10, 23 and 24, not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 1995.

/s/ Alan G. McNally
--------------------
Alan G. McNally              Chief Executive Officer

/s/ Pierre O. Greffe
--------------------
Pierre O. Greffe             Chief Financial Officer

/s/ Paul R. Skubic
--------------------
Paul R. Skubic               Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 28th day of March 1995.

F. Anthony Comper
Susan T. Congalton           Daryl F. Grisham              Charles H. Shaw
Roxanne J. Decyk             Leo M. Henikoff               Richard E. Terry
Wilbur H. Gantz              Donald S. Hunt                William J. Weisz
James J. Glasser             Stanley O. Ikenberry          B. Kenneth West


/s/ Alan G. McNally
--------------------
Alan G. McNally
Attorney-In-Fact



Supplemental Information

No annual report or proxy statement will be sent to security holders in 1995.