Form 10-Q
period 1995-03-31
HARRIS BANKCORP INC
filed 1995-05-12
CIK 45729

                                   Form 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               (Mark One)
               [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter ended March 31, 1995


                                      OR


               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                             HARRIS BANKCORP, INC.
                            111 West Monroe Street
                            Chicago, Illinois 60603
                                (312) 461-2121

Commission File Number 0-18179

Incorporated in the State of Delaware

IRS Employer Identification No. 36-2722782

Harris Bankcorp, Inc. (the "Corporation") has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

At May 12, 1995 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

Part 1. Financial Information
- - -----------------------------

Item 1. Financial Statements.

        Consolidated Statement of Condition as of March 31, 1995, December 31, 1994 and March 31, 1994.

        Consolidated Statement of Income for the quarter ended March 31, 1995 and 1994.

        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the three months ended March 31, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The above financial statements and financial review, included in the Corporation's 1995 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.


Part II. Other Information
- - --------------------------

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) No exhibits are included in this report because such items are not applicable to the reporting period.

        (b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1995, for which this report is filed.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1995.


                                            /s/ Pierre O. Greffe
                                            ___________________________
                                            Pierre O. Greffe
                                            Chief Financial Officer



                                            /s/ Paul R. Skubic
                                            ___________________________
                                            Paul R. Skubic
                                            Chief Accounting Officer

                       EXHIBIT A--HARRIS BANKCORP, INC.
                           1995 FIRST QUARTER REPORT
                                March 31, 1995

FINANCIAL HIGHLIGHTS                     Harris Bankcorp, Inc. and Subsidiaries
- - -------------------------------------------------------------------------------

                                                                        Quarter Ended March 31
                                                                      1995        1994      Change
                                                                    ------------------------------
- - --------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income...............................................  $117,414     $105,576       11%
Net interest income (fully taxable equivalent)....................   122,853      111,405       10
Provision for credit losses.......................................     8,662       13,430      -36
Noninterest income................................................    80,601       80,540        -
Noninterest expenses..............................................   138,242      138,618        -
Net income........................................................    34,718       27,421       27
Cash dividends....................................................    14,000       13,509        4
- - --------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average stockholder's equity............................     13.59%       10.98%     261bp
Return on average assets..........................................      0.95          .82       13
Tier 1 risk-based capital ratio...................................      8.80         8.90      -10
Total risk-based capital ratio....................................     12.36        12.86      -50
Tier 1 leverage ratio.............................................      7.12         7.24      -12
Allowance for possible credit losses to total loans (period-end)..      1.52         1.78      -26
- - --------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income.....................................  $  8,195     $  7,473       10%
Portfolio securities..............................................     3,465        2,947       18
Money market assets...............................................     1,051        1,260      -17
Total interest-earning assets.....................................    12,764       11,721        9
Total assets......................................................    14,822       13,607        9
Deposits..........................................................     9,913        9,530        4
Short-term borrowings.............................................     2,803        2,354       19
Stockholder's equity..............................................     1,036        1,013        2
- - --------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income.....................................  $  8,370     $  7,785        8%
Allowance for possible credit losses..............................       127          139       -9
Portfolio securities..............................................     3,283        2,865       15
Total assets......................................................    15,062       13,900        8
Deposits..........................................................     9,710        9,594        1
Stockholder's equity..............................................     1,063        1,012        5

- - --------------------------------------------------------------------------------
REPORT FROM MANAGEMENT
- - --------------------------------------------------------------------------------
Harris Bankcorp's first quarter earnings were $34.7 million, a 27% increase from
1994 first quarter net income of $27.4 million. The earnings improvement is attributable to strong loan growth, cost control, and a lower provision for credit losses.

  Net interest income on a fully taxable equivalent basis was $122.9 million, up $11.4 million or 10% from first quarter last year. Average earning assets rose 9% to $12.8 billion from $11.7 billion in first quarter 1994, primarily attributable to an increase of $722 million or 10% in average loans. Commercial loans and charge card outstandings were the strongest contributors to this growth. Net interest margin increased to 3.90% from 3.83% in the same quarter last year, reflecting an improved mix of earning assets.

  Noninterest income of $80.6 million was unchanged from the same quarter last year. In 1995, revenue from money market and bond trading activities improved by
$3.1 million compared to first quarter 1994. Foreign exchange income was lower by $1.7 million, and service fees and charges declined by $1.3 million in the higher interest rate environment. In addition, Harris Bankcorp realized a net gain of $2.1 million from sales of portfolio securities in 1995, compared to a
$3.1 million net gain in the first quarter one year earlier.
- - --------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------
First quarter noninterest expenses of $138.2 million were also virtually unchanged from first quarter last year. Income tax expense rose by $9.7 million reflecting both higher pretax income and a favorable adjustment of tax reserves in the prior year's first quarter.

  The first quarter 1995 provision for credit losses of $8.7 million was down from $13.4 million in the first quarter of 1994. Net loan charge-offs during the current quarter were $6.0 million compared to $6.3 million in the same period last year, primarily a result of higher recoveries on real estate loans.

  Nonperforming assets at March 31, 1995 totaled $89 million, or 1.1% of total loans, compared to $95 million or 1.2% at December 31, 1994, and $116 million or 1.5% a year ago. At March 31, 1995, the allowance for possible credit losses was $127 million, equal to 1.5% of loans outstanding, compared to $139 million or 1.8% at the end of the 1994 first quarter. As a result, the ratio of the allowance for possible credit losses to nonperforming assets increased from 119% at March 31, 1994 to 143% at March 31, 1995.

  At March 31, 1995, equity capital of Harris Bankcorp amounted to $1.06 billion, up from $1.01 billion at March 31, 1994. The regulatory capital leverage ratio was 7.12% for the first quarter of 1995 compared to 7.24% in the same quarter one year earlier. Harris Bankcorp's capital ratio substantially exceeds the prescribed regulatory minimum for bank holding companies. At March 31, 1995, the Corporation's Tier 1 and total risk-based capital ratios were 8.80% and 12.36%, respectively, compared to respective ratios of 8.90% and 12.86% at March 31, 1994. Regulatory minimums for these capital measures are 4% and 8%.

  Annualized return on average stockholder's equity was 13.59% in the current quarter and 10.98% a year ago, while the annualized first quarter 1995 return on average assets was .95% compared to .82% in first quarter 1994.

  After a distinguished career spanning more than 30 years, B. Kenneth West stepped down as Chairman of the Board this month. Ken led the Corporation through a period of rapid expansion as Chief Executive Officer from 1984 to 1993, and was instrumental in ensuring the success of our merger with Bank of Montreal. The Board elected Alan G. McNally Chairman, in addition to his duties as Chief Executive Officer.


  Richard M. Jaffe, Chairman and Chief Executive Officer of Oil-Dri
Corporation of America and James O. Webb, President, James O. Webb & Associates, Inc. were elected as new Board members.

  The Harris organization added another branch to its growing community bank network. In January, Harris Bank Libertyville opened its new branch in Mundelein, located at 685 S. Route 83. Also during the first quarter, the U.S. Small Business Administration named Harris Trust and Savings Bank as a Preferred Lender. Harris Trust and Savings Bank is the largest of only ten banks in Illinois to hold this distinction.

/s/ Alan G. McNally                /s/ Donald S. Hunt
Alan G. McNally                    Donald S. Hunt
Chairman and                       President and
Chief Executive Officer            Chief Operating Officer        April 28, 1995

- - --------------------------------------------------------------------------------
                                                                               2

CONSOLIDATED STATEMENT OF INCOME        Harris Bankcorp, Inc. and Subsidiaries
- - ------------------------------------------------------------------------------

                                                                                         Quarter Ended March 31
                                                                                         ----------------------
(in thousands except per share data)                                                      1995          1994
- - ---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees................................................................    $180,501      $127,692

Money market assets:
        Deposits at banks............................................................       9,970         5,623
        Federal funds sold and securities purchased under agreement to resell........       5,513         4,963
Trading account......................................................................         849           480
Securities available for sale:
        U.S. Treasury and Federal agency.............................................      35,128        24,829
        Other........................................................................       2,064           607
Securities held to maturity:
        U.S. Treasury and Federal agency.............................................       9,643         3,433
        State and municipal..........................................................       8,486         9,330
        Other........................................................................         142           727
                                                                                         --------      --------
        Total interest income.......................................................      252,296       177,684
                                                                                         --------      --------
INTEREST EXPENSE
Deposits.............................................................................      85,836        49,956
Short-term borrowings................................................................      38,700        17,757
Short-term senior notes..............................................................       4,574            --
Long-term notes......................................................................       5,772         4,395
                                                                                         --------      --------
        Total interest expense.......................................................     134,882        72,108
                                                                                         --------      --------
NET INTEREST INCOME..................................................................     117,414       105,576
Provision for credit losses..........................................................       8,662        13,430
                                                                                         --------      --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES................................     108,752        92,146
                                                                                         --------      --------
NONINTEREST INCOME
Trust and investment management fees.................................................      38,745        37,625
Trading account......................................................................       1,933        (1,208)
Foreign exchange.....................................................................       4,557         6,218
Charge card..........................................................................       9,245         8,061
Service fees and charges.............................................................      17,653        18,996
Securities gains.....................................................................       2,062         3,148
Other................................................................................       6,406         7,700
                                                                                         --------      --------
        Total noninterest income.....................................................      80,601        80,540
                                                                                         --------      --------
NONINTEREST EXPENSES
Salaries and other compensation......................................................      62,540        60,814
Pension, profit sharing and other employee benefits..................................      17,701        20,912
Net occupancy........................................................................      11,354        11,066
Equipment............................................................................       9,826        10,696
Marketing............................................................................       5,795         5,494
Communication and delivery...........................................................       4,729         4,152
Deposit insurance....................................................................       3,818         3,918
Other................................................................................      22,479        21,566
                                                                                         --------      --------
        Total noninterest expenses...................................................     138,242       138,618
                                                                                         --------      --------
Income before income taxes...........................................................      51,111        34,068
Applicable income taxes..............................................................      16,393         6,647
                                                                                         --------     ---------
        NET INCOME...................................................................    $ 34,718     $  27,421
                                                                                         ========     =========

Earnings per Common Share (based on 6,667,490 average shares outstanding)
Net income...........................................................................    $    5.21    $    4.11
                                                                                         ========     =========
- - ---------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CONDITION                                                         Harris Bankcorp, Inc. and Subsidiaries
- - ----------------------------------------------------------------------------------------------------------------------------------

                                                                                            March 31    December 31       March 31
(in thousands except share data)                                                                1995           1994           1994
- - ----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks...............................................   $ 1,115,794    $ 1,399,781    $ 1,085,489
Money market assets:
 Interest-bearing deposits at banks...................................................       645,626        757,227        719,077
 Federal funds sold and securities purchased under agreement to resell................       585,906        404,226        609,235
Trading account assets................................................................        23,908         36,067         42,224
Portfolio securities:
 Held to maturity (market value of $1,003,949 in 1995, $1,101,927 and $791,025
  in 1994)............................................................................       994,789      1,107,659        758,998
 Available for sale...................................................................     2,287,788      2,581,293      2,106,089
Loans, net of unearned income of $19,036 in 1995, $20,724 and $21,568 in 1994.........     8,369,583      8,229,254      7,785,464
Allowance for possible credit losses..................................................      (127,432)      (124,734)      (138,779)
Premises and equipment................................................................       222,501        221,494        223,001
Customers' liability on acceptances...................................................       108,888        125,113         66,441
Other assets..........................................................................       834,696        594,159        642,710
                                                                                         -----------    -----------    -----------
  TOTAL ASSETS........................................................................   $15,062,047    $15,331,539    $13,899,949
                                                                                         ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing                                      $ 2,844,734    $ 3,222,043    $ 2,866,639
                             -- interest-bearing......................................     4,200,131      4,214,273      4,460,582
Deposits in foreign offices -- noninterest-bearing....................................        64,487         31,903         27,115
                            -- interest-bearing.......................................     2,600,218      2,451,513      2,239,408
                                                                                         -----------    -----------    -----------
  Total deposits......................................................................     9,709,570      9,919,732      9,593,744
Federal funds purchased and securities sold under agreement to repurchase.............     2,113,831      2,632,167      1,620,884
Commercial paper outstanding..........................................................       260,557        306,737        336,796
Other short-term borrowings...........................................................       412,625        670,362        523,636
Short-term senior notes...............................................................       500,000              -              -
Acceptances outstanding...............................................................       108,888        125,113         66,441
Accrued interest, taxes and other expenses............................................       138,437        126,723        108,855
Other liabilities.....................................................................       455,937        230,741        338,891
Long-term notes.......................................................................       298,844        298,810        298,712
                                                                                         -----------    -----------    -----------
  TOTAL LIABILITIES...................................................................    13,998,689     14,310,385     12,887,959
                                                                                         -----------    -----------    -----------

STOCKHOLDER'S EQUITY
Preferred stock (no par value); authorized 1,000,000 shares; issued none..............             -              -              -
Common stock ($8 par value); authorized 10,000,000 shares;
 issued and outstanding 6,667,490 shares..............................................        53,340         53,340         53,340
Surplus...............................................................................       203,897        203,897        203,897
Retained earnings.....................................................................       817,335        796,617        747,921
Unrealized holding (losses)gains, net of deferred taxes...............................       (11,214)       (32,700)         6,832
                                                                                         -----------    -----------    -----------
  TOTAL STOCKHOLDER'S EQUITY..........................................................     1,063,358      1,021,154      1,011,990
                                                                                         -----------    -----------    -----------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..........................................   $15,062,047    $15,331,539    $13,899,949
                                                                                         ===========    ===========    ===========

- - ------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY                         Harris Bankcorp, Inc. and Subsidiaries
- - -----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                      1995           1994
- - -----------------------------------------------------------------------------------------------------------------------
Balance at January 1........................................................................ $ 1,021,154    $ 1,017,672
 Net income.................................................................................      34,718         27,421
 Cash dividends.............................................................................     (14,000)       (13,509)
 Net change in unrealized holding gains/losses on available for sale securities, net of tax.      21,486        (19,594)
                                                                                             -----------    -----------
Balance at March 31......................................................................... $ 1,063,358    $ 1,011,990
                                                                                             ===========    ===========


CONSOLIDATED STATEMENT OF CASH FLOWS
- - -----------------------------------------------------------------------------------------------------------------------
                                                                                                 Quarter Ended March 31
                                                                                             --------------------------
(in thousands)                                                                                      1995           1994
- - -----------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income................                                                                  $    34,718    $    27,421
Adjustments to reconcile net income to net cash provided (used) by operating activities:
 Provision for credit losses................................................................       8,662         13,430
 Depreciation and amortization, including intangibles.......................................      11,834         12,656
 Deferred tax benefit.......................................................................      (1,342)        (3,425)
 Gain on sales of portfolio securities......................................................      (2,062)        (3,148)
 Trading account net sales (purchases)......................................................      12,159          7,837
 Net (increase) decrease in interest receivable.............................................       3,968           (766)
 Net increase in interest payable...........................................................      11,924          4,439
 Net (increase) decrease in loans held for resale...........................................     (87,051)       123,367
 Other, net.................................................................................      15,377        (72,434)
                                                                                             -----------    -----------
  Net cash provided by operating activities.................................................       8,187        109,377
                                                                                             -----------    -----------
Investing Activities:
 Net  (increase) decrease in interest-bearing deposits at banks.............................     111,601       (191,597)
 Net increase in Federal funds sold and securities purchased under agreement to resell......    (181,680)       (91,325)
 Proceeds from maturities of securities held to maturity....................................     222,778        167,777
 Purchases of securities held to maturity...................................................    (107,994)      (179,475)
 Proceeds from sales of securities available for sale.......................................     447,381         38,796
 Proceeds from maturities of securities available for sale..................................     922,526      1,475,812
 Purchases of securities available for sale.................................................  (1,038,048)    (1,226,749)
 Net increase in loans......................................................................     (66,245)      (211,201)
 Proceeds from sales of premises and equipment..............................................       8,344         27,950
 Purchases of premises and equipment........................................................     (18,741)       (34,038)
 Other, net.................................................................................     (45,681)        28,112
                                                                                             -----------    -----------
  Net cash (used) provided by investing activities..........................................     254,241       (195,938)
                                                                                             -----------    -----------
Financing Activities:
 Net increase (decrease) in deposits........................................................    (210,162)       217,873
 Net decrease in Federal funds purchased and securities sold under agreement to repurchase..    (518,336)      (240,177)
 Net increase (decrease) in commercial paper outstanding....................................     (46,180)        10,528
 Net increase (decrease) in short-term borrowings...........................................    (257,737)        64,444
 Proceeds from issuance of short-term senior notes..........................................     500,000              -
 Cash dividends paid........................................................................     (14,000)       (13,509)
                                                                                             -----------    -----------
  Net cash provided (used) by financing activities..........................................    (546,415)        39,159
                                                                                             -----------    -----------
  Net decrease in cash and demand balances due from banks...................................    (283,987)       (47,402)
  Cash and demand balances due from banks at January 1......................................   1,399,781      1,132,891
                                                                                             -----------    -----------
  Cash and demand balances due from banks at March 31.......................................  $1,115,794     $1,085,489
                                                                                             ===========    ===========

- - -----------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

  The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1994.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

  Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
- - --------------------------------------------------------------------------------
2. LEGAL PROCEEDINGS

Certain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
- - --------------------------------------------------------------------------------
3. CASH FLOWS

For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks.
Cash interest payments (net of amounts capitalized) for the three months ended
March 31, totaled $122,958,000 and $67,699,000 in 1995 and 1994, respectively.
Cash income tax payments over the same periods totaled $4,694,000 and
$8,398,000, respectively.
- - --------------------------------------------------------------------------------
4. ACCOUNTING CHANGES

During the first quarter of 1995, the Corporation adopted Statement of
Financial Accounting Standards (SFAS) No. 114--Accounting by Creditors for
Impairment of a Loan and SFAS No. 118--Accounting by Creditors for Impairment of
a Loan--Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. The Corporation will determine loan impairment when assessing the adequacy of the allowance for possible credit losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these statements did not have a material impact on the Corporation's net income or financial position.
- - --------------------------------------------------------------------------------
5. FOREIGN EXCHANGE ACTIVITIES

Effective April 3, 1995, the Corporation and Bank of Montreal (BMO) agreed to combine their U.S. foreign exchange activities (FX). Under this arrangement, FX net profits will be shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April
2002 but may be extended at that time. Either party may terminate the arrangement at their option. Management of the Corporation does not believe that
1995 net income will be materially affected by this agreement.
- - --------------------------------------------------------------------------------

CONSOLIDATED STATISTICAL SUMMARY                                                       Harris Bankcorp, Inc. and Subsidiaries
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter Ended March 31
                                                                                 --------------------------------------------
Daily Average Balances (in millions)                                                               1995                  1994
Average Rates Earned and Paid                                                    ----------------------   -------------------
(fully taxable equivalent basis)                                                 Balances         Rates     Balances    Rates
- - -----------------------------------------------------------------------------------------------------------------------------
Assets
Money market assets:
 Interest-bearing deposits at banks.....................................          $   675          5.99%    $    605     3.77%
 Federal funds sold and securities purchased under agreement to resell..              376          5.95          655     3.07
                                                                                  -------                   --------
  Total money market assets.............................................            1,051          5.98        1,260     3.41
Trading account assets..................................................               53          7.87           40     6.14
Portfolio securities:
Held to maturity:
 U.S. Treasury and Federal agency.......................................              624          6.27          214     6.52
 State and municipal....................................................              431         12.05          479    12.01
 Other..................................................................                8          5.59           59     4.96
                                                                                  -------                   --------
  Total held to maturity................................................            1,063          8.61          752     9.90
Available for sale:
 U.S. Treasury and Federal agency.......................................            2,257          6.40        2,119     4.75
 Other..................................................................              145          6.13           77     3.19
                                                                                  -------                   --------
  Total available for sale..............................................            2,402          6.39        2,196     4.70
                                                                                  -------                   --------
    Total portfolio securities..........................................            3,465          7.08        2,948     6.02
Loans, net of unearned income...........................................            8,195          8.93        7,473     6.94
                                                                                  -------                   --------
  Total interest-earning assets.........................................           12,764          8.18       11,721     6.33
Cash and demand balances due from banks.................................            1,196                      1,199
Other assets............................................................              862                        687
                                                                                  -------                   --------
  Total assets..........................................................          $14,822                    $13,607
                                                                                  =======                   ========
Liabilities and Stockholder's Equity
Interest checking deposits and money market accounts....................          $ 1,662          3.17      $ 1,917     2.31
Savings deposits and certificates.......................................            2,332          4.69        2,161     3.50
Other time deposits.....................................................              520          6.00          529     3.50
Foreign office time deposits............................................            2,559          6.05        1,934     3.31
                                                                                  -------                   --------
  Total interest-bearing deposits.......................................            7,073          4.92        6,541     3.10
Short-term borrowings...................................................            2,803          5.59        2,354     3.05
Short-term senior notes.................................................              293          6.23            -        -
Long-term notes.........................................................              299          7.73          299     5.89
                                                                                  -------                   --------
  Total interest-bearing liabilities....................................           10,468          5.22        9,194     3.18
Noninterest-bearing deposits............................................            2,840                      2,989
Other liabilities.......................................................              478                        411
Stockholder's equity....................................................            1,036                      1,013
                                                                                  -------                   --------
  Total liabilities and stockholder's equity............................          $14,822                    $13,607
                                                                                  =======                   ========
Net interest margin (related to average interest-earning assets)........                          3.90%                  3.83%
                                                                                                 =====                  =====

- - -------------------------------------------------------------------------------

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994
- - --------------------------------------------------------------------------------
SUMMARY

The Corporation's first quarter 1995 net income was $34.7 million, an increase of 27% from first quarter 1994 earnings of $27.4 million. This improvement is attributable to strong loan growth and the resulting increase in net interest income, along with stringent cost control and a lower provision for credit losses.

  Net interest income on a fully taxable equivalent ("FTE") basis was $122.9 million, up $11.4 million or 10% from first quarter last year, reflecting a 7 basis point increase in net interest margin plus a 9% increase in average earning assets. The provision for credit losses fell from $13.4 million in first quarter 1994 to $8.7 million currently. Both noninterest income and noninterest expenses were virtually unchanged from first quarter last year.

  The Corporation's annualized returns on average assets and equity were .95% and 13.59%, respectively, for first quarter 1995 compared to returns of .82% and 10.98%, respectively, for the same quarter last year.

  Additional commentary on the matters included in the above summary are provided in the following sections of this quarterly report.


- - --------------------------------------------------------------------------------
NET INTEREST INCOME

                                                          Quarter Ended March 31
                                                          ----------------------
(in thousands)                                               1995         1994
- - --------------------------------------------------------------------------------
Interest income.........................................   $252,296     $177,684
Fully taxable equivalent adjustment.....................      5,439        5,829
                                                           --------     --------
  Interest income (fully taxable equivalent basis)......    257,735      183,513
Interest expense........................................    134,882       72,108
                                                           --------     --------
  Net interest income (fully taxable equivalent basis)..   $122,853     $111,405
                                                           ========     ========
Increase (decrease) due to change in:
  Volume................................................   $  9,984     $ 12,810
  Rate..................................................      1,464      (17,128)
                                                           --------     --------
    Total increase (decrease) in net interest income....   $ 11,448     $ (4,318)
                                                           ========     ========

First quarter net interest income on an FTE basis was $122.9 million, up 10% from $111.4 million in first quarter 1994. Average earning assets increased 9%, or $1.04 billion, and net interest margin, the other principal determinant of net interest income, increased from 3.83% to 3.90% in the current quarter.

  Average loans rose $722 million, or 10%, and represented over two-thirds of the overall increase in average earning assets. Loan categories showing most significant growth over prior year totals were commercial, charge card and installment which increased by $319 million, $169 million and $138 million, respectively. Average portfolio securities were up 18%, or $518 million, reflecting greater holdings of U.S. Treasury securities partially offset by decreases in Federal agencies and state and municipal securities. Money market assets declined by $209 million or 17% quarter-to-quarter.

  Funding for this asset growth came primarily from wholesale foreign time deposits, short-term borrowings and short-term senior notes issued by Harris Trust and Savings Bank which increased by an average of $625 million, $449 million and $293 million, respectively.


- - --------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------
  The Corporation's consolidated net interest margin increased to 3.90% from
3.83% in the same quarter last year, primarily reflecting an improved mix of earning assets as indicated above. This was somewhat offset by the heavy reliance on wholesale deposits for incremental funding, the sale of relatively higher-yielding securities during the quarter and rising rates on retail funds.


Average Earnings Assets--Net Interest Margin
                                                         Quarter Ended March 31
                                            -----------------------------------
Daily Average Balances (in millions)                    1995               1994
Average Rates Earned and Paid               ----------------   ----------------
(fully taxable equivalent basis)            Balances   Rates   Balances   Rates
- - -------------------------------------------------------------------------------
Average interest-earning assets...........  $12,764    8.18%   $11,721    6.33%
                                            =======            =======
Interest-bearing liabilities..............  $10,468    5.22    $ 9,194    3.18
Noninterest-bearing sources of funds......    2,296      --      2,527      --
                                            -------            -------
        Total supporting liabilities......  $12,764    4.28    $11,721    2.50
                                            =======            =======
Net interest margin (related to average
        interest-earning assets)..........             3.90%              3.83%
                                                       ====               ====
- - -------------------------------------------------------------------------------
NONINTEREST INCOME
                                     Quarter Ended March 31  Increase (Decrease)
                                     ----------------------  -------------------
(dollars in thousands)                   1995       1994        Amount      %
- - -------------------------------------------------------------------------------
Trust and investment management fees.. $38,745    $37,625      $ 1,120      3
Trading account.......................   1,933     (1,208)       3,141      +
Foreign exchange......................   4,557      6,218       (1,661)   (27)
Charge card...........................   9,245      8,061        1,184     15
Service fees and charges..............  17,653     18,996       (1,343)    (7)
Securities gains......................   2,062      3,148       (1,086)   (34)
Other.................................   6,406      7,700       (1,294)   (17)
                                       -------    -------      -------    ---
        Total noninterest income...... $80,601    $80,540      $    61     --
                                       =======    =======      =======    ===
Noninterest income for the first quarter was $80.6 million, virtually unchanged from the first quarter of 1994. Increased levels of trust and investment management fees, charge card fees and trading account gains were offset by decreased foreign exchange revenues and lower service fees and charges.

  Trust and investment management fees were $38.7 million, up $1.1 million or
3% from the previous year. During the current quarter, the Corporation began to accrue certain fees from institutional trust customers. As a result, an additional $3.6 million of income was recognized. Excluding this change, trust and investment management fees would have declined by 7%. Foreign exchange revenue was $4.6 million, a decline of $1.7 million or 27% from the previous year. Service fees and charges totaled $17.7 million, a decline of $1.3 million or 7% from the same period last year, reflecting customer preferences for compensating balances. Revenue from money market and bond trading activities improved by $3.1 million compared to first quarter 1994. Charge card income totaled $9.2 million, an increase of $1.2 million or 15% from the previous year due to increased customer volume. The Corporation realized net gains of $2.1 million from the sales of portfolio securities, compared to $3.1 million during the first quarter of 1994.
- - -------------------------------------------------------------------------------
9

- - ---------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES AND INCOME TAXES
                                                       Quarter Ended March 31         Increase (Decrease)
                                                       ----------------------         -------------------
(dollars in thousands)                                      1995         1994           Amount          %
- - ---------------------------------------------------------------------------------------------------------
Salaries and other compensation......................   $ 62,540     $ 60,814          $ 1,726          3
Pension, profit sharing and other employee benefits..     17,701       20,912           (3,211)       (15)
Net occupancy........................................     11,354       11,066              288          3
Equipment............................................      9,826       10,696             (870)        (8)
Marketing............................................      5,795        5,494              301          5
Communication and delivery...........................      4,729        4,152              577         14
Deposit insurance....................................      3,818        3,918             (100)        (3)
Other................................................     22,479       21,566              913          4
                                                        --------     --------          -------
 Total noninterest expenses..........................   $138,242     $138,618          $  (376)         -
                                                        ========     ========          =======
Provision for income taxes...........................   $ 16,393     $  6,647          $ 9,746        147
                                                        ========     ========          =======        ===

Noninterest expenses for the first quarter totaled $138.2 million, a decrease of $.4 million from the first quarter of 1994.

  Employment expenses were $80.2 million, down $1.5 million or 2% from the same quarter last year. Total salaries were up approximately 3% from the year-ago quarter while employee benefits declined by 15% primarily because of reduced settlement losses in the retirement plans and a change in the discount rate used in determining pension costs. Deposit insurance expense was $3.8 million, virtually unchanged from the first quarter of 1994. Marketing expenses and communication and delivery expenses increased $.3 million and $.6 million, respectively, from the previous year. Net occupancy expenses totaled $11.4 million, up $.3 million from the prior year's first quarter, while equipment expenses decreased $.9 million to $9.8 million.

  Income tax expense totaled $16.4 million, an increase of $9.7 million, reflecting both higher pretax income and a favorable adjustment of tax reserves in the prior year's first quarter.

- - ------------------------------------------------------------------------------
CAPITAL POSITION
The Corporation's total equity capital at March 31, 1995 was $1.06 billion, compared with $1.02 billion and $1.01 billion at December 31, 1994 and March 31, 1994, respectively. During the preceding twelve months, the Corporation declared dividends of $35 million.

  U.S. banking regulators have issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.

  Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. The portion of the allowance for possible credit losses includable in Tier 2 capital is limited to 1.25% of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.80% and 12.36%, respectively, at March 31, 1995.

- - ------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------
  Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The
Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio was 7.12% for the quarter ended March 31, 1995 compared to 7.24% for the year-ago quarter.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at March 31, 1995, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.

  Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, purchased mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are to be deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 1995, the Corporation's intangible assets totaled $45 million, including approximately $19 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.95% for the first quarter of 1995.

  The following is a summary of the Corporation's capital ratios:

                                                                           March 31    December 31        March 31
(dollars in thousands)                                                         1995           1994            1994
- - ------------------------------------------------------------------------------------------------------------------
Total assets (end of period).........................................   $15,062,047    $15,331,539     $13,899,949
                                                                        ===========    ===========     ===========
Average assets (quarter).............................................   $14,821,516    $14,668,264     $13,607,273
                                                                        ===========    ===========     ===========
Risk-based on-balance sheet assets...................................   $ 9,478,094    $ 9,078,759     $ 8,734,529
Risk-based off-balance sheet assets..................................     2,503,528      2,580,005       2,303,533
                                                                        -----------    -----------     -----------
Total risk-based assets (based on regulatory accounting principles)..   $11,981,622    $11,658,764     $11,038,062
                                                                        ===========    ===========     ===========
Tier 1 capital.......................................................   $ 1,054,765    $ 1,033,481     $   982,865
Supplementary capital................................................       425,968        423,254         436,411
                                                                        -----------    -----------     -----------
Total capital........................................................   $ 1,480,733    $ 1,456,735     $ 1,419,276
                                                                        ===========    ===========     ===========

Tier 1 leverage ratio................................................          7.12%          7.03%           7.24%
Risk-based capital ratios:
 Tier 1..............................................................          8.80%          8.86%           8.90%
 Total...............................................................         12.36%         12.49%          12.86%
- - ------------------------------------------------------------------------------------------------------------------

11

- - --------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                          March 31   December 31    March 31
(dollars in thousands)                                        1995          1994        1994
- - --------------------------------------------------------------------------------------------
Nonaccrual loans.....................................      $79,377       $83,803      99,836
Restructured loans...................................        2,828         2,889       2,361
                                                           -------       -------    --------
 Total nonperforming loans...........................       82,205        86,692     102,197
Other assets received in satisfaction of debt........        7,108         8,071      14,089
                                                           -------       -------    --------
 Total nonperforming assets..........................      $89,313       $94,763    $116,286
                                                           =======       =======    ========
Nonperforming loans to total loans (end of period)...          .98%         1.05%       1.31%
Nonperforming assets to total loans (end of period)..         1.07          1.15        1.49
                                                           =======       =======    ========
90-day past due loans still accruing interest........      $40,146       $31,071    $ 33,776
                                                           =======       =======    ========

Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.

  Nonperforming assets at March 31, 1995 totaled $89.3 million, or 1.07% of total loans, down from $94.8 million or 1.15% of loans at December 31, 1994 and also down from $116.3 million or 1.49% of loans a year ago.

  Interest shortfall for the quarter ended March 31, 1995 was $1.4 million, compared to $1.6 million one year earlier.

  Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                  Impaired Loans         Impaired Loans
                                                              for which there is     for which there is   Total Impaired
(dollars in thousands)                       March 31, 1995    related allowance   no related allowance            Loans
- - ------------------------------------------------------------------------------------------------------------------------
Balance....................................................              $48,516                $33,689          $82,205
Related allowance..........................................               12,139                     --           12,139
                                                                         -------                -------          -------
Balance, net of allowance..................................              $36,377                $33,689          $70,066
                                                                         =======                =======          =======

                                                                                                           Quarter Ended
(dollars in thousands)                                                                                    March 31, 1995
- - ------------------------------------------------------------------------------------------------------------------------
Average amount of impaired loans.....................................................................            $83,910
                                                                                                                 =======
Total interest income on impaired loans..............................................................            $   273
                                                                                                                 =======
Interest income on impaired loans recorded on a cash basis...........................................            $   193
                                                                                                                 =======

- - ------------------------------------------------------------------------------------------------------------------------

                                                                              12

- - -------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                                                Quarter Ended March 31
                                                                                ----------------------
(dollars in thousands)                                                              1995          1994
- - ------------------------------------------------------------------------------------------------------
Balance at January 1..........................................................  $124,734      $131,676
                                                                                --------      --------
Charge-offs...................................................................   (12,966)       (9,997)
Recoveries....................................................................     7,002         3,670
                                                                                --------      --------
  Net charge-offs.............................................................    (5,964)       (6,327)
Provision charged to operations...............................................     8,662        13,430
                                                                                --------      --------
Balance at March 31...........................................................  $127,432      $138,779
                                                                                ========      ========
Net charge-offs as a percentage of provision charged to operations............        69%           47%
Allowance for possible credit losses to nonperforming loans (period-end)......       155           136
Allowance for possible credit losses to total loans outstanding (period-end)..      1.52          1.78
                                                                                ========      ========

The Corporation's provision for credit losses for the most recent quarter was $8.7 million, down 36% from $13.4 million provided in the first quarter of 1994. Net loan charge-offs during the most recent quarter were $6.0 million, compared to $6.3 million in the same period last year. Net write-offs in the domestic commercial loan portfolio were $1.2 million in the 1995 quarter, up from $.1 million in the 1994 quarter. Net charge-offs of charge card receivables increased to $5.9 million in 1995 from $5.5 million in first quarter 1994. In 1995, the Corporation recorded a $1.4 million net recovery for real estate loans compared to $.5 million of net charge-offs in the year-ago quarter.

  At March 31, 1995, the allowance for possible credit losses was $127.4 million, equal to 1.52% of total loans outstanding, compared to $138.8 million or 1.78% of total loans one year ago.

- - --------------------------------------------------------------------------------
LIQUIDITY AND SOURCES OF FUNDS

Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit requirements. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer credit demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 31% of the Corporation's total assets and amounted to $4.66 billion at March 31, 1995. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple intstruments.

  The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $130 million revolving credit agreement with five nonaffiliated banks that terminates on December 20, 1995. This agreement allows for extensions of its termination date, if requested by the Corporation and approved by the nonaffiliated banks. The Corporation did not request an extension of this agreement during the first quarter of 1995. There were no borrowings under this credit facility in 1995 or 1994.

  Total deposits averaged $9.91 billion in the first quarter of 1995, an increase of $383 million compared to the same quarter last year. The
Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts fell 3%. This decline in core deposits reflected decreases in demand and interest checking deposits and money market accounts, partially offset by increases in savings deposits and certificates. Core deposits represented approximately 53% of average supporting liabilities in the first quarter of 1995 down from 60% one year ago.
- - -------------------------------------------------------------------------------

                                          Harris Bankcorp, Inc. and Subsidiaries
- - --------------------------------------------------------------------------------
  Average money market assets in the first quarter of 1995 decreased $209 million from the same quarter last year. These assets represented 8% of average earning assets in 1995, compared to 11% one year ago. Average money market liabilities increased 19% to $2.80 billion this quarter from $2.35 billion in the same quarter last year, primarily the result of increases in federal funds borrowed and securities sold under repurchase agreements.

  In December 1994, Harris Trust and Savings Bank distributed an offering circular which described its capability to offer, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to
$1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years as selected by the initial purchaser and agreed to by HTSB. The notes are being offered and sold only to institutional investors and are subordinate to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 1995, $500 million of short-term notes were outstanding.
- - -------------------------------------------------------------------------------
                                                                              14

- - ---------------------------------------------------------------------------
HARRIS BANKCORP, INC.

111 West Monroe Street
Chicago, Illinois 60603
- - -----------------------------
HARRIS BANKCORP, INC.
EXECUTIVE OFFICERS

Alan G. McNally
Chief Executive Officer

Donald S. Hunt
President and
Chief Operating Officer

Edward W. Lyman, Jr.
Senior Executive Vice President
Corporate and Institutional
Financial Services

Maribeth S. Rahe
Senior Executive Vice President
Personal and Commercial
Financial Services
- - -----------------------------
HARRIS BANKCORP, INC.
BOARD OF DIRECTORS

Alan G. McNally
Chairman and
Chief Executive Officer

Donald S. Hunt
President and
Chief Operating Officer

Matthew W. Barrett
Chairman of the Board and
Chief Executive Officer
Bank of Montreal

F. Anthony Comper
President and
Chief Operating Officer
Bank of Montreal

Susan T. Congalton
Managing Director
Lupine Partners

Roxanne J. Decyk
Vice President, Planning
Amoco Corporation

Wilbur H. Gantz
President and
Chief Executive Officer
PathoGenesis Corporation

James J. Glasser
Chairman, President and
Chief Executive Officer
GATX Corporation

Daryl F. Grisham
President and
Chief Executive Officer
Parker House Sausage Company

Dr. Leo M. Henikoff
President and
Chief Executive Officer
Rush-Presbyterian-St. Luke's Medical Center

Dr. Stanley O. Ikenberry
President
University of Illinois

Richard M. Jaffe
Chairman and
Chief Executive Officer
Oil-Dri Corporation
of America

Charles H. Shaw
Chairman
The Shaw Company

Richard E. Terry
Chairman and
Chief Executive Officer
Peoples Energy Corporation

James O. Webb
President
James O. Webb & Associates, Inc.

William J. Weisz
Chairman of the Board
Motorola, Inc.
- - -----------------------------
HARRIS TRUST AND SAVINGS BANK

Member Federal Reserve System
Member Federal Deposit
Insurance Corporation

MAIN BANKING PREMISES
P.O. Box 755
111 West Monroe Street
Chicago, Illinois 60603

BRANCHES
Board of Trade Building
141 West Jackson Boulevard
Chicago, Illinois 60604

West Garfield Park Branch
3900 West Madison Avenue
Chicago, Illinois 60624

AUTOMATIC BANKING CENTERS
311 West Monroe Street
Chicago, Illinois 60606

Presidential Towers
555 West Madison Street
Chicago, Illinois 60606

Ameritech Corporate Offices
212 West Washington Street
Chicago, Illinois 60606

Loyola University
Lake Shore Campus
6525 North Sheridan Road
Chicago, Illinois 60626

Harris Bank Card Center
700 East Lake Cook Road
Buffalo Grove, Illinois 60089

BANKING DEPARTMENT
REPRESENTATIVE OFFICE
New York, New York

INVESTMENT DEPARTMENT
REPRESENTATIVE OFFICE
New York, New York

INTERNATIONAL BANKING FACILITY
Chicago, Illinois

INTERNATIONAL BRANCH
London, England

SUBSIDIARIES
HARRIS BANK INTERNATIONAL
CORPORATION
New York, New York

HARRISCORP LEASING, INC.
Chicago, Illinois

HARRIS TRADING ADVISORY
CORPORATION
Chicago, Illinois

HARRIS BUILDING SERVICES
CORPORATION
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

BANK OF MONTREAL TRUST
COMPANY (C.I.), LTD.
St. Helier, Jersey
Channel Islands
- - -----------------------------
HARRIS BANKCORP, INC.
BANK SUBSIDIARIES

HARRIS TRUST AND SAVINGS BANK
Chicago, Illinois
(two branches)

HARRIS BANK ARGO
Summit, Illinois
(three branches)

HARRIS BANK BARRINGTON, N.A.
Barrington, Illinois
(six branches)

HARRIS BANK BATAVIA, N.A.
Batavia, Illinois
(one branch)

HARRIS BANK FRANKFORT
Frankfort, Illinois
(one branch)

HARRIS BANK GLENCOE--
NORTHBROOK, N.A.
Glencoe, Illinois
(one branch)

HARRIS BANK HINSDALE, N.A.
Hinsdale, Illinois
(one branch)

HARRIS BANK LIBERTYVILLE
Libertyville, Illinois
(three branches)

HARRIS BANK NAPERVILLE
Naperville, Illinois
(four branches)

HARRIS BANK ROSELLE
Roselle, Illinois
(four branches)

HARRIS BANK ST. CHARLES
St. Charles, Illinois
(five branches)

HARRIS BANK WILMETTE, N.A.
Wilmette, Illinois

HARRIS BANK WINNETKA, N.A.
Winnetka, Illinois
(one branch)

HARRIS TRUST BANK OF ARIZONA
Scottsdale, Arizona
(two branches)
- - -----------------------------
HARRIS BANKCORP, INC.
NON-BANK SUBSIDIARIES

HARRIS INVESTORS DIRECT, INC.
Chicago, Illinois

HARRIS TRUST COMPANY OF FLORIDA
West Palm Beach, Florida
(two branches)

HARRIS TRUST COMPANY OF NEW YORK
New York, New York

BANK OF MONTREAL TRUST COMPANY
New York, New York

HARRIS TRUST COMPANY OF
CALIFORNIA
Los Angeles, California

HARRISCORP CAPITAL CORPORATION
Chicago, Illinois

HARRISCORP FINANCE, INC.
Chicago, Illinois

HARRIS INVESTMENT
MANAGEMENT, INC.
Chicago, Illinois

HARRIS LIFE INSURANCE COMPANY
Scottsdale, Arizona

- - ---------------------------------------------------------------------------