Form 10-Q
period 1995-06-30
HARRIS BANKCORP INC
filed 1995-08-11
CIK 45729

                                   Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           (Mark One)
           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended June 30, 1995

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

At August 11, 1995 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

Part 1.  Financial Information
- ------------------------------

Item 1.  Financial Statements.

         Consolidated Statement of Condition as of June 30, 1995, December 31, 1994 and June 30, 1994.

         Consolidated Statement of Income for the quarters and six months ended June 30, 1995 and 1994.

         Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the six months ended June 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The above financial statements and financial review, included in the Corporation's 1995 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.


Part II.  Other Information
- ---------------------------

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) No exhibits are included in this report because such items are not applicable to the reporting period.

         (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1995, for which this report is filed.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August 1995.

                                       ________________________
                                       Pierre O. Greffe
                                       Chief Financial Officer



                                       ________________________
                                       Paul R. Skubic
                                       Chief Accounting Officer

                       EXHIBIT A--HARRIS BANKCORP, INC.
                          1995 SECOND QUARTER REPORT
                                 June 30, 1995

Financial Highlights
- --------------------------------------------------------------------------------
                                          Harris Bankcorp, Inc. and Subsidiaries

                                                                 Quarter Ended June 30         Six Months Ended June 30
                                                         -----------------------------    -----------------------------
                                                           1995       1994      Change      1995       1994      Change
- -----------------------------------------------------------------------------------------------------------------------
Earnings and Dividends (in thousands)
Net interest income..................................    $119,831   $113,626         5%   $237,245   $219,202      8%
Net interest income (fully taxable equivalent).......     124,791    119,631         4     247,644    231,036      7
Provision for credit losses..........................      11,778     12,035        (2)     20,440     25,465    (20)
Noninterest income...................................      91,441     80,670        13     172,042    161,210      7
Noninterest expenses.................................     143,039    189,739       (25)    281,281    328,357    (14)
Net income...........................................      38,191        502         +      72,909     27,923      +
Cash dividends.......................................      14,000     13,509         4      28,000     27,018      4
- -----------------------------------------------------------------------------------------------------------------------
Selected Ratios
Return on average stockholder's equity...............       14.24%       .20%        +       13.92%      5.60%     +
Return on average assets.............................        1.02        .01         +         .99        .40      +
Tier 1 capital ratio.................................        8.45       8.30        15bp
Total risk-based capital ratio.......................       11.80      11.97       (17)
Tier 1 leverage ratio................................        6.96       6.84        12
Allowance for possible credit losses to
 total loans (period-end)............................        1.41       1.64       (23)
- -----------------------------------------------------------------------------------------------------------------------
Daily Average Balances (in millions)
Loans, net of unearned income........................    $  8,634   $  7,640        13%   $  8,416   $  7,557     11%
Portfolio securities.................................       3,233      3,099         4       3,366      3,023     11
Money market assets..................................         924      1,401       (34)        987      1,332    (26)
Total interest-earning assets........................      12,849     12,188         5      12,825     11,956      7
Total assets.........................................      14,973     14,201         5      14,898     13,906      7
Deposits.............................................       9,881      9,746         1       9,897      9,639      3
Short-term borrowings................................       3,076      2,581         3       2,725      2,468     10
Stockholder's equity.................................       1,076        999         8       1,056      1,006      5
- -----------------------------------------------------------------------------------------------------------------------
Balances at June 30 (in millions)
Loans, net of unearned income........................    $  9,071   $  7,906        15%
Allowance for possible credit losses.................         127        129        (2)
Portfolio securities.................................       3,484      3,388         3
Total assets.........................................      15,519     14,741         5
Deposits.............................................       9,754     10,119        (4)
Stockholder's equity.................................       1,096        984        11
- -----------------------------------------------------------------------------------------------------------------------

Report From Management
- --------------------------------------------------------------------------------
Harris Bankcorp recorded second quarter earnings of $38.2 million, a substantial improvement from 1994 second quarter net income of $.5 million. During the prior year's second quarter, Harris Bankcorp recorded a one-time $33.4 million after-tax charge resulting from management's decision to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of Harris Trust and Savings Bank's Securities Lending unit. Excluding the effect of this charge, second quarter 1995 net income increased 13% from second quarter 1994, attributable to strong loan growth, gains from portfolio securities transactions, sustained cost control, and strong asset quality.

  Net interest income on a fully taxable equivalent basis was $124.8 million, up $5.2 million or 4% from second quarter last year. Average earning assets rose 5% to $12.8 billion from $12.2 billion in second quarter 1994, attributable to an increase of $994 million or 13% in average loans. Commercial loans and charge card outstandings were the strongest contributors to this growth. With the relationship which existed in the markets between short and longer term rates, net interest margin decreased to 3.89% from 3.93% in the same quarter last year.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Noninterest income of $91.4 million rose $10.8 million or 13% from the same quarter last year. In second quarter 1995, Harris Bankcorp realized a net gain of $16.8 million from portfolio securities transactions, compared to nominal gains in the second quarter one year earlier. During both May and June 1995, conditions in the U.S. bond market led to significant price rallies. These events enabled Harris Bankcorp to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available.

  In the current quarter, revenue from money market and bond trading activities improved by $0.7 million while charge card fees rose by $1.5 million compared to second quarter 1994. Other noninterest income declined by $3.9 million from the year-ago quarter when Harris Bankcorp realized a $5.5 million gain from the sale of an equity interest acquired in a troubled debt restructuring. Foreign exchange revenue declined by $2.1 million. However with second quarter 1995, under a new profit sharing arrangement with its parent, Bank of Montreal, foreign exchange revenues are now reported net of expenses.

  Comparative noninterest expenses were impacted by the 1994 securities lending charge. Excluding this item, second quarter 1995 noninterest expenses would have increased by 3%; after including all charges, current quarter expenses declined by 25% compared to a year ago. Income taxes rose $26.2 million during the current quarter. In addition to higher pretax income in the current quarter, 1994 tax expenses were lower due to state tax benefits from prior years.

  The second quarter 1995 provision for credit losses of $11.8 million was down 2.1% from $12.0 million in the second quarter of 1994. Net loan charge-offs during the current quarter were $11.7 million compared to $21.5 million in the same period last year.

  Nonperforming assets at June 30, 1995 totaled $71 million, or 0.8% of total loans, compared to $89 million or 1.2% at March 31, 1995, and $106 million or 1.3% a year ago. At June 30, 1995, the allowance for possible credit losses was $127 million, equal to 1.4% of total loans outstanding, compared to $129 million or 1.6% at the end of second quarter 1994. As a result, the ratio of the allowance for possible credit losses to nonperforming assets increased from 122% at June 30, 1994 to 180% at June 30, 1995.

  At June 30, 1995, equity capital of Harris Bankcorp amounted to $1.1 billion, up from $984 million at June 30, 1994. The leverage capital ratio was 6.96% for the second quarter of 1995 compared to 6.84% in the same quarter one year earlier. Harris Bankcorp's capital ratio substantially exceeds the prescribed regulatory minimum for bank holding companies. The Corporation's Tier 1 and total risk-based capital ratios were at 8.45% and 11.80%, respectively, compared to respective ratios of 8.30% and 11.97% at June 30, 1994. Regulatory minimums for these capital measures are 4% and 8%.

  Annualized returns on stockholder's equity and average assets were 14.24% and 1.02%, respectively, in the second quarter of 1995. Returns in the prior year were nominal because of the effect of the charge in the Securities Lending unit. Excluding that charge, second quarter 1994 return on equity was 13.59% and return on assets was .96%.

  For the first six months of 1995, net income was $72.9 million, a 161% increase from the same period a year earlier when net income was $27.9 million. Similar to the second quarter, year-to-date earnings comparisons were significantly affected by the one-time securities lending charge. Excluding the effect of this charge, earnings for the first half of 1995 improved by 19%.

  Net interest income of $237.2 million in the current six-month period was up
8% from the comparable 1994 period. Although the net interest margin fell slightly, average earning assets rose 7% from $12.0 billion to $12.8 billion, and average loans increased by $859 million or 11%. Noninterest income increased 7% to $172.0 million in 1995. In the current period, net gains from portfolio securities transactions amounted to $18.9 million compared to $3.2 million in the prior year, while in 1994, Harris Bankcorp recognized a $5.5 million gain from the sale of an equity interest acquired in a troubled debt restructuring. Excluding the one-time charge in 1994, noninterest expenses in the first six months of 1995 were 2% higher than the comparable 1994 period. In 1995, the provision for credit losses declined by $5.0 million, while income tax expense rose by $36.0 million.
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
In June, Donald S. Hunt retired as President and Chief Operating Officer of the Harris after a 31-year career of great distinction. During that time, Mr. Hunt earned positions of leadership throughout the Bank, in areas ranging from international banking to information systems.

  The Board of Directors named Edward W. Lyman, Jr. and Maribeth S. Rahe Vice Chairs of the Board, effective July 1, 1995. Together with Alan G. McNally, Chairman of the Board and Chief Executive Officer, Lyman and Rahe comprise the Office of the Chairman, responsible for the strategic and tactical direction of the Bank.

  Harris Bank has announced that it is extending its successful Small Business Lending Rate (SBLR) initiative through at least January 1997. Introduced as a two-year program in early 1994, the SBLR is, in effect, a "prime" rate for small business which tracks one-half percent below the Wall Street Journal prime. The decision to extend the SBLR is an indication of our strategic commitment to the small business market.

  Harris has launched an innovative partnership to foster maximum minority and female participation in the Bank's aggressive branch expansion program. Minority and women-owned construction firms selected for the Capacity Building Program are teaming with one of the three design/build contractors leading the Bank's construction efforts. Through these partnership arrangements, it is expected that eventually each minority/women-owned firm will be able to take lead responsibility for the construction of at least one additional bank branch.

  We recently announced plans for new branches in the Chicago suburbs of Orland Park and LaGrange, bringing the total number of Harris locations opened or under construction to 79.




Alan G. McNally
Chairman of the Board  and
Chief Executive Officer
                                      July 28, 1995
- --------------------------------------------------------------------------------

Consolidated Statement of Income                                      Harris Bankcorp, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------

                                                           Quarter Ended June 30    Six Months Ended June 30
                                                          ----------------------    ------------------------
(in thousands except share data)                              1995          1994          1995          1994
- ------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees................................     $192,458      $142,826      $372,959      $270,518
Money market assets:
 Deposits at banks...................................       10,003         7,982        19,973        13,605
 Federal funds sold and securities purchased under
  agreement to resell................................        5,407         5,753        10,920        10,716
Trading account......................................          851           640         1,700         1,120
Securities available for sale:
 U.S. Treasury and Federal agency....................       31,885        27,216        67,013        52,045
 Other...............................................        2,833         1,648         4,897         2,255
Securities held to maturity:
 U.S. Treasury and Federal agency....................        8,829         5,242        18,472         8,675
 State and municipal.................................        7,720         9,361        16,206        18,691
 Other...............................................           77           681           219         1,408
                                                          --------      --------      --------      --------
 Total interest income...............................      260,063       201,349       512,359       379,033
                                                          --------      --------      --------      --------
Interest Expense
Deposits.............................................       89,627        58,988       175,463       108,944
Short-term borrowings................................       38,173        24,067        76,874        41,824
Senior notes.........................................        6,604             -        11,177             -
Long-term notes......................................        5,828         4,668        11,600         9,063
                                                          --------      --------      --------      --------
 Total interest expense..............................      140,232        87,723       275,114       159,831
                                                          --------      --------      --------      --------

Net Interest Income..................................      119,831       113,626       237,245       219,202
Provision for credit losses..........................       11,778        12,035        20,440        25,465
                                                          --------      --------      --------      --------
Net Interest Income after Provision for Credit Losses      108,053       101,591       216,805       193,737
                                                          --------      --------      --------      --------

Noninterest Income
Trust and investment management fees.................       36,346        37,645        75,091        75,270
Trading account......................................          679           (60)        2,612        (1,268)
Foreign exchange.....................................        3,169         5,236         7,726        11,454
Charge card..........................................       10,467         8,944        19,712        17,005
Service fees and charges.............................       17,538        18,513        35,191        37,509
Portfolio securities gains...........................       16,838            92        18,900         3,240
Other................................................        6,404        10,300        12,810        18,000
                                                          --------      --------      --------      --------
 Total noninterest income............................       91,441        80,670       172,042       161,210
                                                          --------      --------      --------      --------

Noninterest Expenses
Salaries and other compensation......................       62,611        62,660       125,151       123,474
Pension, profit sharing and other employee benefits..       16,703        16,949        34,404        37,861
Net occupancy........................................       12,011        11,334        23,365        22,400
Equipment............................................       10,388         9,953        20,214        20,649
Marketing............................................        6,652         6,437        12,447        11,930
Communication and delivery...........................        5,152         4,302         9,881         8,454
Deposit insurance....................................        3,816         3,916         7,634         7,834
Trust customer charge................................            -        51,335             -        51,335
Other................................................       25,706        22,853        48,185        44,420
                                                          --------      --------      --------      --------
 Total noninterest expenses..........................      143,039       189,739       281,281       328,357
                                                          --------      --------      --------      --------
Income (loss) before income taxes....................       56,455        (7,478)      107,566        26,590
Applicable income taxes (benefit)....................       18,264        (7,980)       34,657        (1,333)
                                                          --------      --------      --------      --------
 Net Income..........................................     $ 38,191      $    502      $ 72,909      $ 27,923
                                                          ========      ========      ========      ========

Earnings per Common Share (based on 6,667,490
 average shares outstanding)
Net income...........................................     $   5.72      $    .08      $  10.93      $   4.19
                                                          ========      ========      ========      ========
- ------------------------------------------------------------------------------------------------------------

Consolidated Statement of Condition                                                         Harris Bankcorp, Inc. and Subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30    December 31        June 30
(in thousands except share data)                                                                1995           1994           1994
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and demand balances due from banks...............................................   $ 1,160,894    $ 1,399,781    $ 1,080,537
Money market assets:
 Interest-bearing deposits at banks...................................................       619,569        757,227        686,861
 Federal funds sold and securities purchased under agreement to resell................       283,143        404,226        559,329
Trading account assets................................................................        71,115         36,067         40,533
Portfolio securities:
 Held to maturity (market value of $1,022,138 in 1995, $1,101,927
  and $1,147,594 in 1994).............................................................     1,006,002      1,107,659      1,126,611
 Available for sale...................................................................     2,477,793      2,581,293      2,261,279
Loans, net of unearned income of $17,902 in 1995, $20,724 and $21,757 in 1994.........     9,070,573      8,229,254      7,905,980
Allowance for possible credit losses..................................................      (127,479)      (124,734)      (129,336)
Premises and equipment................................................................       224,199        221,494        221,955
Customers' liability on acceptances...................................................       120,891        125,113         71,652
Other assets..........................................................................       612,171        594,159        915,962
                                                                                         -----------    -----------    -----------
  Total assets........................................................................   $15,518,871    $15,331,539    $14,741,363
                                                                                         ===========    ===========    ===========

Liabilities

Deposits in domestic offices -- noninterest-bearing...................................     2,922,896    $ 3,222,043    $ 3,115,209
                             -- interest-bearing......................................     4,299,288      4,214,273      4,532,570
Deposits in foreign offices -- noninterest-bearing....................................        33,115         31,903         36,676
                            -- interest-bearing.......................................     2,499,040      2,451,513      2,434,136
                                                                                         -----------    -----------    -----------
  Total deposits......................................................................     9,754,339      9,919,732     10,118,591
Federal funds purchased and securities sold under agreement to repurchase.............     2,607,212      2,632,167      1,863,901
Commercial paper outstanding..........................................................       284,099        306,737        292,541
Short-term borrowings.................................................................       430,370        670,362        434,252
Senior notes..........................................................................       456,100              -              -
Acceptances outstanding...............................................................       120,891        125,113         71,652
Accrued interest, taxes and other expenses............................................       136,799        126,723         91,794
Other liabilities.....................................................................       333,856        230,741        586,226
Long-term notes.......................................................................       298,879        298,810        298,744
                                                                                         -----------    -----------    -----------
  Total liabilities...................................................................    14,422,545     14,310,385     13,757,701
                                                                                         -----------    -----------    -----------
Stockholder's Equity
Preferred stock (no par value); authorized 1,000,000 shares; issued none..............             -              -              -
Common stock ($8 par value); authorized 10,000,000 shares;
 issued and outstanding 6,667,490 shares..............................................        53,340         53,340         53,340
Surplus...............................................................................       203,897        203,897        203,897
Retained earnings.....................................................................       841,526        796,617        734,914
Unrealized holding losses, net of deferred taxes of ($1,607) in 1995, ($21,535)
 and ($5,580) in 1994.................................................................        (2,437)       (32,700)        (8,489)
                                                                                         -----------    -----------    -----------
  Total stockholder's equity..........................................................     1,096,326      1,021,154        983,662
                                                                                         -----------    -----------    -----------

  Total liabilities and stockholder's equity..........................................   $15,518,871    $15,331,539    $14,741,363
                                                                                         ===========    ===========    ===========
- ----------------------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Changes in Stockholder's Equity                   Harris Bankcorp, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                 1995           1994
- ------------------------------------------------------------------------------------------------------------------
Balance at January 1..................................................................  $ 1,021,154    $ 1,017,672
 Net income...........................................................................       72,909         27,923
 Cash dividends.......................................................................      (28,000)       (27,018)
 Net change in unrealized holding gains/losses on available for sale securities, net
  of tax..............................................................................       30,263        (34,915)
                                                                                        -----------    -----------
Balance at June 30....................................................................  $ 1,096,326    $   983,662
                                                                                        ===========    ===========

- ------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Cash Flows                                        Harris Bankcorp, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended June 30
                                                                                        --------------------------
(in thousands)                                                                                 1995           1994
- ------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income............................................................................  $    72,909    $    27,923
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses..........................................................       20,440         25,465
 Depreciation and amortization........................................................       23,867         24,954
 Deferred tax benefit.................................................................         (839)        (2,255)
 Gain on sales of portfolio securities................................................      (18,900)        (3,240)
 Trading account net cash (purchases) sales...........................................      (35,048)         9,527
 Net decrease (increase) in interest receivable.......................................        3,917        (12,011)
 Net increase in interest payable.....................................................        6,630          1,863
 Net (increase) decrease in loans held for resale.....................................      (84,782)       225,106
 Other, net...........................................................................        5,454        (20,934)
                                                                                        -----------    -----------
  Net cash (used) provided by operating activities....................................       (6,352)       276,398
                                                                                        -----------    -----------
Investing Activities:
 Net decrease (increase) in interest-bearing deposits at banks........................      137,658       (159,381)
 Net decrease (increase) in Federal funds sold and securities purchased under
  agreement to resell.................................................................      121,083        (41,419)
 Proceeds from maturities of securities held to maturity..............................      397,334        335,184
 Purchases of securities held to maturity.............................................     (293,433)      (734,423)
 Proceeds from sales of securities available for sale.................................    1,427,291         44,467
 Proceeds from maturities of securities available for sale............................    2,448,553      2,339,867
 Purchases of securities available for sale...........................................   (3,705,232)    (2,257,166)
 Net increase in loans................................................................     (774,233)      (454,934)
 Proceeds from sales of premises and equipment........................................       17,488         37,622
 Purchases of premises and equipment..................................................      (39,222)       (52,332)
 Other, net...........................................................................       55,056        (46,111)
                                                                                        -----------    -----------
  Net cash used by investing activities...............................................     (207,657)      (988,626)
                                                                                        -----------    -----------
Financing Activities:
 Net (decrease) increase in deposits..................................................     (165,393)       742,720
 Net (decrease) increase in Federal funds purchased and securities sold under
  agreement to repurchase.............................................................      (24,955)         2,839
 Net decrease in commercial paper outstanding.........................................      (22,638)       (24,940)
 Net decrease in short-term borrowings................................................     (239,992)       (33,727)
 Proceeds from issuance of senior notes...............................................      996,100              -
 Repayment of senior notes............................................................     (540,000)             -
 Cash dividends paid..................................................................      (28,000)       (27,018)
                                                                                        -----------    -----------
  Net cash (used) provided by financing activities....................................      (24,878)       659,874
                                                                                        -----------    -----------
  Net decrease in cash and demand balances due from banks.............................     (238,887)       (52,354)
  Cash and demand balances due from banks at January 1................................    1,399,781      1,132,891
                                                                                        -----------    -----------
  Cash and demand balances due from banks at June 30..................................  $ 1,160,894    $ 1,080,537
                                                                                        ===========    ===========
- ------------------------------------------------------------------------------------------------------------------

Notes To Financial Statements            Harris Bankcorp, Inc. and Subsidiaries
- -------------------------------------------------------------------------------
1. Basis Of Presentation

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

  Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
- -------------------------------------------------------------------------------
2. Legal Proceedings

Certain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
- -------------------------------------------------------------------------------
3. Cash Flows

For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended
June 30, totaled $268,484,000 and $157,968,000 in 1995 and 1994, respectively.
Cash income tax payments over the same periods totaled $35,468,000 and $30,682,000, respectively.
- -------------------------------------------------------------------------------
4. Trust Customer Charge

During the second quarter of 1994, Harris Trust and Savings Bank ("HTSB"), the principal banking subsidiary of the Corporation, decided to absorb the impact of higher interest rates on mortgage-backed securities in the accounts of customers in its Securities Lending unit. This charge resulted from investments of cash collateral managed by HTSB as agent for certain of its institutional trust customers. The investment consisted of floating rate mortgage-backed securities with caps on interest ranging from 8.5% to 10%. HTSB's securities lending unit has invested in these types of securities on behalf of customers since 1991, with the total positions growing to $2.3 billion by the second quarter of 1994. Harris management believed that the securities satisfied customer guidelines at the time of their acquisition. All securities were AAA-rated and the interest returns were tied to movements in LIBOR. As of March 31, 1994 and December 31, 1993, there were no imbedded customer losses on these securities. Subsequent to March 31, 1994, rising short-term rates substantially extended the average duration of the securities. Given customer expectations and a concern that further rate increases could have a disproportionate negative impact on market values, Harris made a decision to eliminate all the mortgage-backed securities from these customer accounts and absorb the full loss on behalf of customers. Of the approximately $2.3 billion outstanding, one-third was sold into the marketplace while the remaining two-thirds were sold to Bank of Montreal. Sales prices were determined based on available market quotations, which resulted in a loss approximating $51.3 million ($33.4 million after-tax). At June 30, 1994 all mortgage-backed securities that had been included in this portfolio were disposed of and neither Harris nor its customers were at risk for subsequent declines in the market value of those securities.
- -------------------------------------------------------------------------------
5. Accounting Changes

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS)No. 114-Accounting by Creditors for Impairment of a Loan and SFAS No. 118-Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible credit losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these statements did not have a material impact on the Corporation's net income or financial position.
- -------------------------------------------------------------------------------
6. Foreign Exchange

Effective April 3, 1995, the Corporation and Bank of Montreal (BMO) agreed to combine their U.S. foreign exchange activities (FX). Under this arrangement, FX net profits will be shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April
2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues are reported net of expenses. Management of the Corporation does not believe that 1995 net income will be materially affected by this agreement.
- -------------------------------------------------------------------------------

Consolidated Statistical Summary                                                        Harris Bankcorp, Inc. and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------
Daily Average Balances (in millions)                    Quarter Ended June 30                         Six Months Ended June 30
Average Rates Earned and Paid       -----------------------------------------      -------------------------------------------
(fully taxable equivalent basis)                  1995                   1994                       1995                  1994
                                    ------------------   --------------------      ---------------------   -------------------
                                    Balances     Rates     Balances     Rates         Balances     Rates    Balances     Rates
- ------------------------------------------------------------------------------------------------------------------------------
Assets
Money market assets:
 Interest-bearing deposits at
  banks...........................   $   565      7.10%     $   775      4.13%        $    620      6.50%    $   691      3.97%
 Federal funds sold and
  securities purchased under
  agreement to resell.............       359      6.04          626      3.69              367      6.00         641      3.37
                                     -------                -------                   --------               -------
  Total money market assets.......       924      6.07        1,401      3.94              987      6.31       1,332      3.68
Trading account assets............        58      7.18           48      7.10               56      7.51          44      6.66
Portfolio securities:
Held to maturity:
 U.S. Treasury and Federal agency.       607      5.83          330      6.40              616      6.05         272      6.44
 State and municipal..............       399     11.74          486     11.87              415     11.90         483     11.94
 Other............................         5      6.50           48      5.61                6      6.20          53      5.27
                                     -------                -------                   --------               -------
  Total held to maturity..........     1,011      8.16          864      9.43            1,037      8.39         808      9.65
Available for sale:
 U.S. Treasury and Federal agency.     2,035      6.29        2,077      5.27            2,163      6.25       2,098      5.00
 Other............................       187      6.50          158      4.30              166      6.36         117      3.93
                                     -------                -------                   --------               -------
  Total available for sale........     2,222      6.30        2,235      5.19            2,329      6.25       2,215      4.95
    Total portfolio securities....     3,233      6.89        3,099      6.38            3,366      6.91       3,023      6.20
Loans, net of unearned income.....     8,634      8.96        7,640      7.53            8,416      8.95       7,557      7.24
                                     -------                -------                   --------               -------
  Total interest-earning assets...    12,849      8.27       12,188      6.82           12,825      8.20      11,956      6.58
                                     -------                -------                   --------               -------
Cash and demand balances due from
 banks............................     1,163                  1,124                      1,180                 1,161
Other assets......................       961                    889                        893                   789
                                     -------                -------                   --------               -------
  Total assets....................   $14,973                $14,201                    $14,898               $13,906
                                     =======                =======                   ========               =======
Liabilities and Stockholder's
 Equity
Interest checking deposits and
 money market accounts............   $ 1,632      3.20      $ 1,863      2.47          $ 1,647      3.18     $ 1,890      2.38
Savings deposits and certificates.     2,440      5.03        2,157      3.58            2,387      4.87       2,159      3.54
Other time deposits...............       658      6.08          810      3.99              589      6.05         670      3.80
Foreign office time deposits......     2,352      6.14        2,055      3.95            2,455      6.09       1,995      3.64
                                     -------                -------                   --------               -------
  Total interest-bearing deposits.     7,082      5.08        6,885      3.44            7,078      5.00       6,714      3.27
Other short-term borrowings.......     2,648      5.78        2,581      3.74            2,725      5.68       2,468      3.41
Short-term senior notes...........       428      6.16           --        --              361      6.18          --        --
Long-term notes...................       299      7.80          299      6.25              299      7.76         299      6.07
                                     -------                -------                   --------               -------
  Total interest-bearing
   liabilities....................    10,457      5.38        9,765      3.60           10,463      5.30       9,481      3.40
Noninterest-bearing deposits......     2,799                  2,861                      2,819                 2,925
Other liabilities.................       641                    576                        560                   494
Stockholder's equity..............     1,076                    999                      1,056                 1,006
                                     -------                -------                   --------               -------
  Total liabilities and
   stockholder's equity...........   $14,973                $14,201                    $14,898               $13,906
                                     =======                =======                   ========               =======
Net interest margin (related to
 average interest-earning assets).                3.89%                  3.93%                      3.86%                 3.88%
                                                  ====                   ====                       ====                  ====

- -------------------------------------------------------------------------------

Financial Review                         Harris Bankcorp, Inc. and Subsidiaries
- -------------------------------------------------------------------------------
Second Quarter 1995
Compared With
Second Quarter 1994
- -------------------------------------------------------------------------------
Summary

The Corporation's second quarter 1995 net income was $38.2 million, up substantially from $.5 million in the second quarter of 1994. Second quarter 1994 results were significantly reduced due to the Corporation's decision to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of Harris Trust and Savings Bank's Securities Lending unit. As a result, the Corporation recorded a pre-tax charge of $51.3 million as a noninterest expense. Excluding this item, second quarter 1995 net income would have risen 13% from the prior year's second quarter.

  Net interest income on a fully taxable equivalent ("FTE") basis was $124.8 million, up 4% from $119.6 million in the year-ago quarter, reflecting a 4% increase in average earning assets. Net interest margin decreased slightly to 3.89% from 3.93% in the second quarter of 1994. Noninterest income rose $10.8 million, or 13%. In 1995, the Corporation realized a net gain of $16.8 million from transactions in portfolio securities compared to nominal gains in the second quarter one year earlier. Second quarter 1994 noninterest income included $5.9 million of gains from the sales of equity securities. In the current quarter, revenue from money market and bond trading activities improved by $.7 million while charge card fees rose by $1.5 million compared to second quarter 1994. Foreign exchange revenue declined by $2.1 million. Noninterest expenses fell 25% to $143.0 million from the second quarter of 1994 because of the aforementioned securities lending charge. Excluding this item, second quarter 1995 noninterest expenses increased by 3%. Income taxes rose $26.2 million during the current quarter,primarily because of higher pretax income.

  The Corporation's annualized returns on average assets and equity were 1.02% and 14.24%, respectively, for second quarter 1995. Disregarding the effect of the charge in the Securities Lending unit, 1994 returns on average assets and equity would have been approximately .96% and 13.59%, respectively.

  Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

- -------------------------------------------------------------------------------
Net Interest Income

                                                         Quarter Ended June 30     Six Months Ended June 30
                                                        ----------------------    -------------------------
(in thousands)                                               1995         1994         1995            1994
- -----------------------------------------------------------------------------------------------------------
Interest income.......................................   $260,063     $201,349     $512,359       $ 379,033
Fully taxable equivalent adjustment...................      4,960        6,005       10,399          11,834
                                                         --------     --------     --------       ---------
 Interest income (fully taxable equivalent basis).....    265,023      207,354      522,758         390,867
Interest expense......................................    140,232       87,723      275,114         159,831
                                                         --------     --------     --------       ---------
 Net interest income (fully taxable equivalent basis).   $124,791     $119,631     $247,644       $ 231,036
                                                         ========     ========     ========       =========
Increase (decrease) due to change in:
 Volume...............................................   $  6,391     $  6,892     $ 17,723       $  13,708
 Rate.................................................     (1,231)      (2,602)      (1,115)        (13,736)
                                                         --------     --------     --------       ---------
  Total increase (decrease) in net interest income....   $  5,160     $  4,290     $ 16,608       $     (28)
                                                         ========     ========     ========       =========

Second quarter net interest income on an FTE basis was $124.8 million, up 4% from $119.6 million in the second quarter 1994. Average earning assets increased 5% or $661 million and net interest margin, the other principal determinant of net interest income, decreased from 3.93% to 3.89% in the current quarter.

  Average loans rose $994 million, or 13%, partially offset by a decrease in total money market assets of $477 million or 34%. Loan categories with the most significant growth over the prior year were commercial, charge card, and real estate which increased by $628 million, $224 million, and $146 million, respectively. Average portfolio securities were up 4%, or $134 million, reflecting increased holdings of Federal agency securities and modest declines in other major portfolio categories.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
     Funding for this asset growth came primarily from short-term senior notes issued by Harris Trust and Savings Bank and wholesale foreign time deposits which increased by an average of $428 million and $297 million respectively.

  The Corporation's consolidated net interest margin declined to 3.89% from 3.93% in the same quarter last year. Contributing to the decrease in net interest margin were the narrowed relationships between short and longer term interest rates, relatively lower levels of noninterest-bearing supporting funds and sales of portfolio securities where proceeds were reinvested at slightly lower yields. This was somewhat offset by an improved mix of earning assets resulting from the aforementioned loan growth.

Average Earning Assets--Net Interest Margin
Daily Average Balances (in millions)                      Quarter Ended June 30               Six Months Ended June 30
Average Rates Earned and Paid               -----------------------------------    -----------------------------------
(fully taxable equivalent basis)                        1995               1994                1995               1994
                                            ----------------   ----------------    ----------------  -----------------
                                            Balances   Rates   Balances   Rates    Balances   Rates   Balances   Rates
- ----------------------------------------------------------------------------------------------------------------------
Interest-earning assets.................     $12,849    8.27%   $12,188    6.82%    $12,825    8.20%   $11,956    6.58%
                                             =======            =======             =======            =======
Interest-bearing liabilities............     $10,457    5.38    $ 9,765    3.60     $10,463    5.30    $ 9,481    3.40
Noninterest-bearing sources of funds....       2,392      --      2,423      --       2,362      --      2,475      --
                                             -------            -------             -------            -------
  Total supporting liabilities..........     $12,849    4.38    $12,188    2.89     $12,825    4.34    $11,956    2.70
                                             =======            =======             =======            =======
Net interest margin (related to average
  interest-earning assets)..............                3.89%              3.93%               3.86%              3.88%
                                                        ====               ====                ====               ====
- ----------------------------------------------------------------------------------------------------------------------

Noninterest Income

                                        Quarter                                      Six Months
                                  Ended June 30      Increase (Decrease)          Ended June 30    Increase (Decrease)
                             ------------------      ------------------    --------------------    ------------------
(dollars in thousands)          1995       1994       Amount          %        1995        1994     Amount          %
- ---------------------------------------------------------------------------------------------------------------------
Trust and investment
  management fees..........  $36,346    $37,645      $(1,299)       (3)    $ 75,091    $ 75,270    $  (179)        -
Trading account............      679        (60)         739         +        2,612      (1,268)     3,880         +
Foreign exchange...........    3,169      5,236       (2,067)      (39)       7,726      11,454     (3,728)      (33)
Charge card................   10,467      8,944        1,523        17       19,712      17,005      2,707        16
Service fees and charges...   17,538     18,513         (975)       (5)      35,191      37,509     (2,318)       (6)
Securities gains...........   16,838         92       16,746         +       18,900       3,240     15,660         +
Other......................    6,404     10,300       (3,896)      (38)      12,810      18,000     (5,190)      (29)
                             -------    -------      -------               --------    --------    -------
  Total noninterest income.  $91,441    $80,670      $10,771        13     $172,042    $161,210    $10,832         7
                             =======    =======      =======       ===     ========    ========    =======       ===

Noninterest income for the second quarter was $91.4 million, an increase of $10.8 million or 13% from the second quarter of 1994. In the current quarter, the Corporation realized a net gain of $16.8 million from transactions in portfolio securities, compared to nominal gains in the second quarter one year earlier. During both May and June 1995, conditions in the U.S. bond market led to significant price rallies. These events enabled the corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available. Other noninterest income decreased $3.9 million from the year-ago quarter, when the Corporation realized $5.9 million of gains from sales of equity securities.

  Foreign exchange revenue was $3.2 million, down $2.1 million or 39% from the second quarter of 1994. However, beginning in the second quarter of 1995, under a new profit sharing arrangement with Bank of Montreal, the Corporation's foreign exchange revenues are now reported net of expenses. In the current quarter, revenue from trading activities improved by $.7 million compared to the second quarter a year ago. Service fees and charges were down 5% from the second quarter of 1994. Charge card income was $10.5 million, an increase of $1.5 million or 17% from the previous year, while trust and investment management fees declined by 3%.

- -------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses And Income Taxes
                                                   Quarter                                     Six Months
                                             Ended June 30    Increase (Decrease)           Ended June 30     Increase (Decrease)
                                        ------------------    -------------------    --------------------     -------------------
(dollars in thousands)                     1995       1994        Amount        %        1995        1994       Amount          %
- ---------------------------------------------------------------------------------------------------------------------------------
Salaries and other compensation....... $ 62,611   $ 62,660      $    (49)       -    $125,151    $123,474     $  1,677          1
Pension, profit sharing and other
 employee benefits....................   16,703     16,949          (246)      (1)     34,404      37,861       (3,457)        (9)
Net occupancy.........................   12,011     11,334           677        6      23,365      22,400          965          4
Equipment.............................   10,388      9,953           435        4      20,214      20,649         (435)        (2)
Marketing.............................    6,652      6,437           215        3      12,447      11,930          517          4
Communication and delivery............    5,152      4,302           850       20       9,881       8,454        1,427         17
Deposit insurance.....................    3,816      3,916          (100)      (3)      7,634       7,834         (200)        (3)
Trust customer charge.................        -     51,335       (51,335)       +           -      51,335      (51,335)         +
Other.................................   25,706     22,853         2,853       12      48,185      44,420        3,765          8
                                       --------   --------      --------             --------    --------     --------
 Total noninterest expenses........... $143,039   $189,739      $(46,700)     (25)   $281,281    $328,357     $(47,076)       (14)
                                       ========   ========      ========             ========    ========     ========

Provision (benefit) for income taxes.. $ 18,264   $ (7,980)     $ 26,244        +    $ 34,657    $ (1,333)    $ 35,990          +
                                       ========   ========      ========      ===    ========    ========     ========        ===

Noninterest expenses for the second quarter totaled $143.0 million, a decrease of $46.7 million or 25% from the second quarter of 1994. In the second quarter of 1994, the Corporation recorded a $51.3 million charge to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of Harris Trust and Savings Bank's Securities Lending unit. Excluding the effect of this item, noninterest expenses would have increased approximately 3% from the previous year.

  Employment expenses totaled $79.3 million, virtually unchanged from the second quarter of 1994. Other noninterest expenses increased by $2.9 million or 12% while communication and delivery expenses reflected an increase of $.9 million. Equipment and net occupancy costs increased by $.4 million and $.7 million, respectively. Marketing expenses were up $.2 million from the second quarter of 1994 while costs of deposit insurance decreased slightly.

  The Corporation recorded an income tax expense for the current quarter of $18.3 million, an increase of $26.2 million from the $8.0 million income tax benefit recorded in second quarter 1994. In addition to higher pretax income in the current quarter, 1994 tax expenses were lower due to state tax benefits recognized from prior years.

- --------------------------------------------------------------------------------
Capital Position

The Corporation's total equity capital at June 30, 1995 was $1.10 billion, compared with $1.02 billion and $984 million at December 31, 1994 and June 30, 1994, respectively. During the preceding twelve months, the Corporation declared dividends of $36 million.

  U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.

  Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. The portion of the allowance for possible credit losses includable in Tier 2 capital is limited to 1.25% of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.45% and 11.80%, respectively, at June 30, 1995.
- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
  Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio was 7.21% for the quarter ended June 30, 1995 compared to 6.84% for the year-ago quarter.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before June 30, 1995, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.

  Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, purchased mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 1995, the Corporation's intangible assets totaled $43.0 million, including approximately $18.8 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 7.06% for the second quarter of 1995.

  The following is a summary of the Corporation's capital ratios:

                                                                             June 30    December 31         June 30
(dollars in thousands)                                                          1995           1994            1994
- -------------------------------------------------------------------------------------------------------------------
Total assets (end of period).........................................    $15,518,871    $15,331,539     $14,741,363
                                                                         ===========    ===========     ===========
Average assets (quarter).............................................    $14,972,871    $14,668,264     $14,200,523
                                                                         ===========    ===========     ===========
Risk-based on-balance sheet assets...................................    $ 9,974,004    $ 9,078,759     $ 9,113,236
Risk-based off-balance sheet assets..................................      2,778,447      2,580,005       2,573,280
                                                                         -----------    -----------     -----------
Total risk-based assets (based on regulatory accounting principles)..    $12,752,451    $11,658,764     $11,686,516
                                                                         ===========    ===========     ===========
Tier 1 capital.......................................................    $ 1,078,202    $ 1,033,481     $   970,504
Supplementary capital................................................        426,050        423,254         427,788
                                                                         -----------    -----------     -----------
Total capital........................................................    $ 1,504,252    $ 1,456,735     $ 1,398,292
                                                                         ===========    ===========     ===========
Tier 1 leverage ratio................................................           7.21%          7.03%           6.84%
Risk-based capital ratios
 Tier 1..............................................................           8.45%          8.86%           8.30%
 Total...............................................................          11.80%         12.49%          11.97%

- -------------------------------------------------------------------------------------------------------------------
Nonperforming Assets
                                                                             June 30       March 31         June 30
(dollars in thousands)                                                          1995           1995            1994
- -------------------------------------------------------------------------------------------------------------------
Nonaccrual loans.....................................................        $65,478        $79,377        $ 90,104
Restructured loans...................................................          2,149          2,828           2,307
                                                                             -------        -------        --------
 Total nonperforming loans...........................................         67,627         82,205          92,411
Other assets received in satisfaction of debt........................          3,246          7,108          13,468
                                                                             -------        -------        --------
 Total nonperforming assets..........................................        $70,873        $89,313        $105,879
                                                                             =======        =======        ========
Nonperforming loans to total loans (end of period)...................            .75%           .98%           1.17%
Nonperforming assets to total loans (end of period)..................            .78%          1.15%           1.34%
90-day past due loans still accruing interest........................        $24,644        $40,146        $ 28,639

Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
  Nonperforming assets at June 30, 1995 totaled $71 million, or .78% of total loans, down from $89 million or 1.15% of total loans at March 31, 1995 and also down from $106 million or 1.34% of loans a year ago.

  Interest shortfall for the quarter ended June 30, 1995 was $0.5 million compared to $1.3 million a year earlier, reflecting the lower level of nonperforming loans and increased interest collections.

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

                                                                Impaired Loans       Impaired Loans
                                                              for which there is   for which there is    Total Impaired
(dollars in thousands)                        June 30, 1995   related allowance   no related allowance            Loans
- ------------------------------------------------------------------------------------------------------------------------
Balance....................................................              $45,507               $22,120           $67,627
Related allowance..........................................               12,058                    --            12,058
                                                                         -------               -------           -------
Balance, net of allowance..................................              $33,449               $22,120           $55,569
                                                                         =======               =======           =======

                                                                                         Quarter Ended  Six Months Ended
(dollars in thousands)                                                                   June 30, 1995     June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------
Average impaired loans........................................                                 $79,681           $81,784
Total interest income on impaired loans.......................                                 $   694           $   967
Interest income on impaired loans recorded on a cash basis....                                 $   640           $   833

- --------------------------------------------------------------------------------------------------
Allowance For Possible Credit Losses
                                           Quarter Ended June 30          Six Months Ended June 30
                                          ----------------------      ----------------------------
(dollars in thousands)                          1995        1994            1995              1994
- --------------------------------------------------------------------------------------------------
Balance, beginning of period..............  $127,432    $138,779        $124,734          $131,676
                                            --------    --------        --------          --------
Charge-offs...............................   (18,352)    (25,512)        (31,318)          (35,509)
Recoveries................................     6,621       4,034          13,623             7,704
                                            --------    --------        --------          --------
 Net charge-offs..........................   (11,731)    (21,478)        (17,695)          (27,805)
Provision charged to operations...........    11,778      12,035          20,440            25,465
                                            --------    --------        --------          --------
Balance at June 30........................  $127,479    $129,336        $127,479          $129,336
                                            ========    ========        ========          ========
Net charge-offs as a percentage of
 provision charged to operations..........        99%        178%             87%              109%
Allowance for possible credit losses
 to nonperforming loans (period-end)......       189%        140%
Allowance for possible credit losses
 to total loans outstanding (period-end)..      1.41%       1.64%
- --------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
The Corporation's provision for credit losses for the current quarter was $11.8 million, down 2.1% from $12.0 million in last year's second quarter. Net charge-offs also declined from $21.5 million to $11.7 for the current quarter, making net charge-offs on a year-to-date basis $17.7 million compared to $27.8 million in the same 1994 period. The decrease in second quarter net charge-offs was primarily attributable to large commercial loan charge-offs in the second quarter of 1994 compared to the current quarter. For the second quarter of 1995, net charge-offs related to charge card and commercial loans were $6.6 million and $4.7 million, respectively, compared to $5.3 million and $13.7 million, respectively, for the second quarter of 1994.

  At June 30, 1995, the allowance for possible credit losses was $127 million, equal to 1.41% of total loans outstanding, down from $129 million or 1.64% of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 140% to 189% at June 30, 1995.
- -------------------------------------------------------------------------------
Liquidity And Sources Of Funds

Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer credit demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 30% of the Corporation's total assets and amounted to $4.61 billion at June 30, 1995. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of money markets using multiple instruments.

  The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $130 million revolving credit agreement with five nonaffiliated banks which terminates on December 20, 1995. This agreement allows for extensions of its termination date, if requested by the Corporation and approved by the nonaffiliated banks. The Corporation did not request an extension of this agreement during the first six months of 1995. There were no borrowings under this credit facility in 1995 or 1994.

  Total deposits averaged $9.88 billion in the second quarter of 1995, an increase of $135 million compared to the same quarter last year. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts remained essentially unchanged from the prior year. Core deposits represented approximately 53% of average supporting liabilities in the second quarter of 1995, down from 56% one year ago.

  Average money market assets in the second quarter of 1995 decreased $477 million from the same quarter last year. These assets represented 7% of average earning assets in 1995, compared to 11% for the prior year. Average money market liabilities increased 3% to $2.65 billion this quarter from $2.58 billion in the same quarter last year, primarily the result of increases in securities sold under repurchase agreements partially offset by a decrease in commercial paper outstanding.

  In December 1994, Harris Trust and Savings Bank ("HTSB"), a wholly owned subsidiary of the Corporation, distributed an offering circular which described its capability to offer, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years as selected by the initial purchaser and agreed to by HTSB. The notes are being offered and sold only to institutional investors and are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June 30, 1995, $456.1 million of short-term notes were outstanding.
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Six Months Ended June 30, 1995 Compared With 1994

Net income for the six months ended June 30, 1995 was $72.9 million, a $45 million or 161% increase from 1994 earnings of $27.9 million. Included in the 1994 figure was the one-time $33.4 million after-tax securities lending charge. Excluding the effect of this item, earnings would have improved by 19%. Annualized returns on average assets and equity for the 1995 period were 1.02% and 14.24%, respectively, compared to comparable 1994 returns of .96% and 13.59%, respectively, adjusted for the securities lending charge. Actual 1994 returns for the six-month period were .40% return on assets and 5.60% return on equity.

  Net interest income on a fully taxable equivalent basis was $247.6 million in the current period, an increase of $16.6 million or 7% from the comparable 1994 period. Average earning assets increased 7% to $12.82 billion from $11.96 billion a year ago led by increases in domestic loans. Net interest margin declined slightly to 3.86% from 3.88% in 1994.

  Average loans for the period increased by 11% to $8.42 billion from $7.56 billion in 1994. Most domestic loan categories rose from the year-ago levels. Commercial loans, charge card outstandings, installment loans and real estate mortgages grew $470 million, $197 million, $122 million and $114 million, respectively. Portfolio securities increased $343 million to $3.37 billion while securities held in trading accounts increased $12 million from a year ago. Money market assets declined $345 million, or 26% compared to the similar 1994 period. Increases in interest-bearing liabilities funded the Corporation's asset growth. Interest-bearing deposits, primarily foreign office time deposits, rose by $364 million or 5% from the prior year, while average short-term borrowings increased $618 million or 25% primarily as a result of the issuance of unsecured short-term senior notes of Harris Trust and Savings Bank. These notes are described in further detail in the "Liquidity And Sources Of Funds" section of this Report. Noninterest-bearing sources of funds, primarily demand deposits and equity capital, decreased $90 million and represented 18.2% of supporting liabilities, down from 20.7% in 1994.

  Noninterest income totaled $172.0 million, an increase of $10.8 million or 7% from the 1994 six-month period. In the current period, net gains from sales of debt portfolio securities amounted to $18.9 million compared to $3.2 million in the prior year. Other noninterest income declined by $5.2 million from the six-month period ended June 30, 1994, when the Corporation recognized $5.9 million of gains from the sales of equity securities.

  Noninterest expense totaled $281.3 million, a decrease of $47.1 million from the same period in 1994. Increased levels of noninterest expense for the first half of 1994 resulted from the aforementioned charge relating to activity in the Securities Lending unit. Excluding the effect of this special item, noninterest expense would have increased by 2% from 1994.

  Income tax expense increased $36.0 million primarily because of higher pretax income. In addition, in 1994 the Corporation reduced its tax expense through a favorable adjustment of prior year tax reserves and the recognition of state tax benefits from prior years. The provision for credit losses for the first six months of 1995 was $20.4 million, down $5.0 million or 20% from 1994. Net loan charge-offs totaled $17.7 million in 1995 compared to $27.8 million for 1994.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Harris Bankcorp, Inc.
111 West Monroe Street
Chicago, Illinois 60603
- ------------------------------
Harris Bankcorp, Inc.
Executive Officers

Alan G. McNally
Chairman of the Board and
Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Maribeth S. Rahe
Vice Chair of the Board
- ------------------------------
Harris Bankcorp, Inc.
Board of Directors

Alan G. McNally
Chairman of the Board and
Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Maribeth S. Rahe
Vice Chair of the Board

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

Richard M. Jaffe
Chairman and
Chief Executive Officer
Oil-Dri Corporation
of America

Charles H. Shaw
Chairman
The Shaw Company

Richard E. Terry
Chairman and
Chief Executive Officer
Peoples Energy Corporation

James O. Webb
President
James O. Webb & Associates, Inc.

William J. Weisz
Chairman of the Board
Motorola, Inc.
- ------------------------------
Harris Trust and Savings Bank

Member Federal Reserve System
Member Federal Deposit
Insurance Corporation

Main Banking Premises
P.O. Box 755
111 West Monroe Street
Chicago, Illinois 60603

Branches
Board of Trade Building
141 West Jackson Boulevard
Chicago, Illinois 60604

West Garfield Park
3900 West Madison Avenue
Chicago, Illinois 60624

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

Harris Building Services Corporation
Chicago, Illinois

Midwestern Holdings, Inc.
Chicago, Illinois

Michigan Holdings, Inc.
Chicago, Illinois

Bank of Montreal Global, Inc.
Chicago, Illinois

Bank of Montreal Trust
Company (C.I.), Ltd.
St. Helier, Jersey
Channel Islands
- ------------------------------
Harris Bankcorp, Inc.
Bank Subsidiaries

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

Harris Bank Roselle
Roselle, Illinois
(four branches)

Harris Bank St. Charles
St. Charles, Illinois
(five branches)

Harris Bank Wilmette, N.A.
Wilmette, Illinois

Harris Bank Winnetka, N.A.
Winnetka, Illinois
(one branch)

Harris Trust Bank of Arizona
Scottsdale, Arizona
(two branches)
- ------------------------------
Harris Bankcorp, Inc.
Non-Bank Subsidiaries

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

- -------------------------------------------------------------------------------