Form 10-Q
period 1995-09-30
HARRIS BANKCORP INC
filed 1995-11-14
CIK 45729

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 1995

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

At November 13, 1995 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

Part 1. Financial Information

Item 1. Financial Statements.

        Consolidated Statement of Condition as of September 30, 1995, December 31, 1994 and September 30, 1994.

        Consolidated Statement of Income for the quarters and nine months ended September 30, 1995 and 1994.

        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The above financial statements and financial review, included in the Corporation's 1995 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

Part II. Other Information

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) No exhibits are included in this report because such items are not applicable to the reporting period.

        (b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1995, for which this report is filed.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1995.


                                       ----------------------------------------
                                       Pierre O. Greffe
                                       Chief Financial Officer


                                       ----------------------------------------
                                       Paul R. Skubic
                                       Chief Accounting Officer

                       EXHIBIT A--HARRIS BANKCORP, INC.
                           1995 THIRD QUARTER REPORT
                              SEPTEMBER 30, 1995

Financial Highlights                                                        Harris Bankcorp, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------

                                                      Quarter Ended September 30    Nine Months Ended September 30
                                                   -----------------------------    ------------------------------
                                                       1995       1994    Change         1995       1994    Change
------------------------------------------------------------------------------------------------------------------
Earnings and Dividends (in thousands)
Net interest income..............................  $121,040   $116,702         4%    $358,285   $335,904         7%
Net interest income (fully taxable equivalent)...   124,900    122,591         2      372,544    353,627         5
Provision for credit losses......................    10,974      9,030        22       31,414     34,495        (9)
Noninterest income...............................    79,978     76,255         5      252,020    237,465         6
Noninterest expenses.............................   137,167    136,718         -      418,448    465,075       (10)
Net income.......................................    35,802     33,845         6      108,711     61,768        76
Dividends........................................    14,400      3,860         +       42,400     30,878        37
------------------------------------------------------------------------------------------------------------------
Selected Ratios
Return on average stockholder's equity...........     12.93%     13.50%      (57)bp     13.61%      8.24%        +
Return on average assets.........................      0.89       0.93        (4)        0.96       0.59        37bp
Tier 1 capital ratio.............................      8.45       8.72       (27)
Total risk-based capital ratio...................     11.73      12.43       (70)
Tier 1 leverage ratio............................      6.93       6.96        (3)
Allowance for possible credit losses to
  total loans (period-end).......................      1.42       1.58       (16)
------------------------------------------------------------------------------------------------------------------
Daily Average Balances (in millions)
Loans, net of unearned income....................  $  8,928   $  7,677        16%    $  8,589   $  7,597        13%
Portfolio securities.............................     3,859      3,373        14        3,533      3,141        12
Money market assets..............................       768      1,157       (34)         913      1,273       (28)
Total interest-earning assets....................    13,622     12,244        11       13,094     12,053         9
Total assets.....................................    15,919     14,380        11       15,242     14,065         8
Deposits.........................................    10,079      9,665         4        9,958      9,647         3
Short-term borrowings............................     3,794      2,809        35        3,325      2,582        29
Stockholder's equity.............................     1,099        995        10        1,071      1,002         7
------------------------------------------------------------------------------------------------------------------
Balances at September 30 (in millions)
Loans, net of unearned income....................  $  9,131   $  8,019        14%
Allowance for possible credit losses.............       129        127         2
Portfolio securities.............................     4,002      3,411        17
Total assets.....................................    16,245     14,692        11
Deposits.........................................     9,837      9,885         -
Stockholder's equity.............................     1,118      1,005        11
------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
Report From Management
------------------------------------------------------------------------------
Harris Bankcorp recorded third quarter earnings of $35.8 million, up 6% from $33.8 million in the third quarter of 1994. Strong loan growth in the corporate banking, community banking and charge card business; sustained cost control; and a reduction in FDIC premiums were the primary reasons for this improvement.

  Third quarter net interest income on a fully taxable equivalent basis was $124.9 million, up $2.3 million or 2% from $122.6 million in 1994's third quarter. Average earning assets rose 11% to $13.6 billion from $12.2 billion in 1994, attributable to an increase of 16% or $1.3 billion in average loans. Net interest margin declined to 3.65% from 3.98% in the same quarter last year, reflecting rate compression in certain asset categories, a lower mix of noninterest-bearing deposits, and the relationship which existed in the markets between short and longer term rates.

  Noninterest income increased 5% to $80.0 million in third quarter 1995 from the same quarter last year. Trust and investment management revenue rose $1.8 million and charge card fees increased $1.0 million from third quarter 1994. Other income, including loan syndication and trade finance fees, gains from sales of mortgage loans, and other miscellaneous items, rose $5.2 million. Service charges declined by $2.2 million, partly due to customer refunds with respect to FDIC insurance. Foreign exchange revenue decreased by $1.6 million; this revenue is now reported net of expenses under a new profit sharing arrangement with Bank of Montreal.

  Third quarter 1995 noninterest expenses increased to $137.2 million from $136.7 million a year ago. Slight increases were experienced in most expense categories which were offset by a $4.3 million reduction in FDIC insurance premiums. Excluding the effect of the FDIC reduction, expenses would have increased by 3%.

  Income tax expenses increased by $3.7 million during the current quarter, reflecting higher pretax income and slightly lower levels of tax-exempt income.

  The third quarter 1995 provision for credit losses was $11.0 million, up from $9.0 million in the prior year's quarter. Net loan charge-offs for the current quarter were $9.1 million, down from $11.3 million a year-ago. This decrease resulted from lower write-offs in the commercial loan portfolio.

  Nonperforming assets at September 30, 1995 totaled $60 million or 0.7% of total loans, down from $103 million or 1.3% of loans last year and $71 million or 0.8% of loans at June 30, 1995. At September 30, 1995, the allowance for possible credit losses was $129 million, equal to 1.4% of total loans outstanding, compared with $127 million or 1.6% of loans at the end of third quarter 1994. As a result, the ratio of the allowance for possible credit losses to nonperforming assets increased from 124% at September 30, 1994 to 216% at September 30, 1995.

  At September 30, 1995, equity capital of Harris Bankcorp amounted to $1.12 billion, up from $1.01 billion one year earlier. The regulatory leverage capital ratio was 6.93% for third quarter 1995 compared to 6.96% in the same quarter of 1994. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies.

  For third quarter 1995, the annualized return on average stockholder's equity and return on average assets were 12.93% and .89% respectively, compared to returns of 13.50% and .93% in the comparable quarter a year ago.

  For the first nine months of 1995, Harris Bankcorp earned $108.7 million, a 76% increase from the same period a year earlier when net income was $61.8 million. Year-to-date earnings comparisons were significantly affected by a one-time $33.4 million after-tax charge in 1994 resulting from management's decision to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of Harris Trust and Savings Bank's Securities Lending unit. Excluding the effect of this charge, earnings for the nine months ended September 30, 1995 increased by 14%.

  Net interest income on a fully taxable equivalent basis of $372.5 million in the current nine-month period was up 5% from the comparable 1994 period. Net interest margin fell from 3.92% to 3.80%, while average earning assets rose 9% from $12.1 billion to $13.1 billion and average loans increased by $1.0 billion or 13%. Noninterest revenue increased 6% to $252.0 million in 1995. This year, net gains from sales of debt portfolio securities amounted to $20.6 million compared to $5.6 million in the prior year. Most of the 1995 gains from sales of debt portfolio securities were recognized in the second quarter when conditions in the U.S. bond market led to significant price rallies. These events enabled Harris Bankcorp to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available.

------------------------------------------------------------------------------

------------------------------------------------------------------------------
  Noninterest expenses for the current nine-month period were 1% higher than the comparable period in 1994, excluding the one-time $51.3 million (pretax) charge in the Securities Lending unit. The provision for credit losses declined by $3.1 million, while income tax expense rose $39.7 million, primarily because of substantially higher pretax income and slightly lower levels of tax-exempt income.

  Harris Bankcorp has reached an agreement to perform shareholder services for Banc One Corporation and for Banc One's stock transfer clients. The shareholder services agreement is the sixth of its kind for Harris Bankcorp. Harris Trust and Savings Bank is among the top five shareholder services banking institutions in the United States and serves more than 400 clients and over 4 million shareholders nationwide.

  Working Mother magazine has named Harris as one of the 100 Best Companies for Working Mothers. The Bank was recognized as "a role model when it comes to creating job flexibility" and cited specifically for programs including flextime, compressed work weeks, work at home, job sharing, nursing mother rooms, child care discounts, adoption assistance and elder care referral. Working Mother selects companies according to pay, opportunities for women to advance, child care support and other family-friendly benefits. We are pleased Harris is among those named on this distinguished list.

  Harris Trust and Savings Bank, together with its 25 community banks (including banking institutions owned by Harris Bankmont, Inc.), was recently recognized by the Small Business Administration (SBA) as the largest SBA lender in the Chicago metropolitan area and one of the two top SBA lenders in the State of Illinois. During the 12-month period ended September 30, Harris banks made more than 120 SBA loans, totaling $10.2 million. In citing the organization for its strong performance, the SBA's Illinois director noted that, "With both an urban and a suburban presence, Harris banks...are recognized for their ability to tailor their products to meet the needs of the distinct markets they serve."

  The Harris organization recently announced plans for new branches in the Chicago suburbs of Algonquin, Darien, Frankfort and Gurnee and in the City of Chicago on the Lake Shore Campus of Loyola University, bringing the total number of Harris locations opened, under construction or announced to 85.


Alan G. McNally                                      October 27, 1995
Chairman of the Board and
Chief Executive Officer

------------------------------------------------------------------------------

Consolidated Statement of Income                                                             Harris Bankcorp, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter Ended September 30   Nine Months Ended September 30
                                                                        --------------------------   ------------------------------
(in thousands, except per share data)                                           1995          1994            1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees...................................................... $196,943      $153,722        $569,902         $424,240
Money market assets:
 Deposits at banks.........................................................    9,681         8,329          29,654           21,934
 Federal funds sold and securities purchased under agreement to resell.....    3,517         5,170          14,437           15,886
Trading account............................................................      970           540           2,670            1,660
Securities available for sale:
 U.S. Treasury and Federal agency..........................................   43,024        29,179         110,037           81,224
 Other.....................................................................    2,794         2,026           7,691            4,281
Securities held to maturity:
 U.S. Treasury and Federal agency..........................................    9,142         9,176          27,614           17,851
 State and municipal.......................................................    5,965         9,047          22,171           27,738
 Other.....................................................................       60           563             279            1,971
                                                                            --------      --------        --------        ---------
 Total interest income.....................................................  272,096       217,752         784,455          596,785
                                                                            --------      --------        --------        ---------
Interest Expense
Deposits...................................................................   91,172        65,069         266,635          174,013
Short-term borrowings......................................................   45,215        30,937         122,088           72,761
Senior notes...............................................................    8,934            -           20,111                -
Long-term notes............................................................    5,735         5,044          17,336           14,107
                                                                            --------      --------        --------        ---------
 Total interest expense....................................................  151,056       101,050         426,170          260,881
                                                                            --------      --------        --------        ---------
Net Interest Income........................................................  121,040       116,702         358,285          335,904
Provision for credit losses................................................   10,974         9,030          31,414           34,495
                                                                            --------      --------        --------        ---------
Net Interest Income after Provision for
 Credit Losses.............................................................  110,066       107,672         326,871          301,409
                                                                            --------      --------        --------        ---------
Noninterest Income
Trust and investment management fees.......................................   37,950        36,165         113,041          111,435
Trading account............................................................      399           163           3,011           (1,105)
Foreign exchange...........................................................    2,434         4,019          10,160           15,473
Charge card................................................................   10,909         9,866          30,621           26,871
Service fees and charges...................................................   16,246        18,475          51,437           55,984
Portfolio securities gains.................................................    1,672         2,404          20,572            5,644
Other......................................................................   10,368         5,163          23,178           23,163
                                                                            --------      --------        --------        ---------
 Total noninterest income..................................................   79,978        76,255         252,020          237,465
                                                                            --------      --------        --------        ---------
Noninterest Expenses
Salaries and other compensation............................................   65,779        61,183         190,930          184,657
Pension, profit sharing and other employee benefits........................   13,164        15,991          47,568           53,852
Net occupancy..............................................................   11,730        10,956          35,095           33,356
Equipment..................................................................   10,928        10,440          31,142           31,089
Marketing..................................................................    6,605         5,774          19,052           17,705
Communication and delivery.................................................    5,108         4,706          14,989           13,160
Deposit insurance..........................................................     (281)        3,947           7,352           11,781
Trust customer charge......................................................        -             -               -           51,335
Other......................................................................   24,134        23,721          72,320           68,140
                                                                            --------      --------        --------        ---------
 Total noninterest expenses................................................  137,167       136,718         418,448          465,075
                                                                            --------      --------        --------        ---------
Income before income taxes.................................................   52,877        47,209         160,443           73,799
Applicable income taxes....................................................   17,075        13,364          51,732           12,031
                                                                            --------      --------        --------        ---------
 Net Income................................................................ $ 35,802      $ 33,845        $108,711        $  61,768
                                                                            ========      ========        ========        =========
Earnings per Common Share (based on 6,667,490 average shares outstanding)
Net income................................................................. $   5.36      $   5.07        $  16.30        $    9.26
                                                                            ========      ========        ========        =========
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Condition       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                     September 30    December 31   September 30
(in thousands, except share data)            1995           1994           1994
--------------------------------------------------------------------------------
Assets
Cash and demand balances
 due from banks...................... $ 1,350,070    $ 1,399,781    $ 1,204,984
Money market assets:
 Interest-bearing deposits at banks..     457,508        757,227        666,911
 Federal funds sold and securities
  purchased under agreement to
  resell.............................     368,519        404,226        510,500
Trading account assets...............      50,647         36,067         37,354
Portfolio securities:
 Held to maturity (market value of
  $930,361 in 1995, $1,101,927 and
  $1,136,462 in 1994)................     913,919      1,107,659      1,125,103
 Available for sale..................   3,088,572      2,581,293      2,285,783
Loans, net of unearned income of
 $17,493 in 1995, $20,724 and
 $23,044 in 1994.......... ..........   9,131,371      8,229,254      8,018,654
Allowance for possible credit losses.    (129,345)      (124,734)      (127,088)
Premises and equipment...............     222,916        221,494        221,505
Customers' liability on acceptances..     190,871        125,113         98,625
Other assets.........................     600,125        594,159        649,928
                                      -----------    -----------    -----------
  Total assets....................... $16,245,173    $15,331,539    $14,692,259
                                      ===========    ===========    ===========
Liabilities
Deposits in domestic offices
 -- noninterest-bearing.............. $ 2,770,094    $ 3,222,043    $ 2,849,197
 -- interest-bearing.................   4,396,073      4,214,273      4,418,455
Deposits in foreign offices
 -- noninterest-bearing..............      22,727         31,903        141,769
 -- interest-bearing.................   2,647,945      2,451,513      2,475,476
                                      -----------    -----------    -----------
  Total deposits.....................   9,836,839      9,919,732      9,884,897
Federal funds purchased
 and securities sold under
 agreement to repurchase.............   2,894,321      2,632,167      2,308,706
Commercial paper outstanding.........     250,432        306,737        293,821
Short-term borrowings................     511,509        670,362        364,474
Senior notes.........................     689,000              -              -
Acceptances outstanding..............     190,871        125,113         98,625
Accrued interest, taxes
 and other expenses..................     161,274        126,723        115,671
Other liabilities....................     293,853        230,741        321,898
Long-term notes......................     298,915        298,810        298,776
                                      -----------    -----------    -----------
  Total liabilities..................  15,127,014     14,310,385     13,686,868
                                      -----------    -----------    -----------
Stockholder's Equity
Preferred stock (no par value);
 authorized 1,000,000 shares;
 issued none.................                   -              -              -
Common stock ($8 par value);
 authorized 10,000,000 shares; issued
 and outstanding 6,667,490 shares....      53,340         53,340         53,340
Surplus..............................     203,897        203,897        203,897
Retained earnings....................     862,928        796,617        764,899
Unrealized holding losses, net of
 deferred taxes of ($1,329) in 1995,
 ($21,535) and ($11,028) in 1994.....      (2,006)       (32,700)       (16,745)
                                      -----------    -----------    -----------
  Total stockholder's
   equity............................   1,118,159      1,021,154      1,005,391
                                      -----------    -----------    -----------
  Total liabilities and
   stockholder's equity.............. $16,245,173    $15,331,539    $14,692,259
                                      ===========    ===========    ===========

--------------------------------------------------------------------------------

                                                                               5

Consolidated Statement of Changes
in Stockholder's Equity                  Harris Bankcorp, Inc. and Subsidiaries
-------------------------------------------------------------------------------


(in thousands)                                                1995         1994
-------------------------------------------------------------------------------
Balance at January 1................................... $1,021,154   $1,017,672
 Net income............................................    108,711       61,768
 Dividends.............................................    (42,400)     (30,878)


 Net change in unrealized holding gains and losses.....     30,694      (43,171)
                                                        ----------   ----------
Balance at September 30................................ $1,118,159   $1,005,391
                                                        ==========   ==========

Consolidated Statement of Cash Flows     Harris Bankcorp, Inc. and Subsidiaries
-------------------------------------------------------------------------------

                                                 Nine Months Ended September 30
                                                 ------------------------------
(in thousands)                                               1995          1994
-------------------------------------------------------------------------------
Operating Activities:
Net income......................................      $   108,711   $    61,768
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for credit losses....................           31,414        34,495
 Depreciation and amortization..................           34,897        37,262
 Deferred tax benefit...........................           (3,327)       (4,299)
 Gain on sales of portfolio securities..........          (20,572)       (5,644)
 Trading account net cash (purchases) sales.....          (14,580)       12,707
 Net (increase) in interest receivable..........           (9,966)      (26,340)
 Net increase in interest payable...............           13,551         5,751
 Net (increase) decrease in loans held for
  resale........................................          (92,271)      215,189
 Other, net.....................................           75,555       (69,549)
                                                      -----------   -----------
 Net cash provided by operating activities......          123,412       261,340
                                                      -----------   -----------
Investing Activities:
 Net decrease (increase) in interest-bearing
  deposits at banks.............................          299,719      (139,431)
 Net decrease in federal funds sold and
  securities purchased under agreement to
  resell........................................           35,707         7,411
 Proceeds from maturities of securities held to
  maturity......................................          575,613       388,842
 Purchases of securities held to maturity.......         (381,695)     (786,357)
 Proceeds from sales of securities available
  for sale......................................        1,514,607       140,020
 Proceeds from maturities of securities
  available for sale............................        3,878,263     3,373,721
 Purchases of securities available for sale.....       (5,828,855)   (3,422,594)
 Net (increase) in loans........................         (836,650)     (568,969)
 Proceeds from sales of premises and equipment..           20,171        35,499
 Purchases of premises and equipment............          (50,497)      (59,528)
 Other, net.....................................          (10,209)       43,511
                                                      -----------   -----------
 Net cash used by investing activities..........         (783,826)     (987,875)
                                                      -----------   -----------
Financing Activities:
 Net (decrease) increase in deposits............          (82,893)      509,026
 Net increase in federal funds purchased and
  securities sold under agreement to repurchase.          262,154       447,645
 Net (decrease) in commercial paper
  outstanding...................................          (56,305)      (94,718)
 Net (decrease) in short-term borrowings........         (158,853)      (32,447)
 Proceeds from issuance of senior notes.........        2,040,100             -
 Repayment of senior notes......................       (1,351,100)            -
 Cash dividends paid............................          (42,400)      (30,878)
                                                      -----------   -----------
 Net cash provided by financing activities......          610,703       798,628
                                                      -----------   -----------
  Net (decrease) increase in cash and demand
   balances due from banks......................          (49,711)       72,093
  Cash and demand balances due from banks at
   January 1....................................        1,399,781     1,132,891
                                                      -----------   -----------
  Cash and demand balances due from banks at
   September 30.................................      $ 1,350,070   $ 1,204,984
                                                      ===========   ===========

--------------------------------------------------------------------------------

Notes To Financial Statements           Harris Bankcorp, Inc. and Subsidiaries
------------------------------------------------------------------------------
1. Basis Of Presentation

Harris Bankcorp, Inc. (the "Corporation") is a wholly owned subsidiary of Bankmont Financial Corp. (a wholly owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
------------------------------------------------------------------------------
2. Legal Proceedings

Certain subsidiaries of Harris Bankcorp, Inc. are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
------------------------------------------------------------------------------
3. Cash Flows

For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $429,821,000 and $255,130,000 in 1995 and 1994, respectively. Cash income tax payments over the same periods totaled $53,207,000 and $31,608,000, respectively.
------------------------------------------------------------------------------
4. Accounting Changes

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114--Accounting by Creditors for Impairment of a Loan and SFAS No. 118--Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible credit losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these statements did not have a material impact on the Corporation's net income or financial position.
------------------------------------------------------------------------------
5. Trust Customer Charge

During the second quarter of 1994, Harris Trust and Savings Bank ("HTSB"), the principal banking subsidiary of the Corporation, decided to absorb the impact of higher interest rates on mortgage-backed securities in the accounts of customers in its Securities Lending unit. This charge resulted from investments of cash collateral managed by HTSB as agent for certain of its institutional trust customers. The investment consisted of floating rate mortgaged-backed securities with caps on interest ranging from 8.5% to 10%. HTSB's securities lending unit has invested in these types of securities on behalf of customers since 1991, with the total positions growing to $2.3 billion by the second quarter of 1994. Harris management believed that the securities satisfied customer guidelines at the time of their acquisition. All securities were AAA-rated and the interest returns were tied to movements in LIBOR. As of March 31, 1994 and December 31, 1993, there were no imbedded customer losses on these securities. Subsequent to March 31, 1994, rising short-term rates substantially extended the average duration of the securities. Given customer expectations and a concern that further rate increases could have a disproportionate negative impact on market values, Harris made a decision to eliminate all the mortgage-backed securities from these customer accounts and absorb the full loss on behalf of
------------------------------------------------------------------------------

------------------------------------------------------------------------------
customers. Of the approximately $2.3 billion outstanding, one-third was sold into the marketplace while the remaining two-thirds were sold to Bank of Montreal ("BMO"). Sales prices were determined based on available market quotations, which resulted in a loss approximating $51.3 million ($33.4 million after-tax). At June 30, 1994 all mortgage-backed securities that had been included in this portfolio were disposed of and neither Harris nor its customers were at risk for subsequent declines in the market value of those securities.
------------------------------------------------------------------------------
6. Foreign Exchange

Effective April 3, 1995, the Corporation and BMO agreed to combine their U.S. foreign exchange activities (FX). Under this arrangement, FX net profit will be shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues are reported net of expenses. Management of the Corporation does not believe that 1995 net income will be materially affected by this agreement.

---------------------------------------------------------------------------------------------------------------------------------
Consolidated Statistical Summary                                                           Harris Bankcorp, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
Daily Average Balances (in millions)                                 Quarter Ended September 30    Nine Months Ended September 30
Average Rates Earned and Paid                                  --------------------------------  --------------------------------
(fully taxable equivalent basis)                                          1995             1994             1995             1994
                                                               ---------------  ---------------  ---------------  ---------------
                                                               Balances  Rates  Balances  Rates  Balances  Rates  Balances  Rates
---------------------------------------------------------------------------------------------------------------------------------
Assets
Money market assets:
 Interest-bearing deposits at banks..................          $   528   6.33%  $   703   4.70%  $   589   5.96%  $   695   4.22%
 Federal funds sold and securities purchased under
  agreement to resell................................              240   5.82       455   4.51       324   5.95       578   3.68
                                                               -------          -------          -------          -------
  Total money market assets..........................              768   6.19     1,158   4.36       913   5.96     1,273   3.97
Trading account assets...............................               67   6.62        36   7.23        59   7.17        41   6.83
Portfolio securities:
Held to maturity:
 U.S. Treasury and Federal agency....................              602   6.03       607   6.01       611   6.04       385   6.20
 State and municipal.................................              328  10.85       474  11.87       386  11.61       480  11.92
 Other...............................................                5   5.81        37   6.03         6   6.09        47   5.49
                                                               -------          -------          -------          -------
  Total held to maturity.............................              935   7.72     1,118   8.50     1,003   8.19       912   9.17
Available for sale:
 U.S. Treasury and Federal Agency....................            2,735   6.35     2,085   5.55     2,369   6.27     2,094   5.19
 Other...............................................              189   5.40       170   4.80       161   5.68       136   4.31
                                                               -------          -------          -------          -------
  Total available for sale...........................            2,924   6.28     2,255   5.49     2,530   6.23     2,230   5.13
                                                               -------          -------          -------          -------
  Total portfolio securities.........................            3,859   6.47     3,373   6.49     3,533   6.79     3,142   6.31
Loans, net of unearned income........................            8,928   8.80     7,677   8.00     8,589   8.89     7,597   7.50
                                                               -------          -------          -------          -------
  Total interest-earning assets......................           13,622   8.02    12,244   7.26    13,094   8.15    12,053   6.81
Cash and demand balances due from banks..............            1,187            1,155            1,182            1,159
Other assets.........................................            1,110              981              966              853
                                                               -------          -------          -------          -------
  Total assets.......................................          $15,919          $14,380          $15,242          $14,065
                                                               =======          =======          =======          =======
Liabilities and Stockholder's Equity
Interest checking deposits and money market accounts.          $ 1,657   2.81   $ 1,800   2.63   $ 1,650   3.05   $ 1,860   2.47
Savings deposits and certificates....................            2,503   5.37     2,202   3.82     2,426   5.04     2,174   3.64
Other time deposits..................................              736   5.84       699   4.70       639   5.97       680   4.11
Foreign office time deposits.........................            2,334   5.91     2,056   4.56     2,414   6.03     2,015   3.96
                                                               -------          -------          -------          -------
  Total interest-bearing deposits....................            7,230   5.00     6,757   3.82     7,129   5.00     6,729   3.46
Short-term borrowings................................            3,213   5.59     2,809   4.37     2,889   5.65     2,582   3.76
Senior notes.........................................              581   6.14        --     --       436   6.15        --     --
Long-term notes......................................              299   7.68       299   6.75       299   7.73       299   6.30
                                                               -------          -------          -------          -------
  Total interest-bearing liabilities.................           11,323   5.30     9,865   4.07    10,753   5.30     9,610   3.63
Noninterest-bearing deposits.........................            2,849            2,907            2,829            2,919
Other liabilities....................................              648              613              589              534
Stockholder's equity.................................            1,099              995            1,071            1,002
                                                               -------          -------          -------          -------
  Total liabilities and stockholder's equity.........          $15,919          $14,380          $15,242          $14,065
                                                               =======          =======          =======          =======
Net interest margin (related to average interest-
 earning assets).....................................                    3.65%            3.98%            3.80%            3.92%
                                                                         ====            =====            =====             ====
---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 1995 COMPARED WITH
THIRD QUARTER 1994
--------------------------------------------------------------------------------
SUMMARY

The Corporation's third quarter 1995 net income was $35.8 million, an increase of 6% from third quarter 1994 income of $33.8 million. The earnings growth is attributed primarily to strong loan growth in the corporate banking, community banking and charge card businesses; sustained cost control; and a reduction in FDIC premiums.

  Net interest income on a fully taxable equivalent ("FTE") basis was $124.9 million, up 2% from $122.6 million in the year-ago quarter, reflecting an 11% increase in average earning assets partially offset by a 33 basis point reduction in net interest margin. Noninterest income increased $3.7 million or 5% from the same quarter last year. Trust and investment management revenue, charge card fees and other income rose $1.8 million, $1.0 million and $5.2 million, respectively. Service charges declined by $2.2 million partly due to customer refunds with respect to FDIC insurance. Foreign exchange revenue decreased by $1.6 million; this revenue is now reported net of expenses under a new profit sharing arrangement with BMO. Noninterest expenses rose only slightly. Small increases in most expense categories were largely offset by a $4.3 million reduction in FDIC insurance premiums. Excluding the effect of the FDIC reduction, expenses would have increased by 3%. The provision for credit losses increased by $2.0 million or 22% from $9.0 million to $11.0 million. Income tax expense increased by $3.7 million from $13.4 million to $17.1 million, primarily because of higher pretax income and slightly lower levels of tax-exempt income compared to the prior year's quarter.

  The Corporation's annualized returns on average assets and equity were 0.89% and 12.93%, respectively, in the current quarter compared to returns of 0.93% and 13.50%, respectively, for the same quarter last year.

  Additional commentary on the matters included in the above summary is provided in the following sections of this Report.


--------------------------------------------------------------------------------
NET INTEREST INCOME

                                              Quarter Ended September 30   Nine Months Ended September 30
                                              --------------------------   ------------------------------
(in thousands)                                       1995          1994           1995            1994
---------------------------------------------------------------------------------------------------------
Interest income.............................     $272,096      $217,752       $784,455        $596,785
Fully taxable equivalent adjustment.........        3,860         5,889         14,259          17,723
                                                 --------      --------       --------        --------
 Interest income (fully taxable equivalent
  basis)....................................      275,956       223,641        798,714         614,508
Interest expense............................      151,056       101,050        426,170         260,881
                                                 --------      --------       --------        --------
 Net interest income (fully taxable
  equivalent basis).........................     $124,900      $122,591       $372,544        $353,627
                                                 ========      ========       ========        ========
Increase (decrease) due to change in:
 Volume.....................................     $ 13,058      $  8,848       $ 29,941        $ 22,127
 Rate.......................................      (10,749)       (1,781)       (11,024)        (15,088)
                                                 --------      --------       --------        --------
  Total increase (decrease) in net interest
   income...................................     $  2,309      $  7,067       $ 18,917        $  7,039
                                                 ========      ========       ========        ========

Third quarter net interest income on a FTE basis was $124.9 million, up 2% from $122.6 million in the third quarter 1994. Average earning assets rose 11% or $1.38 billion from $12.24 billion to $13.62 billion in third quarter 1995. Net interest margin, the other principal determinant of net interest income, declined to 3.65% from 3.98% in the same quarter last year.

  Average loans rose 16% or $1.25 billion over last year's third quarter and represented over 90% of the overall increase in average earning assets. Virtually all major domestic loan categories increased, led by expansions of $698 million, $305 million and $203 million in commercial loans, charge card balances and real estate loans, respectively. Average portfolio securities rose 14%, or $486 million from the prior year's third quarter, while average money market assets declined to $768 million, down 34% from the 1994 third quarter.

  Incremental funding for this asset growth came mainly from a $473 million increase in interest-bearing deposits, a $404 million increase in short-term borrowings and $581 million of new senior notes issued by HTSB.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Foreign office time deposits grew by $278 million and savings deposits and certificates of deposit were up $301 million. Noninterest-bearing funds supporting earning assets decreased 3%, or $80 million compared to the 1994 third quarter.

  The Corporation's consolidated net interest margin declined to 3.65% from 3.98% in the prior year's third quarter. Factors causing this decline were rate compression within certain asset categories, a lower mix of noninterest-bearing deposits, the relationship which existed in the market between short and longer term rates, the maturity of certain municipal bond holdings and sales of debt securities with proceeds reinvested at slightly lower yields.


Average Earning Assets--Net Interest Margin

Daily Average Balances (in millions)
Average Rates Earned and Paid
(fully taxable equivalent basis)
                                           Quarter Ended September 30                Nine Months Ended September 30
                             ----------------------------------------     -----------------------------------------
                                          1995                   1994                  1995                    1994
                             -----------------     ------------------     ------------------     ------------------
                             Balances    Rates     Balances     Rates     Balances     Rates     Balances     Rates
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets....   $13,622    8.02%      $12,244     7.26%      $13,094     8.15%      $12,053     6.81%
                              =======               =======                =======                =======
Interest-bearing
 liabilities...............   $11,323    5.30       $ 9,865     4.07       $10,753     5.30       $ 9,610     3.63
Noninterest-bearing
 sources of funds..........     2,299      --         2,379       --         2,341       --         2,443       --
                              -------               -------                -------                -------
 Total supporting
  liabilities..............   $13,622    4.37       $12,244     3.28       $13,094     4.35       $12,053     2.89
                              =======               =======                =======                =======
Net interest margin
 (related to average
 interest-earning assets)..              3.65%                  3.98%                  3.80%                  3.92%
                                         ====                   ====                   ====                   ====
-------------------------------------------------------------------------------------------------------------------

Noninterest Income

                                        Quarter                                   Nine Months
                             Ended September 30    Increase (Decrease)     Ended September 30    Increase (Decrease)
                             ------------------    -------------------     ------------------    -------------------
(dollars in thousands)            1995     1994       Amount        %          1995      1994       Amount        %
--------------------------------------------------------------------------------------------------------------------
Trust and investment
 management fees...........    $37,950  $36,165      $ 1,785        5      $113,041  $111,435      $ 1,606        1
Trading account............        399      163          236        +         3,011    (1,105)       4,116        +
Foreign exchange...........      2,434    4,019       (1,585)     (39)       10,160    15,473       (5,313)     (34)
Charge card................     10,909    9,866        1,043       11        30,621    26,871        3,750       14
Service fees and charges...     16,246   18,475       (2,229)     (12)       51,437    55,984       (4,547)      (8)
Securities gains...........      1,672    2,404         (732)     (30)       20,572     5,644       14,928        +
Other......................     10,368    5,163        5,205        +        23,178    23,163           15       --
                               -------  -------      -------               --------  --------      -------
 Total noninterest income..    $79,978  $76,255      $ 3,723        5      $252,020  $237,465      $14,555        6
                               =======  =======      =======      ===      ========  ========      =======      ===

Noninterest income for the third quarter was $80.0 million, an increase of $3.7 million or 5% from the third quarter of 1994. Trust and investment management revenue was $38.0 million, an increase of $1.8 million or 5% from the previous year. During the current quarter, the Corporation began to accrue certain fees from personal trust customers. As a result, an additional $2.8 million of income was recognized. Charge card fees totaled $10.9 million, up $1.0 million from 1994. Other income including loan syndication and trade finance fees, gains from sales of mortgage loans, income from bank-owned life insurance and other miscellaneous items, doubled from $5.2 million to $10.4 million in 1995.

  Service fees and charges were $16.2 million, a decrease of $2.2 million or 12% from last year partly due to customer refunds with respect to FDIC insurance. Foreign exchange revenue was $2.4 million, down 39% from the third quarter of 1994. Effective in second quarter 1995, this revenue is reported net of expenses under a new profit sharing arrangement with BMO. Gains reported from the sale of debt securities totaled $1.7 million, down $0.7 million or 30% from 1994.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NONINTEREST EXPENSES AND INCOME TAXES


                                                  Quarter                                  Nine Months
                                       Ended September 30   Increase (Decrease)     Ended September 30   Increase (Decrease)
                                      --------------------  -------------------    -------------------   ------------------
(dollars in thousands)                    1995        1994      Amount        %        1995       1994       Amount       %
---------------------------------------------------------------------------------------------------------------------------
Salaries and other compensation....   $ 65,779    $ 61,183     $ 4,596        8    $190,930   $184,657     $  6,273       3
Pension, profit sharing and other
 employee benefits.................     13,164      15,991      (2,827)     (18)     47,568     53,852       (6,284)    (12)
Net occupancy......................     11,730      10,956         774        7      35,095     33,356        1,739       5
Equipment..........................     10,928      10,440         448        5      31,142     31,089           53       -
Marketing..........................      6,605       5,774         831       14      19,052     17,705        1,347       8
Communication and delivery.........      5,108       4,706         402        9      14,989     13,160        1,829      14
Deposit insurance..................       (281)      3,947      (4,228)    (107)      7,352     11,781       (4,429)    (38)
Trust customer charge..............          -           -           -        -           -     51,335      (51,335)     (-)
Other..............................     24,134      23,721         413        2      72,320     68,140        4,180       6
                                      --------    --------     -------             --------   --------     --------
 Total noninterest expenses........   $137,167    $136,718     $   449        -    $418,448   $465,075     $(46,627)    (10)
                                      ========    ========     =======             ========   ========     ========
Provision for income taxes.........   $ 17,075    $ 13,364     $ 3,711       28    $ 51,732   $ 12,031     $ 39,701       +
                                      ========    ========     =======     ====    ========   ========     ========     ====

Noninterest expenses for the third quarter totaled $137.2 million, essentially unchanged from the third quarter of 1994. Slight increases in most expense categories were offset by a reduction in costs due to amendments to certain benefit plans and a $4.3 million decrease in FDIC insurance premiums. Excluding the effect of the FDIC insurance premium reduction, expenses would have increased 3% from the previous year.

  Employment-related expenses totaled $78.9 million, an increase of $1.8 million or 2%. Marketing increased $0.8 million or 14%, while communication and delivery expenses reflected an increase of $0.4 million. Equipment and net occupancy costs increased by $0.5 million and $0.8 million, respectively.

  The Corporation recorded income tax expense for the current quarter of $17.1 million, an increase of $3.7 million or 28%, reflecting higher pretax income and slightly lower levels of tax-exempt income.

--------------------------------------------------------------------------------
CAPITAL POSITION

The Corporation's total equity capital at September 30, 1995 was $1.12 billion, compared with $1.02 billion and $1.01 billion at December 31, 1994 and September 30, 1994, respectively. During the preceding twelve months, the Corporation declared dividends of $46 million.

  U.S. banking regulators have issued risk-based capital guidelines based on the international "Basle Committee" agreement that are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total capital to risk-weighted assets of 8%.

  Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. The portion of the allowance for possible credit losses includable in Tier 2 capital is limited to 1.25% of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.45% and 11.73%, respectively, at September 30, 1995.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio was 6.93% for the quarter ended September 30, 1995 compared to 6.96% for the year-ago quarter.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before September 30, 1995, all of the Corporation's subsidiary banks were designated as "well capitalized", the highest capital category.

  Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, purchased mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 1995, the Corporation's intangible assets totaled $40.7 million, including approximately $18.1 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.80% for the third quarter of 1995.

  The following is a summary of the Corporation's capital ratios:



                                                                            September 30    December 31   September 30
(dollars in thousands)                                                              1995           1994           1994
----------------------------------------------------------------------------------------------------------------------
Total assets (end of period)............................................     $16,245,173    $15,331,539    $14,692,259
                                                                             ===========    ===========    ===========
Average assets (quarter)................................................     $15,919,244    $14,668,264    $14,380,029
                                                                             ===========    ===========    ===========
Risk-weighted on-balance sheet assets...................................     $10,110,393    $ 9,078,759    $ 8,971,000
Risk-weighted off-balance sheet items...................................       2,946,694      2,580,005      2,510,608
                                                                             -----------    -----------    -----------
Total risk-weighted assets (based on regulatory accounting principles)..     $13,057,087    $11,658,764    $11,481,608
                                                                             ===========    ===========    ===========
Tier 1 capital..........................................................     $ 1,101,722    $ 1,033,481    $ 1,001,429
Supplementary capital...................................................         427,961        423,254        425,567
                                                                             -----------    -----------    -----------
Total capital...........................................................     $ 1,529,683    $ 1,456,735    $ 1,426,996
                                                                             ===========    ===========    ===========

Tier 1 leverage ratio...................................................            6.93%          7.03%          6.96%
Risk-based capital ratios
  Tier 1.................................................................           8.45%          8.86%          8.72%
  Total..................................................................          11.73%         12.49%         12.43%

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NONPERFORMING ASSETS

                                                              September 30      June 30      September 30
(dollars in thousands)                                                1995         1995              1994
---------------------------------------------------------------------------------------------------------
Nonaccrual loans...............................................   $ 55,050     $ 65,478          $ 88,344
Restructured loans.............................................      2,113        2,149             2,908
                                                                  --------     --------          --------
  Total nonperforming loans....................................     57,163       67,627            91,252
Other assets received in satisfaction of debt..................      2,729        3,246            11,248
                                                                  --------     --------          --------
  Total nonperforming assets...................................   $ 59,892     $ 70,873          $102,500
                                                                  ========     ========          ========
Nonperforming loans to total loans (end of period).............        .63%         .75%             1.14%
Nonperforming assets to total loans (end of period)............        .66%         .78%             1.28%
                                                                  ========     =========         ========

90-day past due loans still accruing interest..................   $ 22,301     $ 24,644          $ 20,748
                                                                  ========     ========          ========

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

  Nonperforming assets at September 30, 1995 totaled $60 million, or .66% of total loans, down from $71 million or .78% of total loans at June 30, 1995 and also down from $103 million or 1.28% of loans a year ago.

  Interest shortfall for the quarter ended September 30, 1995 was $0.5 million compared to $1.4 million a year earlier reflecting the lower level of nonperforming loans and increased interest collections.

  Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flow or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.


                                                                     Impaired Loans         Impaired Loans
                                                                 For Which There Is     For Which There Is     Total Impaired
(dollars in thousands)                     September 30, 1995   A Related Allowance   No Related Allowance              Loans
-----------------------------------------------------------------------------------------------------------------------------
Balance......................................................               $26,788                $30,375            $57,163
Related allowance............................................                13,638                     --             13,638
                                                                            -------                -------            -------
Balance, net of allowance....................................               $13,150                $30,375            $43,525
                                                                            =======                =======            =======


                                                                                           Quarter Ended    Nine Months Ended
                                                                                           -------------    -----------------
(dollars in thousands)                                                                September 30, 1995   September 30, 1995
-----------------------------------------------------------------------------------------------------------------------------
Average impaired loans..........................................................                 $62,531              $75,296
                                                                                                 =======              =======
Total interest income on impaired loans.........................................                 $   667              $ 1,630
                                                                                                 =======              =======
Interest income on impaired loans recorded on a cash basis......................                 $   613              $ 1,446
                                                                                                 =======              =======


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Allowance For Possible Credit Losses


                                                   Quarter Ended      Nine Months Ended
                                                    September 30           September 30
                                            --------------------   --------------------
(dollars in thousands)                          1995        1994       1995        1994
---------------------------------------------------------------------------------------
Balance, beginning of period..............  $127,479    $129,336   $124,734    $131,676
                                            --------    --------   --------    --------
Charge-offs...............................   (14,335)    (16,884)   (45,653)    (52,393)
Recoveries................................     5,227       5,606     18,850      13,310
                                            --------    --------   --------    --------
 Net charge-offs..........................    (9,108)    (11,278)   (26,803)    (39,083)
Provision charged to operations...........    10,974       9,030     31,414      34,495
                                            --------    --------   --------    --------
Balance, September 30.....................  $129,345    $127,088   $129,345    $127,088
                                            ========    ========   ========    ========
Net charge-offs as a percentage of
 provision charged to operations..........        83%        125%        85%        113%
                                                                   ========    ========
Allowance for possible credit losses
 to nonperforming loans (period-end)......       226%        139%
Allowance for possible credit losses
 to total loans outstanding (period-end)..      1.42%       1.58%
                                            ========    ========

The Corporation's provision for credit losses for the current quarter was $11.0 million, up 22.2% from $9.0 million in last year's third quarter. Net charge-offs declined from $11.3 million to $9.1 million for the current quarter, making net charge-offs on a year-to-date basis $26.8 million compared to $39.1 million in 1994. The decrease in net charge-offs was primarily attributable to lower commercial loan charge-offs in third quarter 1995 compared to the prior year, somewhat offset by an increase in net charge-offs in the charge card portfolio. For the third quarter of 1995, net charge-offs related to charge card and commercial loans were $7.1 million and $1.7 million, respectively, compared to $5.9 million and $5.1 million, respectively, for the third quarter of 1994.

  At September 30, 1995, the allowance for possible credit losses was $129 million, equal to 1.42% of total loans outstanding compared to $127 or 1.58% of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 139% to 226% at September 30, 1995.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Liquidity And Sources Of Funds

Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or that could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 33% of the Corporation's total assets and amounted to $5.32 billion at September 30, 1995. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of money markets using multiple instruments.

  The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $130 million revolving credit agreement with five nonaffiliated banks that terminates on September 20, 1996. This agreement allows for extensions of its termination date, if requested by the Corporation and approved by the nonaffiliated banks. The Corporation requested and received one such extension in the nine months ended September 30, 1995. There were no borrowings under this credit facility in 1995 or 1994.

  Total deposits averaged $10.08 billion in the third quarter of 1995, an increase of $414 million compared to the same quarter last year. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 2%. This growth in core deposits reflected increases in savings deposits and certificates, offset by decreases in all other categories. Core deposits represented approximately 51% and 56% of average supporting liabilities in the 1995 and 1994 third quarters, respectively.

  Average money market assets in the third quarter of 1995 decreased $390 million or 34% from the same quarter last year. These assets represented 6% of average earning assets in 1995 compared to 9% one year ago. Average money market liabilities increased 14% to $3.21 billion this quarter from $2.81 billion in the same quarter last year, primarily the result of increases in federal funds borrowed and securities sold under repurchase agreements.

  HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 1995, $689 million of short-term notes were outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Nine Months Ended September 30, 1995 Compared With 1994

Net income for the nine months ended September 30, 1995 was $108.7 million, a 76% increase from $61.8 million earned for the same period a year earlier. Included in the 1994 figure was the one-time $33.4 million after-tax securities lending charge. Excluding the effect of this item, earnings would have improved by 14%. Annualized returns on average assets and equity for the 1995 period were 0.96% and 13.61%, respectively, compared to 1994 returns of 0.91% and 12.75%, respectively, adjusted for the securities lending charge. Actual 1994 returns for the nine-month period were 0.59% return on assets and 8.24% return on equity.

  Net interest income on a fully taxable equivalent basis increased to $372.5 million this year, up 5% from $353.6 million in 1994. Average earning assets grew 9% to $13.09 billion from $12.05 billion a year ago, while the net interest margin declined 12 basis points to 3.80%.

  Average loans rose 13%, or $992 million period-to-period. Most domestic loan categories increased from the year-ago levels, led by commercial loans, credit card loans, mortgage loans and installment loans, which advanced $547 million, $233 million, $143 million, and $110 million, respectively. Portfolio securities registered 12% growth, rising $391 million to $3.53 billion. Average money market assets declined $360 million or 28%, compared to the similar 1994 period. Increases in interest-bearing liabilities funded the Corporation's growth. Interest-bearing deposits, primarily foreign office time deposits, rose by $400 million or 6% from the prior year, while average short-term borrowings increased $307 million or 12% and senior notes increased $436 million from last year. These notes are described in further detail in the "Liquidity And Sources Of Funds" section of this Report. Noninterest-bearing sources of funds, primarily demand deposits and equity capital, were virtually unchanged and represented 17.9% of supporting liabilities, down from 20.3% in 1994.

  The Corporation's consolidated net interest margin decreased 12 basis points from 3.92% to 3.80% this year. The decline was due to rate compression in certain asset categories, lower yields from the reinvestment of debt portfolio security sales and maturity proceeds and the relative decline in noninterest-bearing supporting liabilities.

  Noninterest income totaled $252.0 million, an increase of $14.6 million or 6% from the 1994 nine-month period. In the current period, net gains from sales of debt portfolio securities amounted to $20.6 million compared to $5.6 million in the prior year. Most of the 1995 gains from sales of debt portfolio securities were recognized in the second quarter when conditions in the U.S. bond market led to significant price rallies. These events enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available. Foreign exchange revenue declined $5.3 million as a result of netting revenue and expenses under a new profit sharing arrangement with Bank of Montreal. Service fees declined $4.5 million in part due to customer refunds for the decrease in FDIC insurance premiums. These reductions were offset by increased trading revenues of $4.1 million and higher charge card revenues of $3.8 million due to volume growth in the charge card loan portfolio.

  Noninterest expense totaled $418.4 million, a decrease of $46.6 million from the same period in 1994. The 1995 amount includes the impact of a $4.3 million reduction in FDIC insurance premiums. Increased levels of noninterest expense for the first nine months of 1994 resulted from the aforementioned charge relating to activity in the Securities Lending unit. Excluding the effect of these special items, noninterest expense would have increased by 2% from 1994.

  Income tax expense increased $39.7 million primarily because of higher pretax income and slightly lower levels of tax-exempt income. In addition, in 1994 the Corporation reduced its tax expense through a favorable adjustment of prior year tax reserves and the recognition of state tax benefits from prior years. The provision for credit losses for the first nine months of 1995 was $31.4 million, down $3.1 million or 9% from 1994. Net loan charge-offs totaled $26.8 million in 1995 compared to $39.1 million for 1994.

--------------------------------------------------------------------------------

                                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Harris Bankcorp, Inc.

111 West Monroe Street
Chicago, Illinois 60603
---------------------------
Harris Bankcorp, Inc.
Executive Officers

Alan G. McNally
Chairman of the Board and Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Maribeth S. Rahe
Vice Chair of the Board
---------------------------
Harris Bankcorp, Inc.
Board of Directors

Alan G. McNally
Chairman of the Board and Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Maribeth S. Rahe
Vice Chair of the Board

Matthew W. Barrett
Chairman of the Board and Chief Executive Officer
Bank of Montreal

F. Anthony Comper
President and Chief Operating Officer
Bank of Montreal

Susan T. Congalton
Managing Director
Lupine Partners

Roxanne J. Decyk
Vice President, Corporate Planning Amoco Corporation

Wilbur H. Gantz
President and Chief Executive Officer
PathoGenesis Corporation

James J. Glasser
Chairman, President and Chief Executive Officer
GATX Corporation

Daryl F. Grisham
President and Chief Executive Officer
Parker House Sausage Company

Dr. Leo M. Henikoff
President and Chief Executive Officer
Rush-Presbyterian-St. Luke's Medical Center

Dr. Stanley O. Ikenberry
President Emeritus
University of Illinois

Richard M. Jaffee
Chairman and Chief Executive Officer
Oil-Dri Corporation of America

Charles H. Shaw
Chairman
The Shaw Company

Richard E. Terry
Chairman and Chief Executive Officer
Peoples Energy Corporation

James O. Webb
President
James O. Webb & Associates, Inc.

William J. Weisz
Chairman of the Board
Motorola, Inc.
---------------------------
Harris Trust and Savings Bank

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

Harris Building Services Corporation
Chicago, Illinois

Midwestern Holdings, Inc.
Chicago, Illinois

Michigan Holdings, Inc.
Chicago, Illinois

Bank of Montreal Global, Inc.
Chicago, Illinois

Bank of Montreal Trust Company (C.I.), Ltd.
St. Helier, Jersey Channel Islands
---------------------------
Harris Bankcorp, Inc.
Bank Subsidiaries

Harris Trust and Savings Bank
Chicago, Illinois
(two branches)

Harris Bank Argo
Summit, Illinois
(four branches)

Harris Bank Barrington, N.A.
Barrington, Illinois
(five branches)

Harris Bank Batavia, N.A.
Batavia, Illinois
(one branch)

Harris Bank Frankfort
Frankfort, Illinois
(one branch)

Harris Bank Glencoe-Northbrook, N.A.
Glencoe, Illinois
(one branch)

Harris Bank Hinsdale, N.A.
Hinsdale, Illinois
(one branch)

Harris Bank Libertyville
Libertyville, Illinois
(three branches)

Harris Bank Naperville
Naperville, Illinois
(four branches)

Harris Bank Roselle
Roselle, Illinois
(four branches)

Harris Bank St. Charles
St. Charles, Illinois
(four branches)

Harris Bank Wilmette, N.A.
Wilmette, Illinois

Harris Bank Winnetka, N.A.
Winnetka, Illinois
(one branch)

Harris Trust Bank of Arizona
Scottsdale, Arizona
(one branch)
---------------------------
Harris Bankcorp, Inc.
Non-Bank Subsidiaries

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

Harris Trust Company of California
Los Angeles, California

Harriscorp Capital Corporation
Chicago, Illinois

Harriscorp Finance, Inc.
Chicago, Illinois

Harris Investment Management, Inc.
Chicago, Illinois

Harris Life Insurance Company
Scottsdale, Arizona
--------------------------------------------------------------------------------