Form 10-K
period 1995-12-31
HARRIS BANKCORP INC
filed 1996-03-26
CIK 45729

-------------------------------------------------------------------------------

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                      1995

                                   Form 10-K
(Mark One)
   [X]          Annual Report Pursuant To Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                                 [Fee Required]

 For the fiscal year ended December 31, 1995     Commission file number 0-18179
--------------------------------------------------------------------------------
                                       or
   [ ]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                               [No Fee Required]

                             Harris Bankcorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-2722782
      ----------------------------        ------------------------------------
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)


        111 West Monroe Street, Chicago, Illinois                 60603
        -----------------------------------------               ----------
        (Address of principal executive offices)                (Zip Code)


                                  312/461-2121
             -----------------------------------------------------
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

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

The Registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with a reduced disclosure format.

                      Documents incorporated by reference:
                                      None
-------------------------------------------------------------------------------



Form 10-K Cross Reference Index                                                                                 Page
----------------------------------------------------------------------------------------------------------------------
Part I        Item 1   Business...............................................................................     2
              Item 2   Properties.............................................................................     4
              Item 3   Legal Proceedings......................................................................     4
              Item 4   Submission of Matters to a Vote of Security Holders (during the fourth quarter of 1995)     4
----------------------------------------------------------------------------------------------------------------------
Part II       Item 5   Market for Registrant's Common Equity and Related Stockholder Matters..................     4
              Item 6   Selected Financial Data................................................................     5
              Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..     7
              Item 8   Financial Statements and Supplementary Data:
                       Quarterly Financial Data...............................................................    33
                       Consolidated Statement of Income.......................................................    34
                       Consolidated Statement of Condition....................................................    35
                       Statement of Changes in Stockholder's Equity...........................................    36
                       Consolidated Statement of Cash Flows...................................................    37
                       Notes to Financial Statements..........................................................    38
                       Explanation of Joint Independent Auditors' Reports.....................................    57
                       Independent Auditors' Reports..........................................................    58
              Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    59
----------------------------------------------------------------------------------------------------------------------
Part III      Item 10  Directors and Executive Officers of the Registrant.....................................    60
              Item 12  Security Ownership of Certain Beneficial Owners and Management.........................    61
----------------------------------------------------------------------------------------------------------------------
Part IV       Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    61
----------------------------------------------------------------------------------------------------------------------
Signatures....................................................................................................    62
----------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Part I

ITEM 1-BUSINESS

Business Overview

Harris Bankcorp, Inc. ("Bankcorp") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal ("BMO"). On October 1, 1994, Bankmont also became the parent company for Harris Bankmont, Inc. (formerly Suburban Bancorp, Inc.), a Chicago area multibank holding company with assets of $1.5 billion at December 31, 1994. The transaction added 13 banks and 30 locations in Illinois in addition to those owned by Bankcorp.

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

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, three domestic branch offices, an international banking facility and two automatic banking centers located in Chicago. Additionally, HTSB has representative offices in Los Angeles, New York and Tokyo; foreign branch offices in Nassau and London; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York.

     HTSB provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S. and abroad. Services rendered and products sold to customers include numerous types of demand, savings and time deposit accounts; negotiable certificates of deposit; various types of loans including term, real estate and those under lines of credit and revolving credit facilities; sales and purchases of foreign currencies; interest rate management products including swaps, forward rate agreements and interest rate guarantees; cash management services including lockbox and controlled disbursement processing; underwriting of municipal bonds; and financial consulting. Additionally, HTSB trades foreign currencies and a variety of debt securities for its own account and utilizes interest rate swaps, financial futures and options both to manage its risk exposure and as trading vehicles. Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit will be shared by HTSB and BMO in accordance with a specific formula set forth in the agreement.

     HTSB's overseas activities are conducted through its representative offices, branches, an international banking facility, Bank of Montreal Trust Company (Channel Islands), Ltd., and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products.

     HTSB's Trust Department furnishes a variety of trust services to individuals, businesses, municipalities and charitable organizations. HTSB acts as trustee of personal, corporate, pension and other employee benefit trusts; serves as executor and administrator of estates; provides global custody and master trust services; and acts as stock and bond registrar and transfer agent, dividend reinvestment agent and paying agent. On January 11, 1996, HTSB announced the sale of its securities custody and related trustee services business for large institutions to Citibank.

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

Regulation and Supervision

Bankcorp is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Note 13 to Financial Statements on page 53 of this Report provides details with respect to regulatory restrictions on dividends.

     In addition, the banking subsidiaries are subject to certain restrictions on any extensions of credit to Bankcorp and (with certain exceptions) other affiliates, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans. As a bank holding company, Bankcorp is subject to the Bank Holding Company Act of 1956, as amended, which generally limits the activities of the holding company and its subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Bankcorp and its banking subsidiaries are subject to regulation by various State and Federal authorities. Applicable laws and regulations relate to reserves, deposit insurance, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, capital adequacy and other aspects of their operations. Bankcorp and its nonbank subsidiaries are affiliates of the banking subsidiaries within the meaning of the Federal Reserve Act and the Illinois Banking Act. Certain nonbank subsidiaries including the trust companies; Harris Investment Management, Inc.; Harris Investors Direct, Inc. and others are subject to a variety of Federal and state regulations.

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

Employees

The Corporation and HTSB had full-time equivalent employees of 5,749 and 4,256, respectively, at December 31, 1995.

ITEM 2-PROPERTIES

The Corporation's headquarters and HTSB's main banking premises are located at 111 West Monroe Street, Chicago, Illinois. This bank and office building complex is comprised of three connected buildings containing a total of approximately 1,590,000 gross square feet. Approximately 56 percent of the rentable space is committed to use by HTSB. Virtually all of the remaining space in the entire building complex has been rented to tenants. HTSB holds title to this property.

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

     In 1990 and 1991, HTSB purchased air rights and a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred. For more information, see Note 5 to Financial Statements on page 43 of this Report.

ITEM 3-LEGAL PROCEEDINGS

For information on the Corporation's legal proceedings, see Note 14 to Financial Statements on page 53 of this Report.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Stockholder during the fourth quarter of 1995.

-------------------------------------------------------------------------------
Part II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 1995, Bankcorp declared and paid approximately $262.7 million in cash dividends to Bankmont, including a $205 million special dividend in connection with the capital restructuring described below. Dividends amounting to approximately $34.7 million and $56.6 million were declared and paid to Bankmont in 1994 and 1993, respectively. The 1993 dividend included a $7.2 million dividend-in-kind related to the transfer of Harris Futures Corporation to Bankmont.

     Effective December 27, 1995, Bankcorp increased its capital base by $40 million. At the same time, Bankcorp adjusted its capital structure to mirror the capital mix of BMO and more closely resemble its peer group comprising other major U.S. and Chicago bank holding companies. Bankcorp issued $180 million of Series A non-voting, callable, perpetual preferred stock and an additional $65 million of long-term subordinated debt, both purchased by Bankmont. The 180 shares of preferred stock have no par value and a stated value of $1.0 million per share. The dividend rate per annum is 7.25 percent of the stated value per share. No dividends were accrued or paid on the preferred stock in 1995. Concurrently, common equity was reduced by $205 million through the declaration of a special dividend. These actions resulted in a total capital base, including long-term subordinated debt, of approximately $1.5 billion at December 31, 1995, and a reduced overall cost of capital for the Corporation.

ITEM 6--SELECTED FINANCIAL DATA

Comparative Consolidated Statement of Income                                          Harris Bankcorp, Inc. and Subsidiaries

(Fully taxable equivalent (FTE) basis, dollars in thousands
except per share data)
For the Years Ended December 31                                  1995            1994            1993            1992         1991
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees....................................  $  778,770        $594,265        $515,994        $586,000   $  727,671
Money market assets:
 Deposits at banks.......................................      38,617          30,739          25,212          32,419       51,327
 Federal funds sold and securities purchased
  under agreement to resell..............................      19,330          21,523          17,436          12,560       32,030
Trading account..........................................       4,556           2,796           6,537          21,056       16,790
Securities held to maturity..............................      77,820          87,740         193,487         200,393      210,068
Securities available for sale............................     162,867         121,372              --              --           --
                                                           ----------        --------       ---------        --------   ----------
 Total interest income...................................   1,081,960         858,435         758,666         852,428    1,037,886
                                                           ----------        --------       ---------        --------   ----------

Interest Expense
Domestic deposits........................................     215,276         160,357         143,614         188,082      289,040
Foreign deposits.........................................     143,310          89,645          56,558          64,544      117,289
Short-term borrowings....................................     168,993         108,485          73,043         103,988      152,253
Senior notes.............................................      31,125               -               -               -            -
Long-term notes..........................................      23,005          19,520          26,406          18,933       13,693
                                                           ----------        --------       ---------        --------   ----------
 Total interest expense..................................     581,709         378,007         299,621         375,547      572,275
                                                           ----------        --------       ---------        --------   ----------

Net Interest Income......................................     500,251         480,428         459,045         476,881      465,611
Provision for credit losses..............................      42,995          45,040          62,835          77,560       79,310
                                                           ----------        --------       ---------        --------   ----------
Net Interest Income after Provision for
 Credit Losses...........................................     457,256         435,388         396,210         399,321      386,301
                                                           ----------        --------       ---------        --------   ----------

Noninterest Income
Trust and investment management fees.....................     149,979         148,094         148,809         145,091      131,149
Trading account..........................................       5,110            (396)          5,258          (4,499)       8,403
Foreign exchange.........................................      14,248          19,769          24,302          25,062       14,718
Charge card..............................................      41,788          37,402          36,516          36,355       41,397
Service fees and charges.................................      69,333          73,621          77,774          80,056       60,940
Gain on sales of foreign claims..........................          --              --              --          15,823           --
Securities gains.........................................      23,379           5,254          13,038           4,239        2,578
Other....................................................      34,436          30,700          31,391          32,902       36,254
                                                           ----------        --------       ---------        --------   ----------
 Total noninterest income................................     338,273         314,444         337,088         335,029      295,439
                                                           ----------        --------       ---------        --------   ----------

Noninterest Expenses
Employment...............................................     318,302         312,570         305,758         281,562      261,098
Net occupancy............................................      46,099          45,052          46,676          47,673       49,415
Equipment................................................      42,541          42,284          43,396          46,460       42,994
Marketing................................................      25,583          24,632          22,613          20,114       18,810
Communication and delivery...............................      20,251          17,732          17,916          17,970       18,369
Deposit insurance........................................       8,124          15,684          15,047          16,586       15,101
Trust customer charge....................................          --          51,335              --              --           --
Writedown of property held for expansion.................          --              --              --          11,802           --
Other....................................................      99,203          94,839         100,681         123,806      111,788
                                                           ----------        --------       ---------        --------   ----------
 Total noninterest expenses..............................     560,103         604,128         552,087         565,973      517,575
                                                           ----------        --------       ---------        --------   ----------
FTE pretax income........................................     235,426         145,704         181,211         168,377      164,165
Applicable income taxes..................................      70,175          24,528          39,879          22,095       20,773
FTE adjustment...........................................      17,700          23,830          25,489          33,029       39,324
                                                           ----------        --------       ---------        --------   ----------
 Income before cumulative effect of a change in
  accounting principle...................................     147,551          97,346         115,843         113,253      104,068
Cumulative effect on prior years (to December 31, 1992)
 of changing the accounting method for income taxes......          --              --           1,782              --           --
                                                           ----------        --------       ---------        --------   ----------
 Net Income..............................................  $  147,551        $ 97,346       $ 117,625        $113,253   $  104,068
                                                           ==========        ========       =========        ========   ==========

Per Common Share Statistics
Net income...............................................  $    22.13        $  14.60       $   17.64        $  16.99   $    15.61
Dividends................................................       39.40            5.21            8.48            6.62         7.24
Average common shares outstanding (in thousands).........       6,667           6,667           6,667           6,667        6,667

Profitability Ratios
Net income:
 % Average total assets..................................         .95%            .68%            .90%            .86%         .80%
 % Average common stockholder's equity...................       13.61            9.70           12.31           12.71        12.70
Number of Employees at Year-End
 (full-time equivalent basis)............................       5,749           5,655           5,792           5,528        5,401



Comparative Consolidated Statement of Condition
                                                                                              Harris Bankcorp, Inc. and Subsidiaries


(Daily averages, dollars in thousands
except per share data)      Years Ended December 31        1995             1994             1993             1992             1991
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and demand balances due from banks............ $ 1,206,234      $ 1,173,266      $ 1,191,748      $ 1,142,354      $ 1,046,818
Money market assets:
 Interest-bearing deposits at banks................     566,072          686,995          677,565          687,311          699,271
 Federal funds sold and securities
  purchased under agreement to resell..............     330,783          536,185          522,757          338,027          560,936
Portfolio securities:
 Held to maturity..................................     962,245          963,690        2,987,053        2,782,148        2,478,347
 Available for sale................................   2,611,707        2,269,171            7,213                -                -
Trading account assets.............................      64,777           39,812          110,493          250,578          189,622
Domestic loans, net of unearned income.............   8,735,388        7,629,399        6,988,838        7,217,339        7,297,607
Foreign office loans, net of unearned income.......      50,183           43,176           55,970           76,787          110,285
                                                    -----------      -----------      -----------      -----------      -----------
  Total loans......................................   8,785,571        7,672,575        7,044,808        7,294,126        7,407,892
Allowance for possible credit losses...............    (126,041)        (129,377)        (131,243)        (129,739)        (124,618)
Premises and equipment.............................     224,205          223,538          228,992          239,676          240,511
Customers' liability on acceptances................     104,994           80,813           71,844          104,498          112,204
Other assets.......................................     784,524          700,675          367,954          450,640          465,729
                                                    -----------      -----------      -----------      -----------      -----------
  Total assets..................................... $15,515,071      $14,217,343      $13,079,184      $13,159,619      $13,076,712
                                                    ===========      ===========      ===========      ===========      ===========
Liabilities
Demand deposits.................................... $ 2,808,747      $ 2,859,643      $ 2,672,152      $ 2,346,435      $ 2,115,781
Interest checking deposits.........................     629,448          663,598          639,377          602,529          533,783
Money market accounts..............................   1,037,963        1,170,181        1,235,487        1,294,723        1,202,721
Savings deposits and certificates..................   2,442,101        2,189,049        2,164,583        2,272,386        2,411,959
Other time deposits................................     682,320          722,373          756,560          718,140          883,854
Deposits in foreign offices........................   2,435,124        2,110,342        1,813,720        1,638,363        1,931,611
                                                    -----------      -----------      -----------      -----------      -----------
  Total deposits...................................  10,035,703        9,715,186        9,281,879        8,872,576        9,079,709
Short-term borrowings..............................   3,010,753        2,654,891        2,332,260        2,938,501        2,757,009
Senior notes.......................................     512,204                -                -                -                -
Acceptances outstanding............................     105,064           80,818           73,711          104,501          112,395
Other liabilities..................................     465,145          463,736          136,862          150,854          166,244
Long-term notes....................................     299,771          298,745          298,807          202,350          141,711
                                                    -----------      -----------      -----------      -----------      -----------
  Total liabilities................................  14,428,640       13,213,376       12,123,519       12,268,782       12,257,068

Stockholder's equity...............................   1,086,431        1,003,967          955,665          890,837          819,644
                                                    -----------      -----------      -----------      -----------      -----------
 Total liabilities and stockholder's equity........ $15,515,071      $14,217,343      $13,079,184      $13,159,619      $13,076,712
                                                    ===========      ===========      ===========      ===========      ===========
Ratios (Percentage of total average assets)
Money market assets................................         5.8%             8.6%             9.2%             7.8%             9.6%
Portfolio securities and trading account assets....        23.5             23.0             23.7             23.0             20.4
Loans, net of unearned income......................        56.6             54.0             53.9             55.4             56.6
Deposits...........................................        64.7             68.3             71.0             67.4             69.4
Short-term borrowings..............................        19.4             18.7             17.8             22.3             21.1
Common stockholder's equity........................        7.00             7.06             7.31             6.77             6.27

Selected Year-End Data
Loans, net of unearned income...................... $ 9,517,797      $ 8,229,254      $ 7,703,957      $ 7,082,861      $ 7,906,892
Allowance for possible credit losses...............     129,259          124,734          131,676          130,123          125,091
Total assets.......................................  15,676,201       15,331,539       13,517,834       12,729,237       14,480,907
Deposits...........................................  10,228,782        9,919,732        9,375,871        8,776,734        9,458,878
Long-term notes....................................     363,952          298,810          298,681          298,813          200,287
Preferred stock....................................     180,000                -                -                -                -
Common stockholder's equity........................     965,776        1,021,154        1,017,672          930,191          861,077

Year-End Common Stockholder's
 Equity per Common Share........................... $    144.85      $    153.15      $    152.63      $    139.51      $    129.15

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

1995 Compared to 1994

The Corporation's 1995 net income was $147.6 million, up 52 percent from $97.3 million in 1994. For 1995, the return on average common equity was 13.6 percent and the return on average assets was 0.95 percent, compared to returns of 9.70 percent and 0.68 percent, respectively, a year ago. Year to year earnings comparisons were significantly affected by a one-time $33.4 million after-tax charge in 1994 resulting from management's decision to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of HTSB's Securities Lending unit. Excluding the effect of the securities lending charge, returns on average common equity and average assets were, respectively, 13.0 percent and 0.92 percent in 1994, compared to 13.6 percent and 0.95 percent in 1995; and 1995 earnings increased by 13 percent compared to 1994. The earnings gain is attributable to strong growth and business momentum broadly across the Corporation--and in particular loan growth in corporate banking, community banking and the credit card business; sustained cost control, overhead reduction and operations consolidation; gains from securities transactions; and reduced FDIC premiums.

     Net interest income on a fully taxable equivalent ("FTE") basis was $500.3 million in 1995, up $19.9 million or 4 percent from $480.4 million in 1994. Average earning assets rose 10 percent to $13.33 billion from $12.17 billion in 1994, attributable to an increase of 15 percent or $1.11 billion in average loans. Net interest margin declined to 3.75 percent in 1995 from 3.95 percent the previous year, reflecting rate compression in certain asset categories, a lower mix of noninterest-bearing deposits, and the relationship which existed in the markets between short and longer term rates.

     Noninterest income increased $23.8 million or 8 percent in 1995, to $338.3 million. In 1995, net gains from the sale of debt securities amounted to $23.4 million, compared to $5.3 million in the prior year. Most of these 1995 gains were recognized in the second quarter when conditions in the U.S. bond market led to significant price rallies. This enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio, taking advantage of profit opportunities not typically available. Money market and bond trading profits increased by $5.5 million in 1995, while charge card fees increased $4.4 million, and trust and investment management revenue rose $1.9 million. Other sources of non-interest income, which include fees for letters of credit, corporate finance income and gains on asset sales, increased $3.7 million year to year. Service charges declined by $4.3 million due to the higher interest rate environment and to customer refunds with respect to FDIC insurance. Foreign exchange revenue decreased by $5.5 million. This revenue is now reported net of expenses under a new profit sharing arrangement with BMO effective April 3, 1995.

     Noninterest expenses in 1995 declined to $560.1 million from $604.1 million a year ago, reflecting the one-time $51.3 million (pretax) charge in the securities lending unit in 1994 and lower FDIC insurance premiums in 1995. Excluding the effect of these two events, noninterest expenses increased by 3 percent.

     Income taxes increased by $45.6 million in 1995, reflecting substantially higher pretax income and a smaller tax-exempt municipal bond portfolio.

     The 1995 provision for credit losses was $43.0 million, down from $45.0 million in 1994. Net loan charge-offs for the current year were $38.5 million, down from $52.0 million a year ago, resulting primarily from lower write-offs in the commercial loan, installment loan and real estate mortgage loan portfolios.

     Nonperforming assets at December 31, 1995 totaled $55 million or 0.6 percent of total loans, down from $94.8 million or 1.15 percent of loans a year ago. At December 31, 1995, the allowance for possible credit losses was $129 million or 1.4 percent of total loans outstanding, compared with $125 million or
1.5 percent of loans at the end of 1994. As a result, the ratio of the allowance for possible credit losses to nonperforming assets increased from 132 percent at December 31, 1994 to 235 percent at December 31, 1995. During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114--Accounting by Creditors for Impairment of a Loan and SFAS No. 118--Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible credit losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these Statements did not have a material impact on the Corporation's net income or financial position.

     At December 31, 1995, the Corporation's consolidated equity capital increased $124.6 million from the prior year-end to $1.15 billion. The increase resulted from the issuance of $180 million of preferred stock, earnings for the prior twelve months and $59.8 million of after-tax unrealized holding gains related to the Corporation's debt and equity securities classified as available for sale. Also, the Corporation paid $262.7 million of dividends. To support continued business growth and expansion, Bankcorp increased its capital base by $40 million, effective December 27, 1995. At the same time, Bankcorp adjusted its capital structure to mirror the capital mix of BMO and more closely resemble the Corporation's peer group comprising other major U.S. and Chicago bank holding companies. Bankcorp issued $180 million of preferred stock and an additional $65 million of long-term subordinated debt, purchased by Bankmont. Concurrently, common equity was reduced by $205 million through the declaration of a special dividend. These actions resulted in a total capital base, including long-term subordinated debt, of approximately $1.5 billion at December 31, 1995, and a reduced overall cost of capital for the Corporation. On a proforma basis, had these changes to the Corporation's capital mix occurred on January 1, 1995, they would have increased the Corporation's 1995 return on average common equity by approximately 1.4 percent, from 13.6 percent to 15.0 percent.

     The Corporation's regulatory capital leverage ratio was 6.77 percent for fourth quarter 1995 compared to 7.03 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1995, the Corporation's Tier 1 and Total Risk-based capital ratios were 8.14 percent and 11.79 percent, respectively, compared to respective ratios of 8.86 percent and 12.49 percent at December 31, 1994. The 1995 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1994 Compared to 1993

The Corporation's 1994 net income was $97.3 million, down 17 percent from $117.6 million in 1993. The earnings decline was primarily caused by the one-time $33.4 million after-tax charge resulting from management's decision in the second quarter of 1994 to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of HTSB's Securities Lending unit. Excluding the effect of this charge and the favorable benefit in 1993 of a mandatory accounting change for income taxes, 1994 earnings would have increased by approximately 13 percent. Returns on average assets and equity in 1994 were
0.68 percent and 9.70 percent, respectively, compared to 1993 returns of 0.90 percent and 12.31 percent.

     FTE net interest income was $480.4 million, up 5 percent from $459.0 million in 1993. Average earning assets, led by loan growth, rose 7 percent from $11.35 billion in 1993 to $12.17 billion in 1994. However, the positive effects of higher earning asset levels were somewhat offset by a narrower net interest margin, which declined to 3.95 percent in 1994 from 4.04 percent in 1993.

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

     The Corporation's consolidated net interest margin declined by 9 basis points to 3.95 percent. Factors causing this decline were rate compression within certain asset categories, the relative decline in noninterest-bearing funds, and sales and maturities of portfolio securities where proceeds were reinvested at slightly lower yields. Positive factors relative to 1993 included favorable retail spreads, an enrichment in the mixture of earning assets because of overall loan growth and a restructuring of the Corporation's long-term notes issued to Bankmont, converting them to a floating rate structure and extending their maturities by two years.

     Total noninterest income in 1994 was $314.4 million, down $22.6 million or 7 percent from 1993. The most significant factor causing this decline resulted from sales of portfolio securities. The Corporation realized a $5.3 million net gain on the sale of certain portfolio securities during 1994, compared to a net gain of $13.0 million in 1993. Bond and financial instrument trading activities reported a $.4 million loss in 1994 compared to a $5.3 million profit in 1993. Foreign exchange income also declined from $24.3 million in 1993 to $19.8 million at year-end 1994. Service fees and charges declined $4.2 million or 5 percent from $77.8 million in 1993 to $73.6 million in 1994.

     Noninterest expenses totaled $604.1 million in 1994, up $52.0 million or 9 percent from 1993. Expenses in 1994 contained the one-time $51.3 million (pretax) charge in the Securities Lending unit. Expenses in 1993 benefited from the reversal of $7.2 million of reserves previously recorded for anticipated costs of customer guarantees that were no longer necessary. Excluding both special items, expenses would have decreased by 1 percent.

     Income tax expense decreased by $13.6 million in 1994, resulting from lower pretax income. In addition, the Corporation adopted SFAS No. 109--Accounting for Income Taxes in the first quarter of 1993. The cumulative effect of this change, approximately $1.8 million, increased 1993 net income.

     The 1994 provision for credit losses of $45.0 million was down from $62.8 million recorded in 1993. Net loan charge-offs were also down from $61.3 million in 1993 to $52.0 million in 1994. At December 31, 1994, the allowance for possible credit losses was $125 million, or 1.5 percent of total loans outstanding, compared to the December 31, 1993 allowance of $132 million, or 1.7 percent of loans. Total nonperforming assets declined to $95 million at December 31, 1994, from $113 million at December 31, 1993.

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

Net Interest Income                                                                          Harris Bankcorp, Inc. and Subsidiaries

                                                                                                    1995
                                                                        -----------------------------------------------------------
                                                                                                             Interest 1995 vs. 1994
                                                                                                       ----------------------------
                                                                                                                 Increase (Decrease)
                                                                                                                   due to change in
                                                                        Average             Average       Net    ------------------
(Fully taxable equivalent basis, dollars in millions)                   Balance   Interest     Rate    Change    Volume        Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets/Interest Income
Domestic offices:
Loans, including fees................................................   $ 8,735     $  777     8.89%     $184      $ 92        $ 92
Portfolio securities:
 U.S. Treasury and Federal agency....................................     3,049        189     6.20        46        27          19
 State and municipal.................................................       379         42    11.27       (16)      (12)         (4)
 Other...............................................................       154          9     5.74         1        (1)          2
                                                                        -------     ------               ----
    Total portfolio securities.......................................     3,582        240     6.72        31        23           8
Trading account assets...............................................        65          5     7.03         2         2           -
Interest-bearing deposits at banks...................................         9          1     3.92         -         1          (1)
Federal funds sold and securities purchased under agreement
  to resell..........................................................       276         17     6.01        (2)       (9)          7
                                                                        -------     ------               ----
    Total domestic earning assets/interest income....................    12,667      1,040     8.22       215        99         116
                                                                        -------     ------               ----
Foreign offices:
Loans, including fees................................................        50          2     3.91         1         -           1
Interest-bearing deposits at banks...................................       557         38     6.37         8        (5)         13
Federal funds sold and securities purchased under agreement
  to resell..........................................................        55          2     5.00         -        (1)          1
                                                                        -------     ------               ----
    Total foreign earning assets/interest income.....................       662         42     6.07         9        (5)         14
                                                                        -------     ------               ----
Total domestic and foreign earning assets/interest income............   $13,329     $1,082     8.12       224        87         137
                                                                        =======     ------               ----

Supporting Liabilities/Interest Expense
Domestic offices:
Interest checking deposits...........................................   $   629         14     2.24         1        (1)          2
Money market accounts................................................     1,038         40     3.87         6        (4)         10
Savings deposits and certificates....................................     2,442        122     4.98        40        10          30
Other interest-bearing time deposits.................................       665         40     5.91         9        (1)         10
                                                                        -------     ------               ----
    Total interest-bearing deposits..................................     4,774        216     4.51        56         4          52
Short-term borrowings................................................     2,909        165     5.66        58        18          40
Senior notes.........................................................       512         31     6.08        31        31           -
Long-term notes......................................................       300         23     7.67         3         -           3
                                                                        -------     ------               ----
    Total domestic interest-bearing liabilities/interest expense.....     8,495        435     5.11       148        40         108
                                                                        -------     ------               ----

Foreign offices:
Time deposits........................................................     2,400        143     5.97        54        16          38
Short-term borrowings................................................       101          4     4.31         2         -           2
                                                                        -------     ------               ----
    Total foreign interest-bearing liabilities/interest expense......     2,501        147     5.90        56        14          42
                                                                        -------     ------               ----
Total domestic and foreign interest-bearing liabilities/interest
  expense............................................................    10,996        582     5.29       204        53         151
Other noninterest-bearing supporting liabilities.....................     2,333          -        -         -         -           -
                                                                        -------     ------               ----
Total domestic and foreign supporting liabilities/interest
  expense............................................................   $13,329        582     4.37       204        53         151
                                                                        =======     ------               ----
Total net interest income from domestic and foreign offices..........               $  500     3.75%     $ 20      $ 34        $(14)
                                                                                    ======     ====      ====      ====        ====

1. Fully taxable equivalent adjustment

Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The statutory tax rate used for this purpose was 35 percent in 1995, 1994, and 1993.

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

4. Average rate on portfolio securities

Yields on the portion of average portfolio securities classified as available for sale are based on amortized cost.

                                                                               Harris Bankcorp, Inc. and Subsidiaries

                                                        1994                                        1993
                             ---------------------------------------------------------  -----------------------------
                                                              Interest   1994 vs. 1993
                                                           ---------------------------
                                                                   Increase (Decrease)
(Fully taxable equivalent                                             due to change in
 basis, dollars in            Average            Average       Net  ------------------   Average              Average
 millions)                    Balance   Interest    Rate    Change   Volume    Rate      Balance     Interest    Rate
---------------------------------------------------------------------------------------------------------------------
Earning Assets/Interest
 Income
Domestic offices:
Loans, including fees.......  $ 7,629      $593     7.78%    $ 78     $49     $ 29       $ 6,989      $515       7.37%
Portfolio securities:
 U.S. Treasury and Federal
  agency....................    2,582       143     5.53       14       9        5         2,422       129       5.33
 State and municipal........      480        58    12.09       (2)     (1)      (1)          485        60      12.30
 Other......................      171         8     4.85        4       4        -            87         4       5.02
                              -------      ----              ----                        -------      ----
  Total portfolio
   securities...............    3,233       209     6.47       16      16        -         2,994       193       6.46
Trading account assets......       40         3     7.02       (4)     (5)       1           110         7       5.92
Interest-bearing deposits
 at banks...................       12         1     8.73        -      (1)       1            38         1       3.72
Federal funds sold and
 securities purchased
 under agreement to resell..      460        19     4.13        2      (1)       3           499        17       3.36
                              -------      ----              ----                        -------      ----
  Total domestic earning
   assets/interest
   income...................   11,374       825     7.26       92      54       38        10,630       733       6.90
                              -------      ----              ----                        -------      ----

Foreign offices:
Loans, including fees.......       43         1     1.69        -       -        -            56         1       1.27
Interest-bearing deposits
 at banks...................      675        30     4.40        6       2        4           640        24       3.72
Federal funds sold and
 securities purchased
 under agreement to resell..       76         2     3.29        2       2        -            24         1       2.76
                              -------      ----              ----                        -------      ----
  Total foreign earning
   assets/interest income...      794        33     4.14        8       4        4           720        26       3.50
                              -------      ----              ----                        -------      ----

Total domestic and foreign
 earning assets/interest
 income.....................  $12,168       858     7.05      100      58       42       $11,350       759       6.68
                              =======      ----              ----                        =======      ----

Supporting Liabilities/
 Interest Expense
Domestic offices:
Interest checking deposits..  $   664        13     1.99        -       -        -       $   639        13       1.99
Money market accounts.......    1,170        34     2.88        1      (2)       3         1,235        33       2.64
Savings deposits and
 certificates...............    2,189        82     3.78        3       1        2         2,165        80       3.69
Other interest-bearing
 time deposits..............      696        31     4.42       13       7        6           528        18       3.48
                              -------      ----              ----                        -------      ----
  Total interest-bearing
   deposits.................    4,719       160     3.40       17       6       11         4,567       144       3.14
Short-term borrowings.......    2,527       107     4.22       35      10       25         2,256        72       3.18
Long-term notes.............      299        20     6.53       (7)      -       (7)          299        26       8.84
                              -------      ----              ----                        -------      ----
  Total domestic
   interest-bearing
   liabilities/interest
   expense..................    7,545       287     3.80       45      16       29         7,122       242       3.39
                              -------      ----              ----                        -------      ----

Foreign offices:
Time deposits...............    2,072        89     4.33       33      10       23         1,780        57       3.18
Short-term borrowings.......      128         2     1.35        1       -        1            76         1       1.73
                              -------      ----              ----                        -------      ----
  Total foreign
   interest-bearing
   liabilities/
   interest expense.........    2,200        91     4.15       34      10       24         1,856        58       3.12
                              -------      ----              ----                        -------      ----
Total domestic and foreign
 interest-bearing
 liabilities/interest
 expense....................    9,745       378     3.88       79      26       53         8,978       300       3.34
Other noninterest-bearing
 supporting liabilities.....    2,423         -        -        -       -        -         2,372         -          -
                              -------      ----              ----                        -------      ----
Total domestic and foreign
 supporting liabilities/
 interest expense...........  $12,168       378     3.10       79      26       53       $11,350       300       2.64
                              =======      ----              ----                        =======      ----
Total net interest income
 from domestic and
 foreign offices............               $480     3.95%    $ 21     $32     $(11)                   $459       4.04%
                                           ====    =====     ====     ===     ====                    ====      =====

Net Interest Income

Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or State income taxes, the Management's Discussion and Analysis section of this Report is prepared on an FTE basis, which, in effect, restates tax-advantaged income to a comparable level. In 1995, the Corporation's FTE net interest income was $500.3 million, up 4 percent from $480.4 million in 1994.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 1995, the Corporation's average earning assets grew 10 percent, while net interest margin decreased 20 basis points from 3.95 percent in 1994 to 3.75 percent in 1995.

     Average earning assets in 1995 totaled $13.33 billion, up $1.16 billion, or 10 percent, from $12.17 billion in 1994. This growth is primarily the result of an increase in average loans of $1.11 billion, or 15 percent, to $8.79 billion, led by increases in average commercial, charge card, real estate and installment loan outstandings of $608 million (12 percent), $232 million (31 percent), $174 million (14 percent), and $85 million (20 percent), respectively. The growth in average loans is attributable to both a growing demand for credit in the U.S. economy and an aggressive marketing effort by the Corporation. Average portfolio securities increased $349 million, or 11 percent, to $3.58 billion primarily as a result of increased holdings of Federal agency securities of $542 million. Loans and portfolio securities, as a percent of earning assets, were 65.9 percent and 26.9 percent, respectively, compared to 63.1 percent and 26.6 percent, respectively, in 1994. Average federal funds sold and securities purchased under agreement to resell decreased approximately 38 percent, or $206 million, year to year.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in so-called core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also depend on availability of collateral. Nearly all major categories of supporting liabilities increased year to year. The issuance of new senior notes totaling $512 million accounted for the largest increase in supporting liabilities. Short-term borrowings rose $356 million or 13 percent from 1994 levels. Federal funds purchased and securities sold under agreement to repurchase grew $329 million, representing 93 percent of the growth in short-term borrowings. Domestic interest-bearing deposits increased $56 million, or 1 percent, from one year ago. Average foreign office time deposits totaled $2.4 billion, up 16 percent or $328 million, compared to $2.1 billion in 1994. Noninterest-bearing funds supporting earning assets decreased $90 million, and declined from 20 percent to 18 percent year to year as a percentage of average supporting liabilities.

     The Corporation's consolidated net interest margin declined to 3.75 percent from 3.95 percent in the prior year. This decrease reflects rate compression within certain asset categories, the maturity of certain higher-yielding municipal bond holdings, the narrowed relationship which existed in the market between short and longer term rates (i.e. flattened yield curve), the relative decline in noninterest-bearing funds and sales and maturities of portfolio securities where proceeds were reinvested at slightly lower yields. This was somewhat offset by an improved mix of earning assets resulting from the aforementioned loan growth.


Noninterest Income
                                                                              Increase (Decrease)   Increase (Decrease)
                                                   Years Ended December 31          1995 vs. 1994         1994 vs. 1993
                                          --------------------------------    -------------------   ---------------------
(dollars in thousands)                      1995         1994         1993    Amount           %        Amount       %
-------------------------------------------------------------------------------------------------------------------------
Trust and investment management fees    $149,979     $148,094     $148,809   $  1,885          1    $     (715)       --
Trading account.......................     5,110         (396)       5,258      5,506          +        (5,654)     (108)
Foreign exchange......................    14,248       19,769       24,302     (5,521)       (28)       (4,533)      (19)
Charge card...........................    41,788       37,402       36,516      4,386         12           886         2
Service fees and charges..............    69,333       73,621       77,774     (4,288)        (6)       (4,153)       (5)
Securities gains......................    23,379        5,254       13,038     18,125          +        (7,784)      (60)
Other.................................    34,436       30,700       31,391      3,736         12          (691)       (2)
                                        --------     --------     --------   --------                 --------
  Total noninterest income............  $338,273     $314,444     $337,088   $ 23,829          8      $(22,644)       (7)
                                        ========     ========     ========   ========        ====     ========      ====

Noninterest income for the year was $338.3 million in 1995, up $23.8 million or 8 percent from 1994, primarily due to an $18.1 million increase in net gains from the sale of debt securities. During the second quarter of 1995, conditions in the U.S. bond market led to significant price rallies, enabling the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available.

     Trading account gains, primarily from municipal bond trading, totaled $5.1 million up $5.5 million from the prior year when these activities reported losses of $.4 million. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. Charge card fees were $41.8 million in 1995, up $4.4 million or 12 percent from the previous year as a result of charge card loan volume increases. Trust and investment management fees were $150.0 million up $1.9 million or 1 percent from the prior year. On January 11, 1996 the Corporation announced the sale of its securities custody and related trustee services business for large institutions to Citibank. After restructuring charges, it is estimated that the net gain on the sale will approximate $4.0 million in 1996. The sale of the custody business for large institutions is not expected to have a material impact on 1996 earnings.

     Foreign exchange revenues were $14.2 million, down $5.5 million or 28 percent from 1994. Effective April 3, 1995, the Corporation and BMO agreed to combine their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit will be shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. This agreement did not have a material impact on the Corporation's 1995 net income or financial position as of December 31, 1995. Service fees and charges were $69.3 million, down $4.3 million or 6 percent from last year due to the higher interest rate environment and customer refunds with respect to FDIC insurance.

Noninterest Expense
                                                                              Increase (Decrease)   Increase (Decrease)
                                                   Years Ended December 31        1995 vs. 1994         1994 vs. 1993
                                         ---------------------------------    ------------------    -------------------
(dollars in thousands)                     1995          1994         1993     Amount          %     Amount          %
-----------------------------------------------------------------------------------------------------------------------
Salaries and other compensation.....  $260,539       $246,200      $243,739    $ 14,339        6      $   2,461      1
Pension, profit sharing and other
 employee benefits..................    57,763         66,370        62,019      (8,607)     (13)         4,351      7
Net occupancy.......................    46,099         45,052        46,676       1,047        2         (1,624)    (3)
Equipment...........................    42,541         42,284        43,396         257        1         (1,112)    (3)
Marketing...........................    25,583         24,632        22,613         951        4          2,019      9
Communication and delivery..........    20,251         17,732        17,916       2,519       14           (184)    (1)
Deposit insurance...................     8,124         15,684        15,047      (7,560)     (48)           637      4
Trust customer charge...............        --         51,335            --     (51,335)    (100)        51,335    100
Other...............................    99,203         94,839       100,681       4,364        5         (5,842)    (6)
                                      --------       --------      --------    --------               ---------
  Total noninterest expenses........  $560,103       $604,128      $552,087    $(44,025)      (7)     $  52,041      9
                                      ========       ========      ========    =========      ===     =========     ==

Noninterest expenses totaled $560.1 million, down $44.0 million or 7 percent from 1994. In 1994, the Corporation recorded a one-time $51.3 million pretax charge to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of HTSB's Securities Lending unit. Excluding the effect of this item, 1995 noninterest expenses would have increased $7.3 million or 1 percent from 1994 and 1994 noninterest expenses would have approximated 1993 levels.

     The aforementioned charge in the second quarter of 1994 resulted from investments of cash collateral managed by HTSB as agent for certain of its institutional trust customers in its Securities Lending unit. The investments consisted of floating rate mortgage-backed securities with caps on interest ranging from 8.5 percent to 10 percent. HTSB's Securities Lending unit had invested in these types of securities on behalf of customers since 1991, with the total positions growing to $2.3 billion (representing about one-third of total customer positions) by the second quarter of 1994. HTSB management believed that the securities satisfied customer guidelines at the time of their acquisition. All securities were AAA rated and the interest returns were tied to movements in LIBOR. As of March 31, 1994 and December 31, 1993, HTSB had no reason to believe that there were either imbedded customer losses on these securities or that they violated customer guidelines for appropriate investments. Subsequent to March 31, 1994, rising short-term rates substantially extended the average duration of the securities. At that point, customers had an exposure to long-term securities in portfolios that should be kept relatively short. Given customer expectations and a con-cern that further rate increases could have a disproportionate negative impact on market values, HTSB made a decision to eliminate all the mortgage-backed securities from these customer accounts and absorb the full loss on behalf of customers. Of the approximately $2.3 billion outstanding, one-third was sold into the market place while the remaining two-thirds were sold to the Corporation's ultimate parent, BMO. Sales prices were determined based on available market quotations, which resulted in a loss approximating $51.3 million ($33.4 million after-tax). At June 30, 1994, all mortgage-backed securities that had been included in this portfolio were disposed of, and neither HTSB nor its customers were at risk for subsequent declines in the market value of those securities.

     Deposit insurance was $8.1 million, down $7.6 million or 48 percent from 1994, reflecting lower FDIC insurance premiums in 1995, primarily in the latter half of the year. These premiums, assessed at individual bank subsidiaries, were reduced for U.S. banks with favorable risk characteristics.

     Employment expenses were $318.3 million, up $5.7 million or 2 percent from the previous year, reflecting normal salary increases, greater incentive payments attributable to substantially stronger earnings performance partially offset by reduced pension and retiree medical expenses. Communication and delivery expenses were $20.3 million, an increase of $2.5 million or 14 percent over 1994 due primarily to postage and printing for promotions and increased use of communications technology. Net occupancy costs were $46.1 million, up $1.0 million or 2 percent from 1994 reflecting increased rental expenses partially offset by lower real estate taxes and building maintenance.

     1993 noninterest expenses included the reversal of $7.2 million of reserves previously recorded for anticipated costs of customer guarantees that were no longer necessary.

Income Taxes

The Corporation recorded income tax expense of $70.2 million in 1995, compared to $24.5 million in 1994, primarily due to higher (approximately $89.7 million
FTE) pretax earnings and a reduction in the current year's tax-exempt income. The Corporation's effective tax rate increased to 32.2% in 1995 from 20.1% in 1994.

     At December 31, 1995, the Corporation's Federal and Illinois net deferred tax assets were $62.4 million and $12.1 million, respectively. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire Federal and Illinois deferred tax assets.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 1995 also include a $17.8 million liability for the tax effect of unrealized gains or losses associated with marking to market certain securities designated as available for sale in accordance with SFAS No. 115.

Impact of New Accounting Standards

In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement applies to long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets to be held and used be reviewed for impairment when events indicate that the carrying value of an asset may not be recoverable and that impairment be measured based on the fair value of the asset. The Statement requires that long-lived assets to be disposed of be reported at the lower of carrying value or fair value less cost to sell, except for assets covered by APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement is effective for fiscal years beginning after December 15, 1995. The Corporation intends to adopt the Statement in 1996 and does not expect it to have a material effect on the Corporation's financial position or results of operations.

     In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. This Statement amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities. The Statement applies to transactions in which a mortgage banking enterprise acquires mortgage servicing rights through the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained by the seller. The Statement requires that the rights to service mortgage loans for others be recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The Statement also requires that the capitalized mortgage servicing rights be periodically evaluated for impairment based on the fair value of those rights. The Statement applies prospectively in fiscal years beginning after December 15, 1995. The Corporation intends to adopt the Statement in 1996 and does not expect it to have a material effect on the Corporation's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement applies to transactions in which an employer issues shares of its stock or other equity instruments to employees or incurs liabilities to employees based on the price of its stock or other equity instruments. The Statement also applies to transactions in which an entity issues shares of its stock or other equity instruments to nonemployees in exchange for goods or services. The Statement establishes a fair value based method of accounting for stock-based compensation plans and proposes the use of that method rather than an intrinsic value based method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement is effective for fiscal years beginning after December 15, 1995. At 1995 year-end, the Corporation had no stock options outstanding. During the first quarter of 1996, options were issued to certain executives of the Corporation's subsidiaries enabling them to acquire Bank of Montreal shares under specific circumstances. The Corporation is currently evaluating the alternatives available under SFAS No. 123 but does not believe that the impact of adopting the Statement will be material.

     On November 15, 1995, the FASB issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. As described in detail in Question 61 of that report, an enterprise was allowed to conduct a one-time reassessment of the classifications of securities held. Any reclassifications from the held-to-maturity category made in conjunction with that reassessment will not call into question an enterprise's intent to hold other debt securities to maturity in the future and must be accounted for as transfers in accordance with paragraph 15 of Statement 115 and disclosed in accordance with Paragraph 22. The FASB intended that any resulting one-time reclassifications would occur on a single date between November 15, 1995 and December 31, 1995. The Corporation reclassified all held-to-maturity securities to available-for-sale on December 29, 1995. The transaction did not have a material effect on the Corporation's financial position. For additional information, see Note 2 to Financial Statements on page 41 of this Report.

Return on Assets and Common Stockholder's Equity

Return on assets, measured by net income as a percentage of average total assets, was .95 percent in 1995 compared with .68 percent in 1994. The current year's return on assets was higher than the average return on assets of .84 percent for the five-year period ended December 31, 1995. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. Return on common stockholder's equity is computed by dividing return on assets by this leverage ratio. The ratio of average common stockholder's equity to average total assets was 6.99 percent in 1995 compared to 7.06 percent in 1994. For 1995, the return on common stockholder's equity was
13.61 percent, up from the 9.70 percent achieved in 1994 and greater than the
12.21 percent five-year average return for the period ended December 31, 1995. Returns on both average assets and common stockholder's equity in 1994 were adversely affected by the one-time $33.4 million after-tax charge related to HTSB's Securities Lending unit. Excluding this charge, in 1994 return on assets would have been approximately .92 percent and return on common equity would have been approximately 13.02 percent.

(Based on net income and daily averages)                                Years Ended December 31         1995    1994   1993
---------------------------------------------------------------------------------------------------------------------------
Return on assets (1)...........................................................................          .95%    .68%   .90%
Common stockholder's equity as a percentage of total assets (1)................................         6.99    7.06   7.31
Return on common stockholder's equity (1)......................................................        13.61    9.70  12.31
Dividend payout ratio (2)......................................................................       178.04   35.69  48.09
Earnings retained as a percentage of common stockholder's equity (3)...........................       (10.62)   6.24   6.39
Percentage growth (decline) in total average assets............................................         9.13    8.70   (.61)

(1) Total average assets and average common equity used in these calculations include average gross and net unrealized gains or losses on available for sale securities, respectively.

(2) Dividends as a percent of net income. 1995 ratio includes the impact of a $205 million special dividend as part of a capital restructuring. Excluding the payment of the special dividend, the dividend payout ratio would have been 39.11 percent.

(3) Earnings retained is defined as net income minus dividends. 1995 includes the impact of a $205 million special dividend as part of a capital restructuring. Excluding the payment of the special dividend, earnings retained as a percentage of common stockholder's equity would have been 8.29 percent.

Capital Position

The Corporation's equity capital of $1.15 billion at December 31, 1995, has increased significantly from five years earlier when equity capital amounted to $805 million. Growth has come primarily from the of earnings and the recent issuance of preferred stock. During 1995, Bankcorp declared and paid $262.7 million of cash dividends, including a $205 million special dividend as part of a capital restructuring. For additional information see the Summary of 1995 Compared to 1994 section of this Report. During 1994 and 1993, dividends declared and paid amounted to $34.7 million and $56.6 million, respectively. Included in 1993 dividends were cash dividends of $49.4 million and a $7.2 million dividend-in-kind related to the transfer of Harris Futures Corporation to Bankmont. During 1995, the Corporation's equity capital was increased by $59.8 million of after-tax unrealized holding gains related to the Corporation's debt and equity securities classified as available for sale. During 1994, equity capital was reduced by $59.1 million of after-tax unrealized holding losses. Average consolidated equity capital for 1995 was $1.1 billion, compared with the 1994 average of $1.0 billion and the 1993 average of $956 million.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company-only net equity investment in bank and nonbank subsidiaries and other equity investments as a percentage of its equity capital, was 103 percent at December 31, 1995, up from 101 percent at December 31, 1994. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

Risk-Based Capital

U.S. banking regulators have issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3)diminish a source of competitive inequality arising from differences in supervisory requirements among countries. Bankcorp, as a U.S. bank holding company, and HTSB, as a state-member bank, must each adhere to the guidelines of the Federal Reserve Board (the "Board"), which are not significantly different than those published by other U.S. banking regulators. Effective December 31, 1992, the guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and cer-tain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. At year-end 1995, the portion of the allowance for possible credit losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.14 percent and 11.79 percent, respectively, at December 31, 1995.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions, including those experiencing or anticipating significant growth, are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The Corporation's Tier 1 leverage ratio was 6.77 percent for fourth quarter 1995 and 7.03 percent for fourth quarter 1994.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at December 31, 1995, all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 1995, the highest capital category.

     In February 1993, the Board revised the capital adequacy guidelines by further restricting the inclusion of intangible assets in Tier 1 capital. Purchased mortgage servicing rights and the premium on purchased credit card relationships are, in general, included with (i.e., not deducted from) Tier 1 capital provided that, in the aggregate, they do not exceed a limit of 50 percent of Tier 1 capital. In addition, intangibles from purchased credit card relationships may not exceed a sublimit of 25 percent of Tier 1 capital. All other intangibles (including core deposit premiums), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. The previous requirement to deduct all goodwill from Tier 1 capital is unchanged. At December 31, 1995, the Corporation's intangible assets totaled $38.4 million, including approximately $1.0 million of intangibles excluded under the new rules and an additional $16.5 million of goodwill excluded under 1992 guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.65 percent for the fourth quarter of 1995.

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

     Effective January 17, 1995, the Board issued amendments to its risk-based capital guidelines for state member banks regarding concentration of credit risk and risks of nontraditional activities. The guidelines now explicitly identify these items, as well as an institution's ability to manage them, as important factors in assessing the institution's overall capital adequacy. The Corporation does not expect this amendment to have a significant effect on its capital adequacy.

     The Board further amended risk-based capital guidelines relating to deferred tax assets. Effective April 1, 1995, deferred tax assets included in Tier 1 capital are limited to the amount of taxable income that an institution expects to realize within one year of its quarter-end report date or 10 percent of Tier 1 capital, whichever is less. Deferred tax assets that can be realized from taxes paid in prior carryback years are generally not limited. This amendment did not have a material impact on its risk-based capital ratios.

     As of December 31, 1993, the Corporation adopted SFAS No. 115-Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires an adjustment to stockholder's equity for the tax effected unrealized gain or loss associated with marking to market securities designated as available for sale. Effective December 31, 1994, the Board amended its risk-based capital guidelines to exclude net unrealized holding gains (losses) from Tier 1 capital with the exception of unrealized depreciation of marketable equity securities, which will continue to be deducted from Tier 1 capital. Net unrealized holding gains(losses) excluded for risk-based capital purposes amounted to $27.1 million and $(32.7) million at December 31, 1995 and 1994, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years.

(dollars in thousands)                  December 31           1995            1994          1993
------------------------------------------------------------------------------------------------
Ending assets......................................    $15,676,201     $15,331,539   $13,517,834
                                                       ===========     ===========   ===========
Average assets (fourth quarter)....................    $16,325,680     $14,668,264   $13,233,445
                                                       ===========     ===========   ===========

Risk-based on-balance-sheet assets.................    $10,336,569     $ 9,078,759   $ 8,293,915
Risk-based off-balance-sheet assets................      3,203,701       2,580,005     2,462,117
                                                       -----------     -----------   -----------
 Total risk-based assets...........................    $13,540,270     $11,658,764   $10,756,032
                                                       ===========     ===========   ===========

Tier 1 capital.....................................    $ 1,100,899     $ 1,033,481   $   968,386
Supplementary capital..............................        492,911         423,254       430,071
                                                       -----------     -----------   -----------
 Total capital.....................................    $ 1,593,810     $ 1,456,735   $ 1,398,457
                                                       ===========     ===========   ===========

Tier 1 leverage ratio..............................           6.77%           7.03%         7.33%
Risk-based ratios:
 Tier 1............................................           8.14%           8.86%         9.00%
 Total.............................................          11.79%          12.49%        13.00%
                                                       ============    ============   ===========

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

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 36 percent of the Corporation's total assets and amounted to $5.65 billion at December 31, 1995 compared to liquid assets of $5.18 billion or approximately 34 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 1995, $478 million of short-term notes were outstanding with maturities and interest rates ranging from 29 to 180 days and 5.50 to 5.79 percent, respectively. There were no outstandings under this program at December 31, 1994.

     The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts remained consistent with 1994. Core deposits represented
51.9 percent of average supporting liabilities in 1995 down from 56.6 percent in 1994. Average money market liabilities increased 13 percent to $3.01 billion from $2.65 billion for 1994, primarily as a result of increases in Federal funds borrowed and securities sold under repurchase agreements slightly offset by a decrease in commercial paper. Average money market assets decreased $326.3 million or 26.7 percent from 1994 mainly as a result of the increase in loans and portfolio securities. These assets represented 7 percent of average earning assets in 1995 compared to 10 percent one year ago.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 18, 1999. There were no borrowings under this credit facility in 1995 or 1994.

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


                                                                                    Repricing
                                                                                       Period
                                                 --------------------------------------------
                                                    1-31    32-90    91-365      1-5   Over 5     Nonrepricing
(in millions)                December 31, 1995      days     days      days    years    years            Items      Total
-------------------------------------------------------------------------------------------------------------------------
Assets
 Loans..........................................  $7,334   $   81    $  495   $1,109   $  482          $    17    $ 9,518
 Portfolio and trading account securities.......     569       72       879      971      948                5      3,444
Interest-bearing deposits at banks..............     252      187        19       --       --               --        458
 Federal funds sold and securities purchased
  under agreement to resell.....................     180       --        --       --       --               --        180
 Other assets...................................       1        1         2       20       21            2,031      2,076
                                                  ------   ------    ------   ------   ------          -------    -------
Total assets....................................   8,336      341     1,395    2,100    1,451            2,053    $15,676
                                                  ------   ------    ------   ------   ------          -------    =======
Liabilities and Stockholder's Equity
 Time deposits..................................   2,394    1,038       770      408       21               --      4,631
 Savings and interest checking deposits.........   2,554       --        --       --       --               --      2,554
 Noninterest-bearing deposits...................      --       --        --       --       --            3,044      3,044
                                                  ------   ------    ------   ------   ------          -------    -------
Total deposits..................................   4,948    1,038       770      408       21            3,044     10,229
 Federal funds purchased and securities sold
  under agreement to repurchase.................   1,869       10         9        7        2               --      1,897
 Other interest-bearing liabilities.............   1,316      297       200       --      164               --      1,977
 Other noninterest-bearing liabilities..........      --       --        --       --       --              427        427
 Stockholder's equity...........................      --       --        --       --       --            1,146      1,146
                                                  ------   ------    ------   ------   ------          -------    -------
Total liabilities and stockholder's equity......   8,133    1,345       979      415      187            4,617    $15,676
                                                  ------   ------    ------   ------   ------          -------    =======
 Interest sensitivity gap before net interest
  rate swaps, derivative products and forward
  commitments...................................     203   (1,004)      416    1,685    1,264           (2,564)
Net interest rate swaps.........................      --       26        14      (40)      --               --
Derivative products and forward commitments.....      --       44        --      --       (44)              --
                                                  ------   ------    ------   ------   ------          -------
 Interest sensitivity gap.......................  $  203   $ (934)   $  430   $1,645   $1,220          $(2,564)
                                                  ======   ======    ======   ======   ======          =======
 Cumulative gap.................................           $ (731)   $ (301)  $1,344   $2,564
                                                           ======    ======   ======   ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 1995. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 1995, the Corporation had a cumulative negative one-year interest rate gap of $301 million. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

     In addition to gap measurements, the Corporation uses simulation modeling to measure valuation risk, risk to earnings, assets, liabilities and equity, as a result of various interest rate scenarios and balance sheet structures. Shifts in the yield curve and changes in the shape of the yield curve are among the variables considered. Limits are established for valuation risk at the individual bank and consolidated levels and actual exposure is monitored to ensure that these limits are not exceeded. At December 31, 1995, simulations indicate that for an immediate 100 basis point upward movement in interest rates, net interest income would increase by approximately $8 million over the next year compared to what it would otherwise have been, and the change in the value of all gap positions, contractual and non-contractual, would be $55 million lower. Conversely, a decline in rates would have approximately the same absolute impact but in the opposite direction.

     Management believes that the Corporation is well positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

Cash Flows

Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statement of Cash Flows can be found on page 37 of this Report. This financial statement is based on period-end balances and does not reflect average investment or financing levels.

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

     The Corporation's Consolidated Statement of Cash Flows divides its activities into three main categories: operating, investing and financing. Operating activities consist of those activities not categorized as investing or financing and generally include cash revenues and expenses associated with providing services to customers. Investing cash flows are defined as those arising from the acquisition or disposal of loans, portfolio securities, money market assets, subsidiaries, and fixed assets. Financing cash flows include both infusions from and dividend payments to stockholders, along with borrowings and principal repayments to bondholders or other creditors.

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and for trading purposes be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's generated cash flows from operations. Excluding net changes in loans held for sale and trading account assets, cash generated from operations amounted to approximately $266 million in 1995 and $133 million in 1994. The change in cash flows from operations, from year to year, was mainly due to increases in net income before provision for credit losses and gains on sales of portfolio securities. Year-end trading account assets increased $63 million year to year, while loans held for sale (primarily residential mortgages) increased $21 million.

     In 1995, the Corporation's investing activities utilized a total of $252 million in net cash. Loans, the primary use of new funds, increased $1.31 billion. Interest-bearing deposits at banks decreased $300 million, Federal funds sold and securities purchased under agreement to resell decreased $225 million, and portfolio securities decreased $421 million in 1995.

     In 1995, the Corporation's financing activities included accepting customer deposits, purchasing Federal funds and issuing long-term notes, short-term senior notes and preferred stock. Financing activities provided $192 million of net cash to the Corporation in 1995. Deposits increased $309 million. In addition, net new short-term senior notes and preferred stock of $478 million and $180 million, respectively, were issued. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

     Since 1992, the Corporation has had three significant noncash transactions. On December 29, 1995, all held to maturity securities were reclassified to available for sale. See Portfolio Securities section below for further information. On December 31, 1993, the Corporation adopted SFAS No. 115-- Accounting for Certain Investments in Debt and Equity Securities. In compliance with this Statement, portfolio securities designated as available for sale are marked to market on the Corporation's Consolidated Statement of Condition. On July 1, 1993, the Corporation paid a $7.2 million dividend-in-kind to Bankmont related to the transfer of Harris Futures Corporation. Non-cash portions of these transactions were excluded from the Corporation's Consolidated Statement of Cash Flows.

Selected Loan Maturity Spread

Variable rate loans, excluding consumer loans, accounted for 55 percent of total loans in 1995 compared to 57 percent in 1994. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1.035 billion. Of these loans, $893 million or 86 percent are due within five years. Overall, the average FTE yield on total loans increased to
8.89 percent in 1995 from 7.75 percent in 1994. The Corporation's average prime rate in 1995 was 8.83 percent compared to 7.07 percent in 1994.

Type of loan, by maturity*                                          Within        1 Through             Over
(in thousands)                        December 31, 1995             1 year          5 years          5 years          Total
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural.................         $4,588,448         $836,911         $139,130     $5,564,489
Real estate construction...............................            136,222           55,919            3,558        195,699
Foreign................................................            202,692               --               --        202,692
                                                                ----------         --------         --------     ----------
                                                                $4,927,362         $892,830         $142,688     $5,962,880
                                                                ==========         ========         ========     ==========
Loans with:
 Predetermined interest rates..........................         $  441,967         $223,317         $ 62,116     $  727,400
 Floating interest rates...............................          4,485,395          669,513           80,572      5,235,480
                                                                ----------         --------         --------     ----------
                                                                $4,927,362         $892,830         $142,688     $5,962,880
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

     Throughout this Report the term "portfolio securities" encompasses both the held to maturity and available for sale categories. At December 31, 1995, available for sale securities included $44.9 million of fair value above amortized cost, and stockholder's equity included $27.1 million of unrealized (after tax effect) holding gains.

     Portfolio securities averaged $3.57 billion in 1995. On an FTE basis, interest income from portfolio securities increased $31.6 million to $241 million. The overall FTE yield on the Corporation's portfolio securities averaged 6.72 percent during 1995. Yields on the portion of average portfolio securities classified as available for sale are based on amortized cost.

                                                                              1995                     1994                   1993
(Fully taxable equivalent yields)                           ----------------------   ----------------------   --------------------
(Daily balance sheet averages,
 dollars in thousands)               Years Ended December 31    Amount       Yield       Amount       Yield       Amount     Yield
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury.............................................  $1,536,686        6.10%  $1,620,059        6.04%  $1,363,711      6.26%
Federal agency............................................   1,504,096        6.31      962,144        4.69    1,057,879      4.16
State and municipal.......................................     379,337       11.27      479,432       12.09      485,431     12.30
Other.....................................................     153,833        5.74      171,226        4.85       87,245      5.02
                                                            ----------               ----------               ----------
 Total portfolio securities...............................  $3,573,952        6.72   $3,232,861        6.47   $2,994,266      6.46
                                                            ==========       =====   ==========       =====   ==========     =====

     The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 1995, the Corporation purchased $7.09 billion of available for sale securities and $445 million of held to maturity securities, sold $2.03 billion of available for sale securities and had $5.22 billion available for sale securities and $714 million held to maturity securities mature. The aforementioned sales of portfolio securities generated a pretax net gain of $23.4 million during 1995 compared to a net gain of $5.3 million during 1994 and $13.0 million in 1993. $16.8 million of net gain was realized in the second quarter of 1995 when conditions in the U.S. bond market led to significant price rallies. These events enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available. On an after-tax basis, the Corporation recorded a net gain from securities sales of $14.3 million in 1995 compared to $3.2 million in 1994 and $7.9 million in 1993. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

     On November 15, 1995, the FASB issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with that report, the Corporation conducted a one-time reassessment of the classifications of all securities held. As a result, the Corporation reclassified all held to maturity securities to available for sale on December 29, 1995. The amortized cost of the transferred securities was $839 million and the related unrealized gross holding gain was $20 million.

     The estimated market value of held to maturity securities was $1,102 million at December 31, 1994, compared to a carrying value of $1,108 million. See Note 2 to Financial Statements, page 41 of this Report for details on specific types of securities.

     Unrealized holding gains for available for sale securities, as of December 31, 1995, amounted to $44.9 million compared to unrealized holding losses of $54.2 million as of December 31, 1994. The change in net unrealized gains and losses of $99.1 million was due to gains in market value as a result of declines in interest rates during the year, a change in the mix of the portfolio and the aforementioned reclassification of all held to maturity securities.


                                                                    1995                       1994                        1993
Carrying value                                     ---------------------      ---------------------       ---------------------
(dollars in thousands)          December 31            Amount          %          Amount          %           Amount          %
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
 U.S. Treasury..................................   $       --         --      $  536,480       14.5       $  124,340        3.9
 Federal agency.................................           --         --          68,278        1.9           83,824        2.7
 State and municipal............................           --         --         466,965       12.6          475,087       15.0
 Other..........................................           --         --          35,936        1.0           63,969        2.0
                                                                              ----------      -----       ----------       ----
  Total held to maturity........................           --         --       1,107,659       30.0          747,220       23.6
                                                                              ----------      -----       ----------       ----
Available for Sale
 U.S. Treasury..................................    1,205,167       35.6       1,443,169       39.1        1,121,624       35.4
 Federal agency.................................    1,740,578       51.3       1,038,460       28.2        1,239,945       39.1
 State and municipal............................      308,805        9.1          11,917         .3               --         --
 Other..........................................      135,417        4.0          87,747        2.4           61,726        1.9
                                                   ----------      -----      ----------      -----       ----------      -----
  Total available for sale......................    3,389,967      100.0       2,581,293       70.0        2,423,295       76.4
                                                   ----------      -----      ----------      -----       ----------      -----
Total portfolio securities......................   $3,389,967      100.0      $3,688,952      100.0       $3,170,515      100.0
                                                   ==========      =====      ==========      =====       ==========      =====

     At year-end 1995, the weighted average maturity of the Corporation's portfolio securities was 3 years and 3 months, an increase of 1 year from the average maturity at the end of 1994. The maturity distribution of the investment portfolio at December 31, 1995, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 1995. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                                           State, Municipal
                                                 U.S.Treasury          Federal Agency             and Other                 Total
                                                     Weighted                Weighted              Weighted              Weighted
(Fully taxable                                        Average                 Average               Average               Average
equivalent yields)                       --------------------     -------------------    ------------------   -------------------
(dollars in thousands)      December 31      Amount     Yield        Amount     Yield      Amount     Yield       Amount    Yield
---------------------------------------------------------------------------------------------------------------------------------
Available for Sale
 Within 1 year.........................  $  509,718      6.21%    $ 691,439      5.70%   $ 94,911      8.57%  $1,296,068     6.14%
 1 to 5 years..........................     600,339      6.35       261,447      6.62     155,696      9.99    1,017,482     7.03
 5 to 10 years.........................      79,548      6.42       314,317      6.64      65,789      8.40      459,654     6.87
 Over 10 years.........................          --        --       459,491      7.22      19,103      9.24      478,594     7.35
 No stated maturity....................          --        --            --        --      93,311      5.76       93,311     5.76
                                         ----------      ----     ---------      ----    --------      ----    ---------     ----

 1995 Total............................  $1,189,605      6.29%   $1,726,694      6.42%   $428,810      8.48%  $3,345,109     6.64%
                                         ==========      ====    ==========      ====    ========      ====   ==========     ====

 1994 Total............................  $2,016,758      6.08%   $1,123,987      5.86%   $602,442     10.20%  $3,743,187     6.74%
                                         ==========      ====    ==========      ====    ========     =====   ==========     ====

1995 Average maturity..................      1 year 11 months        4 years 3 months      2 years 9 months      3 years 3 months
                                         ====================    ====================    ==================   ===================

1994 Average maturity..................     2 years  0 months        1 year 11 months      3 years 9 months      2 years 3 months
                                         ====================    ====================    ==================   ===================

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 1995, there were no portfolio securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 1995.

Deposits

Total deposits in 1995 averaged $10.04 billion, up $321 million or 3 percent from 1994. Average total deposits in foreign offices experienced the largest growth, up $325 million or 15 percent over 1994 levels. The growth was attributed primarily to foreign office time deposits which increased by $328 million to $2.40 billion, up 16 percent from 1994. The Corporation's core deposits, consisting of demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts and savings certificates grew $36 million or 1 percent to $6.92 billion. Savings certificates increased by $259 million while money market accounts decreased by $132 million and demand deposits decreased $51 million, accounting for the net increase in core deposits. Other time deposits decreased $40 million or 6% from 1994 levels. Daily averages and year to year comparisons are summarized below.

                                                                                            Increase (Decrease)  Increase (Decrease)
                                                                 Years Ended December 31         1995 vs. 1994        1994 vs. 1993
                                                 ---------------------------------------    -------------------  -------------------
(Daily averages, dollars in thousands)                  1995         1994           1993         Amount     %          Amount     %
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits................................. $ 2,808,747   $2,859,643     $2,672,152      $ (50,896)   (2)       $187,491     7
Interest checking deposits......................     629,448      663,598        639,377        (34,150)   (5)         24,221     4
Money market accounts...........................   1,037,963    1,170,181      1,235,487       (132,218)  (11)        (65,306)   (5)
Passbook and statement savings accounts.........     876,412      882,507        823,193         (6,095)   (1)         59,314     7
Savings certificates............................   1,565,689    1,306,542      1,341,390        259,147    20         (34,848)   (3)
Other time deposits.............................     682,320      722,373        756,560        (40,053)   (6)        (34,187)   (5)
Deposits in foreign offices.....................   2,435,124    2,110,342      1,813,720        324,782    15         296,622    16
                                                 -----------   ----------     ----------      ---------              --------
 Total deposits................................. $10,035,703   $9,715,186     $9,281,879      $ 320,517     3        $433,307     5
                                                 ===========   ==========     ==========      =========    ==        ========    ==

     Interest expense on deposits increased by $109 million or 43 percent in 1995 primarily due to higher effective interest rates. Interest expense on domestic deposits rose 34 percent from 1994, while interest on foreign office deposits increased by 60 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below.


Average interest rates paid                                                          Years Ended December 31   1995    1994    1993
-----------------------------------------------------------------------------------------------------------------------------------
Interest checking deposits..................................................................................  2.24%    1.99%   1.99%
Money market accounts.......................................................................................  3.87     2.88    2.64
Passbook and statement savings accounts.....................................................................  3.71     2.90    2.74
Savings certificates........................................................................................  5.69     4.37    4.28
Other interest-bearing time deposits........................................................................  5.91     4.41    3.48
Time deposits in foreign offices............................................................................  5.97     4.33    3.18
 Total interest-bearing deposits............................................................................  5.00     3.68    3.15
                                                                                                              ====     ====    ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $1.12 billion at December 31, 1995. These deposits totaled $653 million and $753 million at December 31, 1994 and 1993, respectively. During the past three years, virtually all time deposits in foreign offices were in denominations of $100,000 or more.

     The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:


Domestic office certificates of deposit (in millions)    December 31  1995   1994   1993
----------------------------------------------------------------------------------------
Maturities:
3 months or less....................................................$  813   $358   $419
3 to 6 months.......................................................   134    121    171
6 to 12 months......................................................    76     80     59
Over 12 months......................................................   100     94    104
                                                                    ------   ----   ----
  Total.............................................................$1,123   $653   $753
                                                                    ======   ====   ====


Money Market Assets and Liabilities

The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, decreased 27 percent to $897 million in 1995 from $1.22 billion in 1994. The average yield on money market assets increased from 4.27 percent in 1994 to 6.46 percent in 1995. Interest income earned on these assets increased 11 percent to $57.9 million in 1995. At December 31, 1995, interest-bearing deposits at banks, Federal funds sold and reverse repurchase agreements totaled $458 million, $100 million and $79 million, respectively, compared to $757 million, $394 million and $10 million at year-end 1994. The decrease in money market assets was primarily the result of accommodating customers' borrowing requirements at the end of 1995, thereby increasing loan volume.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper and other short-term borrowings, represent a managed source of funds for the Corporation. During 1995, money market liabilities averaged $3.01 billion, an increase of 13 percent from 1994, when money market liabilities averaged $2.65 billion. The average rate paid on these borrowings increased from 4.09 percent in 1994 to 5.61 percent in 1995, reflecting generally higher short-term interest rates experienced by the market during 1995. At December 31, 1995, repurchase agreements totaled $1.18 billion compared to $1.53 billion at year-end 1994. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 1995, 1994 and 1993:


Federal funds purchased and securities sold under agreement to repurchase
(dollars in thousands)                                                                              1995         1994         1993
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of year...........................................................  $1,896,817   $2,632,167   $1,861,061
Average interest rate of outstanding borrowings at end of year..............................        5.14%        5.03%        2.67%
Highest amount outstanding as of any month-end during the year..............................  $2,894,321   $2,632,167   $2,157,770
Daily average amount outstanding during the year............................................  $2,253,142   $1,924,373   $1,682,289
Daily average annualized rate of interest...................................................        5.65%        4.13%        3.14%


     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 1995, 1994 and 1993:


Short-term borrowings
(dollars in thousands)                                                                              1995         1994         1993
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of year...........................................................    $843,049     $670,362     $459,192
Average interest rate of outstanding borrowings at end of year..............................        5.77%        5.56%        3.22%
Highest amount outstanding as of any month-end during the year..............................    $843,049     $670,362     $489,737
Daily average amount outstanding during the year............................................    $488,042     $435,129     $384,087
Daily average annualized rate of interest...................................................        5.44%        4.02%        3.24%


     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 1995, 1994 and 1993:


Commercial paper
(dollars in thousands)                                                                              1995         1994         1993
----------------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of year...........................................................    $292,022     $306,737     $326,268
Average interest rate of outstanding commercial paper at end of year........................        5.32%        5.08%        2.95%
Highest amount outstanding as of any month-end during the year..............................    $295,629     $306,737     $326,268
Daily average amount outstanding during the year............................................    $269,569     $295,388     $265,884
Daily average annualized rate of interest...................................................        5.58%        3.89%        2.93%


Loans

Summary

In 1995, significant year-to-year loan growth occurred among the following loan categories: manufacturing and processing, public and private service industries, other financial institutions, mortgages secured by commercial and residential property, charge card and other installment.

Distribution of Loans by Type of Borrower

(in millions)                                                December 31     1995        1994         1993         1992        1991
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Loans:
 Manufacturing and processing........................................... $1,437.7    $1,065.5     $  972.9     $  983.0    $1,258.8
 Public and private service industries..................................  1,968.4     1,738.7      1,593.7      1,511.0     1,469.2
 Mining (including oil and gas).........................................     27.8         8.0         25.2         41.1        25.0
 Farmers................................................................     35.5        35.3         28.0         18.8        14.1
 Individuals (single payment)...........................................    344.5       394.3        371.1        488.2       441.0
 Loans to purchase and carry securities.................................     76.4        62.7         92.5        115.1       115.9
 State and political subdivisions, including industrial revenue bonds...     28.5        37.5         53.8         77.2       110.5
 Other commercial.......................................................    607.5       568.4        606.8        513.2       815.0
                                                                         --------    --------     --------     --------    --------
    Total Commercial....................................................  4,526.3     3,910.4      3,744.0      3,747.6     4,249.5
                                                                         --------    --------     --------     --------    --------

 Commercial banks.......................................................     15.8        14.7          7.8          7.6        41.6
 Mortgage companies.....................................................      5.1         4.6         14.3          6.6           -
 Finance companies......................................................    215.4       207.3        188.7        128.3       155.8
 Investment companies...................................................     77.4        66.8         64.5         64.3       296.2
 Other financial institutions...........................................    393.1       247.8        245.3        144.9        86.3
                                                                         --------    --------     --------     --------    --------
    Total Financial Institutions........................................    706.8       541.2        520.6        351.7       579.9
                                                                         --------    --------     --------     --------    --------

    Total Brokers and Dealers...........................................    331.4       392.5        448.8        345.8       346.3
                                                                         --------    --------     --------     --------    --------

 Construction...........................................................    195.7       175.5        197.6        193.5       199.6
 Mortgages secured by residential property..............................  1,511.8     1,252.9      1,185.2      1,027.6     1,005.5
 Mortgages secured by commercial property...............................    485.0       374.6        378.3        351.3       312.8
                                                                         --------    --------     --------     --------    --------
    Total Real Estate...................................................  2,192.5     1,803.0      1,761.1      1,572.4     1,517.9
                                                                         --------    --------     --------     --------    --------

 Charge card............................................................  1,095.8       898.3        708.2        638.4       703.4
 Other installment......................................................    478.4       436.8        312.0        306.7       284.9
                                                                         --------    --------     --------     --------    --------
    Total Installment (to individuals)..................................  1,574.2     1,335.1      1,020.2        945.1       988.3
                                                                         --------    --------     --------     --------    --------
    Total Lease Financing...............................................        -           -            -          1.9         4.2
                                                                         --------    --------     --------     --------    --------
    Total Domestic Loans................................................  9,331.2     7,982.2      7,494.7      6,964.5     7,686.1
                                                                         --------    --------     --------     --------    --------
Foreign Loans:
 Governments and official institutions..................................      1.0         1.0          1.0          1.0        41.6
 Banks and other financial institutions.................................    160.8       250.6        221.6        131.9       189.2
 Other, primarily commercial and industrial.............................     40.9        16.2          8.1          5.4        13.8
                                                                         --------    --------     --------     --------    --------
    Total Foreign Loans.................................................    202.7       267.8        230.7        138.3       244.6
                                                                         --------    --------     --------     --------    --------
Less unearned income....................................................     16.1        20.7         21.4         19.9        23.8
                                                                         --------    --------     --------     --------    --------
 Loans, net of unearned income.......................................... $9,517.8    $8,229.3     $7,704.0     $7,082.9    $7,906.9
                                                                         ========    ========     ========     ========    ========

     Average loans increased by 15 percent during 1995 compared to 1994. Daily average loans over the last five years were as follows:


(Daily averages in thousands)                  Years Ended December 31       1995        1994         1993         1992        1991
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural................................ $5,716,282  $5,107,563   $4,762,573   $5,050,436  $5,175,816
Real estate construction..............................................    164,575     185,101      193,104      198,759     203,005
Real estate mortgages.................................................  1,257,370   1,062,828      998,256      959,411     803,447
Installment...........................................................    503,073     418,166      318,405      306,786     308,980
Charge card...........................................................    971,565     740,088      613,931      619,721     696,351
Foreign...............................................................    190,816     180,830      178,215      178,541     240,637
Lease financing.......................................................          -          10          798        2,678       5,685
                                                                       ----------  ----------   ----------   ----------  ----------
    Total loans.......................................................  8,803,681   7,694,586    7,065,282    7,316,332   7,433,921
Less unearned income..................................................     18,110      22,011       20,474       22,206      26,026
                                                                       ----------  ----------   ----------   ----------  ----------
 Loans, net of unearned income........................................ $8,785,571  $7,672,575   $7,044,808   $7,294,126  $7,407,892
                                                                       ==========  ==========   ==========   ==========  ==========

Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall expense. When lending to specialized industries such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $5.87 billion and $3.65 billion, respectively, of total loans at 1995 year-end.

Risk Management

Summary

     In a commercial banking environment, corporate personnel must identify, quantify, monitor, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management framework which continued to be enhanced during 1995, the Corporation: 1) maintains a clear philosophy, approach and accountabilities towards risk taking activities in well documented policies, directives and procedures; 2) fosters an environment where risks incurred are commensurate with an individual's qualifications, skills and expertise; 3) implements risk measures and limits to contain, diversify, or otherwise mitigate certain risks the Corporation faces; and 4) continuously enhances information flows and reporting to monitor exposures and ensure timely responses to any change in risk profiles. The risk management framework helps to ensure the Corporation employs its capital efficiently and achieves returns commensurate with the risk undertaken.

     The Corporation's risk management process includes continuous monitoring and review of the following classes of risk: 1) Credit risk, which is risk of loss of principal, interest or revenues due to the obligor's inability or failure to repay a financial obligation. This includes loan loss risk, replacement risk, and settlement risk. 2) Position risk, which is risk of loss associated with taking a position in an asset and is inclusive of interest rate risk, foreign exchange risk and liquidity risk. 3) Operating risk, which is risk that systems and control environments do not accurately or safely process transactions or assets. Legal and regulatory risks are included in this category. 4) Fiduciary risk, which arises when the Corporation, or its employees acting purportedly on its behalf, take actions which violate the trust and confidence properly placed in the Corporation by the client.

     The Corporation applies a comprehensive risk assessment framework to monitor these risks by line of business, customer and product line. The roles and relationships of the Corporation's Management Committees and the Board Oversight Committees are well defined and ensure comprehensive risk management and oversight. The Risk Management and Fiduciary Risk Management Committees are manned by senior managers from various business units of the Corporation who bring specialized expertise to bear on risk management issues. Through this risk management structure, the Corporation evaluates risks, establishes formal policies, sets risk/return parameters and reviews performance versus objectives. Management believes that effective policies, procedures, monitoring and review systems are in place to determine that risk is thoroughly and effectively analyzed, risk is well diversified, any exceptions are dealt with in a timely manner and compensation for risk is appropriately established and meets return objectives.

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this risk is mitigated by a number of factors (see Note 9 to Financial Statements on page 49 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business. With the national unemployment rate for the 1995 fourth quarter at 5.6 percent and projected to increase to 5.9 percent in 1996, the unemployment rate in the various states of the Midwestern region is also expected to be equal to, or lower than, the national rate due to a resurgence of traditional manufacturing. Real estate sales of existing housing in Illinois are expected to remain strong relative to many other areas of the country because of the strength of the job market and loan rates on adjustable mortgages.

     The level of credit risk inherent in the Corporation's earning assets is evidenced, in part, by nonperforming assets consisting of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to other earning assets. Assets received in satisfaction of debt are recorded by the Corporation at lower of cost or fair value less estimated sales costs. Losses of principal on nonperforming assets are charged off when, in management's opinion, the amounts are uncollectible. Interest on nonaccrual loans is recognized as income only at the time cash is received, although such interest may be applied to reduce a loan's carrying value if the collectibility of principal is in doubt. Information is reported monthly to the Board of Directors regarding nonperforming loans and other nonperforming assets owned, primarily real estate. During the first quarter of 1995, the Corporation adopted SFAS No. 114-Accounting by Creditors for Impairment of a Loan and SFAS No. 118-Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. For additional information see Notes 1 and 4 to Financial Statements on pages 39 and 42 of this Report.

     Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Consumer loans and charge card receivables are charged off when 180 and 150 days past due, respectively. Accrued interest on charge card loans is reversed against interest income when principal is charged-off. Consumer loans and charge card loans are not normally placed on nonaccrual status. The purpose of this policy is to avoid excessive administrative costs for relatively insignificant balances.

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

Nonaccrual, Restructured and Past Due Loans

Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were .58 percent of total loans at December 31, 1995, compared with 1.15 percent at year-end 1994. All nonperforming loans are domestic.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $2.9 million in 1995 compared to $3.9 million a year ago.


(dollars in thousands)                                         December 31     1995       1994         1993        1992       1991
----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans..........................................................  $50,503    $83,803     $ 91,131    $136,340   $148,210
Restructured loans........................................................    2,059      2,889        3,262           -        935
                                                                            -------    -------     --------    --------   --------
Total nonperforming loans.................................................   52,562     86,692       94,393     136,340    149,145
Other assets received in satisfaction of debt.............................    2,470      8,071       19,000      18,086     17,255
                                                                            -------    -------     --------    --------   --------
    Total nonperforming assets............................................  $55,032    $94,763     $113,393    $154,426   $166,400
                                                                            =======    =======     ========    ========   ========

90-day past due loans, still accruing interest (all domestic).............  $28,302    $31,071     $ 33,491    $ 37,483   $ 30,918
                                                                            =======    =======     ========    ========   ========
Gross amount of interest that would have been
  recorded if all year-end nonperforming loans had
  been accruing interest at their original terms..........................  $ 4,500    $ 5,278     $  6,292    $ 10,135   $ 13,502
Interest income actually recognized.......................................    1,572      1,348        2,569       4,164      3,598
                                                                            -------    -------     --------    --------   --------
Interest shortfall, before consideration of any
  income tax effect.......................................................  $ 2,928    $ 3,930     $  3,723    $  5,971   $  9,904
                                                                            =======    =======     ========    ========   ========

Nonperforming loans to total loans at year-end............................      .55%      1.05%        1.23%       1.92 %     1.89%
Nonperforming assets to total loans at year-end...........................      .58       1.15         1.47        2.18       2.10
                                                                            =======    =======     ========    ========   ========

Loan Concentrations

Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total residential mortgages and charge card outstandings, at December 31, 1995 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $4.53 billion, or 48 percent of total outstandings at year-end 1995. Most of these credits were extended to manufacturing and service-related companies. Outstandings to machinery industries represented 22 percent of all manufacturing loans and 3 percent of total consolidated loans. The largest concentration within service-related industries was consumer wholesalers, which accounted for 38 percent of all service-related credits and 8 percent of total loans.

     Foreign loans totaled $203 million at year-end 1995, accounting for 2 percent of the Corporation's total outstandings. Further details on the Corporation's foreign loans can be found in the Foreign Outstandings section on page 26 of this Report.

     Real estate loans, including residential mortgages, totaled $2.19 billion at December 31, 1995, or 23 percent of total outstandings. Mortgages collateralized by residential property totaled $1.51 billion, or 16 percent of loans. Commercial real estate mortgages and construction loans totaled $681 million at the end of 1995, representing 7 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found on page 27 of this Report.

Foreign Outstandings

Foreign outstandings consist of loans, acceptances, interest-bearing deposits with other financial institutions and other interest-bearing investments and monetary assets. At December 31, 1995, substantially all foreign outstandings represented U.S.dollar claims. Foreign outstandings of certain countries are net of: a) written guarantees by domestic or other non-local third parties or b) the value of tangible, liquid collateral deemed realizable by the Corporation. A significant portion of the Corporation's foreign outstandings are placed with major financial institutions and governments and their agencies. The Corporation continually monitors its risk related to foreign outstandings and imposes internal limits on its foreign exposure.

     Information provided in the table on foreign outstandings is presented in accordance with guidelines of the Securities and Exchange Commission and is not intended to be indicative of prudent lending levels.

                                                                                                       Banks and   Other, Primarily
                                                                                                 Other Financial     Commercial and
1995 (in thousands)                                                                       Total     Institutions         Industrial
-----------------------------------------------------------------------------------------------------------------------------------
Outstandings (including accrued interest) to one country in excess of 1% of total consolidated assets at year-end:
  Japan............................................................................    $253,987         $246,000             $7,987

1994 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Outstandings (including accrued interest) to one country in excess of 1% of total consolidated assets at year-end:
  Japan............................................................................    $268,617         $268,588             $   29

1993 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Outstandings (including accrued interest) to one country in excess of 1% of total consolidated assets at year-end:
  Japan............................................................................    $306,265         $303,047             $3,218


     At December 31, 1995, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets.

Commercial Real Estate

The commercial real estate market in certain areas of the country has historically experienced depressed conditions from time to time. Many banks with loans to borrowers in this industry have reported large increases in nonperforming assets and corresponding increases in their allowances for credit losses resulting from commercial real estate transactions. This phenomenon tends to be cyclical and varies by location.

     As of December 31, 1995, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $681 million which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $6.4 million were classified as nonperforming assets representing less than 1% of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 1995 or 1994. Other real estate owned and other assets received in satisfaction of debt were $2.5 million at December 31, 1995, compared to $8.1 million at December 31, 1994, and comprised approximately 4% of total nonperforming assets. Management does not currently anticipate the need to increase its allowance for possible credit losses to reflect potential charge-offs in its commercial real estate loan portfolio.

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

     The Corporation manages its HLT portfolio to obtain proper portfolio quality and diversification and, to this end, all HLT credits are subject to periodic review by senior management. Aggregate commitments (including outstandings) are currently capped at $600 million. Overall, target credit outstandings are not to exceed 10 percent of total Corporation loans. Commitments, including outstandings, represented less than 3 percent of the Corporation's outstanding loans at December 31, 1995.

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

     In 1994, the Corporation adopted the guidelines set forth under the December 1993 "Interagency Policy Statement on the Allowance for Loan and Lease Losses" issued by the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Federal Reserve Board. This statement outlines a methodology management should follow in order to properly measure the adequacy of the allowance for possible credit losses. It includes specific quantitative measures as well as certain subjective factors that may cause estimated credit losses to differ from historical loss experience. The quantitative measures basically require a bank to place its loans into "separate pools" with like characteristics and then measure the historical loss experience of these loan pools. In the case of "non-classified loans," it is sufficient to estimate credit losses for the upcoming 12 months. But in the case of "classified loans," the losses must be projected for the remaining effective lives of the loans. The subjective factors that should also be considered and that could potentially modify some of the conclusions reached by only looking at the quantitative measures are: significant changes in the institution's lending policies and procedures; changes in national and local business and economic conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the trend of the volume and severity of past due and classified loans; changes in the quality of the institution's loan review system; the existence and effect of any concentrations, and changes in the level of such concentrations; and the effect of external factors such as competition or any special legal or regulatory changes.

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

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 12 percent, 11 percent, 23 percent, 24 percent and 27 percent of the consolidated allowance for possible credit losses was represented by doubtful portions of loans at December 31, 1995, 1994, 1993, 1992, and 1991, respectively. At December 31, 1995, the Corporation had allocated $14.9 million to loans internally categorized as doubtful, compared to $13.6 million at year-end 1994.

     At December 31, 1995, the Corporation designated all of the allocated portion of the allowance to cover total domestic credit exposure, compared to $102.4 million and $3.8 million for domestic and foreign, respectively, at December 31, 1994 due to declining foreign credit exposure.

     During 1995, the provision for credit losses decreased to $43.0 million, compared to $45.0 million in 1994. At year-end 1995, the allowance for possible credit losses was $129.3 million, or 1.36 percent of total loans outstanding, compared to $124.7 million or 1.52 percent of total loans one year ago. The provision for credit losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible credit losses to total loans and the ratio of the allowance for possible credit losses to nonperforming loans are evaluated on a regular basis. At year-end 1995, the ratios of the allowance for possible credit losses to total loans and to nonperforming loans were 1.36% and 246%, respectively. Both ratios are acceptable when compared to peers and are adequate when considered in conjunction with the previously-mentioned criteria. Accordingly, the 1995 provision for credit losses was established, in part, to achieve these ratios.

     Net charge-offs in 1995 were $38.5 million, or .44 percent of average loans outstanding as compared to $52.0 million, or .68 percent of average loans outstanding in 1994. Net charge-offs of domestic commercial loans amounted to $9.9 million in 1995, or .17 percent of average domestic commercial loans outstanding, down from $24.7 million, or .48 percent of average domestic commercial loans outstanding in 1994. The charge card portfolio experienced net charge-offs of $27.4 million and $21.3 million in 1995 and 1994, respectively, or 2.82 percent and 2.88 percent, respectively, of average outstandings. Installment loans, including real estate mortgages, had net charge-offs of $1.3 million in 1995, or 0.8 percent of average outstandings, down from $5.9 million, or .40 percent of average outstandings in 1994. Over the five-year period ending December 31, 1995, combined net charge-offs were .81 percent of average total loans outstanding.

     The Board of Governors of the Federal Reserve System has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Federal Reserve Board. At December 31, 1995 and 1994, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

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

Allocation Of The Allowance For Possible Credit Losses
                                                                         1995                       1994
                                                               ------------------------     ------------------------
                                                                          Loan category                Loan category
                                                                              as a % of                    as a % of
(dollars in thousands)                    December 31          Allowance    Total Loans     Allowance    Total Loans
--------------------------------------------------------------------------------------------------------------------
Allocated Portion:
 Commercial..........................................          $ 59,255            65.5%    $ 60,897            65.4%
 Retail, including charge card.......................            39,227            32.4       41,523            31.4
 Foreign.............................................                 -             2.1        3,819             3.2
                                                               --------           -----     --------           -----
Total Allocated Portion..............................            98,482           100.0%     106,239           100.0%
                                                                                  =====                        =====
Unallocated Portion..................................            30,777             N/A       18,495             N/A
                                                               --------                     --------
Total................................................          $129,259                     $124,734
                                                               ========                     ========

Analysis of Allowance for Possible Credit Losses

(dollars in thousands)      Years Ended December 31          1995          1994            1993            1992          1991
-----------------------------------------------------------------------------------------------------------------------------
Beginning balance..................................    $  124,734    $  131,676      $  130,123      $  125,091    $  124,829
                                                       ----------    ----------      ----------      ----------    ----------

Charge-offs:
 Commercial, financial and agricultural............        20,967        31,900          43,537          54,565        43,114
 Real estate construction..........................         2,644            65               -              29             -
 Installment and real estate mortgages.............         2,442         7,581           3,446           3,414         3,460
 Charge card*......................................        35,914        30,360          35,145          39,048        44,004
 Foreign...........................................             -             -               -               -             -
                                                       ----------    ----------      ----------      ----------    ----------
  Total charge-offs................................        61,967        69,906          82,128          97,056        90,578
                                                       ----------    ----------      ----------      ----------    ----------

Recoveries:
 Commercial, financial and agricultural............        11,063         7,216          10,657           3,859         2,853
 Real estate construction..........................         2,867            21               -               -             -
 Installment and real estate mortgages.............         1,093         1,646             783           1,136         1,135
 Charge card.......................................         8,474         9,041           9,378           9,295         5,434
 Foreign...........................................             -             -              28          10,238         2,108
                                                       ----------    ----------      ----------      ----------    ----------
  Total recoveries.................................        23,497        17,924          20,846          24,528        11,530
                                                       ----------    ----------      ----------      ----------    ----------
  Net charge-offs..................................        38,470        51,982          61,282          72,528        79,048
                                                       ----------    ----------      ----------      ----------    ----------

Provisions charged (credited) to expense:
 Domestic..........................................        46,814        44,922          61,707          89,083        82,063
 Foreign...........................................        (3,819)          118           1,128         (11,523)       (2,753)
                                                       ----------    ----------      ----------      ----------    ----------
  Total provisions.................................        42,995        45,040          62,835          77,560        79,310
                                                       ----------    ----------      ----------      ----------    ----------
Ending balance.....................................    $  129,259    $  124,734      $  131,676      $  130,123    $  125,091
                                                       ==========    ==========      ==========      ==========    ==========

Net loans, end of period...........................    $9,517,797    $8,229,254      $7,703,957      $7,082,861    $7,906,892
                                                       ==========    ==========      ==========      ==========    ==========

Net loans, daily averages..........................    $8,785,571    $7,672,575      $7,044,808      $7,294,126    $7,407,892
                                                       ==========    ==========      ==========      ==========    ==========
Ratios:
 Net charge-offs to average
  loans outstanding................................           .44%          .68%            .87%            .99%         1.07%
 Allowance for possible credit losses to
  loans outstanding (end of period)................          1.36          1.52            1.71            1.84          1.58
 Allowance for possible credit losses to
  nonperforming loans (end of period)..............           246           144             139              95            84
 Allowance for possible credit losses
  to nonperforming assets..........................           235           132             116              84            75
 Net charge-offs to allowance for possible
  credit losses (beginning of period)..............            31            39              47              58            63
                                                       ==========    ==========      ==========      ==========    ==========

*Prior to 1992, the Corporation charged off past-due charge card interest to the allowance for possible credit losses. In 1995, 1994, 1993, and 1992, $1.9 million, $2.0 million, $2.6 million and $3.0 million, respectively, of such interest was recorded as a reduction of interest income.

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

     International banking services contributed $15.3 million, or 10 percent, of the Corporation's 1995 consolidated net income, compared to $18.0 million or 18 percent in 1994. International operating income decreased $4.1 million, or 8 percent, to $49.3 million in 1995 and represented 4 percent of the Corporation's total operating income. In 1994 and 1993, international operating income represented 5 percent of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign assets and liabilities
(in thousands)                              December 31             1995             1994         1993
------------------------------------------------------------------------------------------------------
Loans:
 Governments and official institutions.................         $    984       $      984     $    984
 Banks and other financial institutions................          160,808          250,563      221,603
 Other, primarily commercial and industrial............           40,900           16,210        8,074
                                                                --------       ----------     --------
  Total loans..........................................          202,692          267,757      230,661
                                                                --------       ----------     --------
 Allowance for possible credit losses..................                -           (3,819)      (3,701)
                                                                --------       ----------     --------
Deposits in banks located outside the United States:
 Interest-bearing......................................          447,700          660,083      525,329
 Other.................................................           64,499           78,745       53,690
                                                                --------       ----------     --------
  Total deposits in banks..............................          512,199          738,828      579,019
                                                                --------       ----------     --------
Acceptances and other identifiable assets..............          102,337           40,018       30,289
                                                                --------       ----------     --------
  Total identifiable foreign assets....................         $817,228       $1,042,784     $836,268
                                                                ========       ==========     ========

Deposit liabilities:
 Banks located in foreign countries....................         $346,832       $  335,370     $352,042
 Foreign governments and official institutions.........           15,000          100,139       21,405
 Other demand..........................................           72,145           39,510       29,531
 Other time and savings................................          176,466          111,524       54,419
                                                                --------       ----------     --------
  Total deposit liabilities............................          610,443          586,543      457,397
Short-term borrowings..................................          107,645          249,536       53,104
Acceptances outstanding................................           55,898           14,782        5,000
                                                                --------       ----------     --------
  Total identifiable foreign liabilities...............         $773,986       $  850,861     $515,501
                                                                ========       ==========     ========

Geographic Distribution

As of year-end 1995, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

                                                      International Loans
International banking by domicile                    --------------------  Interest-Bearing
of obligor                                           Domestic     Foreign       Deposits at
(dollars in thousands)                                Offices     Offices             Banks         Total         %
-------------------------------------------------------------------------------------------------------------------
December 31, 1995
Continental Europe..............................     $ 24,468    $ 14,289          $152,700      $191,457        29
Pacific and Far East............................      114,082           -           270,000       384,082        59
United Kingdom and Ireland......................          537         702            25,000        26,239         4
Western Hemisphere (excluding U.S. and Canada)..           27      10,479                 -        10,506         2
Canada..........................................       38,108           -                 -        38,108         6
                                                     --------    --------          --------      --------       ---
 Total international banking....................     $177,222    $ 25,470          $447,700      $650,392       100
                                                     ========    ========          ========      ========       ===

December 31, 1994
Continental Europe..............................     $ 32,157    $  6,784          $409,375      $484,316        48
Pacific and Far East............................      113,266      99,794           177,208       390,268        42
United Kingdom and Ireland......................        1,000         218                 -         1,218         -
Western Hemisphere (excluding U.S. and Canada)..        7,666         984            41,000        49,650         6
Canada..........................................        5,888           -            32,500        38,388         4
                                                     --------    --------          --------      --------       ---
 Total international banking....................     $159,977    $107,780          $660,083      $927,840       100
                                                     --------    --------          --------      --------       ---

December 31, 1993
Continental Europe..............................     $ 55,152    $  1,160          $205,700      $262,012        35
Pacific and Far East............................      150,985       6,920           238,629       396,534        52
United Kingdom and Ireland......................            -       3,101            10,000        13,101         2
Western Hemisphere (excluding U.S. and Canada)..        4,410       1,008            16,000        21,418         3
Canada..........................................        7,925           -            55,000        62,925         8
                                                     --------    --------          --------      --------       ---
 Total international banking....................     $218,472    $ 12,189          $525,329      $755,990       100
                                                     ========    ========          ========      ========       ===

Vision 2002

The Corporation and its parent company, Bank of Montreal, have developed a joint, long-term strategic plan with the goal of becoming, over a period of 10 years, a North American financial services organization with comprehensive capabilities in both Canada and the United States. This plan, called Vision 2002, envisions Harris as one of four main operating entities within the Bank of Montreal organization, with the responsibility for serving individuals and small to mid-sized businesses in the Midwest while providing trust, cash management, investment management and special industries services nationally.

     Vision 2002 will lead to a substantially larger Bank of Montreal presence in the United States, principally focused in the Harris organization and its subsidiaries. The Corporation's services to individuals, small businesses and mid-market corporations will be expanded throughout Chicago, Illinois and neighboring states. Additionally, trust, cash management, investment management and special industries services will continue to grow nationwide.

     Over a period of 10 years, Bank of Montreal plans to invest up to $700 million in the Corporation with the purpose of expanding, through acquisition and de novo branching, its distribution network within the City of Chicago, Cook County and surrounding counties. As part of this expansion, in October 1994, Bank of Montreal and Suburban Bancorp, Inc. completed their merger. The merger was effected using Bank of Montreal stock valued at approximately $237 million. Suburban Bancorp, now known as Harris Bankmont, Inc., became a wholly-owned subsidiary of Bankmont Financial Corp. The transaction added 13 banks with 30 locations in Cook and surrounding counties, thereby doubling the number of community banks in the Chicago area and making Harris (the Corporation and Harris Bankmont, Inc.) the area's third largest community bank network with 86 locations opened or announced at year end 1995. The Corporation and its sister company, Harris Bankmont, Inc., plan to open approximately 10 new branches in 1996. The two-to-three year process of building a cost-effective operations and staff support infrastructure, started in 1994, continued in 1995, with over $20 million in infrastructure costs reduced and redeployed into marketing, sales, and service. The goal is to obtain North American scale advantages and reduce fixed costs. Building broad-based centers of competence within corporate services and operations will eliminate duplication, create scale efficiencies and improve quality and responsiveness. Additionally, the use of advanced technology to auto-mate processing activities at the point of customer contact will lower costs and increase quality. To this end, the consolidation of processing functions for Harris' and Bank of Montreal's U.S.-based foreign currency operations at a single location in Montreal was completed in 1995 as was the consolidation of credit card remittance processing in suburban Chicago. The new community bank operations center, which provides centralized customer support functions, opened at 1994 year-end. Customer support functions include stop payments, overdrafts, application balancing, customer account set-up and maintenance and proofing and encoding. The center consolidated all bookkeeping and proofing functions during 1995. Bank of Montreal and Harris loan administration functions will be consolidated in 1996. Management believes that new and existing customers will have even better access to the wide range of services that the Corporation has built over its 114 years, as well as to the additional services it will provide in the years ahead.

Fourth Quarter 1995 Compared with Fourth Quarter 1994

Net income for the fourth quarter of 1995 was $38.8 million, up 9 percent from fourth quarter 1994 earnings of $35.6 million. The earnings growth is attributable primarily to an improvement in net interest income, securities gains, increased other income and lower FDIC insurance premiums. The Corporation recorded returns on average assets and average common equity of 0.94 percent and
13.7 percent, respectively, in fourth quarter 1995, compared to returns of 0.96 percent and 14.0 percent in last year's fourth quarter.

     FTE net interest income was $127.7 million during the 1995 fourth quarter, an increase of 1 percent from $126.8 million for the same quarter one year ago. Net interest margin fell from 4.03% to 3.62%, reflecting rate compression in certain asset categories, a lower mix of noninterest-bearing deposits, and the relationship which existed in the markets between short and longer term rates. Average earning assets rose 12% from $12.5 billion to $14.0 billion and average loans increased by $1.5 billion or 19% with commercial loans, real estate loans and charge card outstandings being the strongest contributors to this growth. Average portfolio securities increased $226 million in fourth quarter 1995 compared to 1994, offset by a $227 million decrease in money market assets and interest bearing deposits at banks.

     Funding for the quarter's asset growth came from interest-bearing liabilities, which rose $1.6 billion from last year's fourth quarter. Average interest-bearing deposits increased $334 million, or 5 percent to $7.31 billion, reflecting increased savings and certificates of deposits as well as time deposits in foreign offices. Short-term borrowings were up $503 million or 18 percent and senior notes increased $739 million from the prior year as described in the "Liquidity and Sources of Funds" section of this Report. Noninterest-bearing supporting funds were virtually unchanged, representing 16 percent of supporting liabilities in fourth quarter 1995, down from 19 percent in the 1994 fourth quarter.

     The fourth quarter provision for credit losses of $11.6 million was up from $10.5 million provided in the fourth quarter of 1994. Net loan charge-offs during the current quarter were $11.7 million, compared to $12.9 million in the same period last year.

     In the fourth quarter of 1995, noninterest revenue increased $9.3 million or 12% to $86.3 million. Net gains from the sale of debt securities amounted to $2.8 million compared to a $0.4 million loss in the fourth quarter of 1994. Money market and bond trading profits rose $1.4 million, while other sources of noninterest income increased $4.9 million.

     Noninterest expenses for the fourth quarter of 1995 of $141.7 million were 2% higher than the comparable quarter a year ago, primarily reflecting normal salary increases and higher variable compensation attributable to substantially stronger earnings performance. FDIC insurance premiums declined by $3.1 million while other expense categories approximated last year's levels.

     Income tax expense increased $6.0 million or 48 percent, quarter to quarter, attributable to higher pretax income and a smaller tax-exempt municipal bond portfolio.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  Harris Bankcorp, Inc. and Subsidiaries

SUPPLEMENTARY DATA

Quarterly Financial Data (unaudited)
Summary of Earnings and Net Interest Income

(Fully taxable equivalent                             1995                            1994                            1993
(FTE) basis, dollars in     ------------------------------  ------------------------------  ------------------------------
millions, except per          4th     3rd     2nd     1st     4th     3rd     2nd     1st     4th     3rd     2nd     1st
share data)                   Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
--------------------------------------------------------------------------------------------------------------------------
Interest income............ $279.8  $272.1  $260.0  $252.3  $237.8  $217.8  $201.3  $177.7  $179.2  $182.4  $186.7  $185.0
Interest expense...........  155.5   151.1   140.2   134.9   117.1   101.1    87.7    72.1    72.7    74.1    77.4    75.3
                            ------------------------------  ------------------------------  ------------------------------
Net Interest Income........  124.3   121.0   119.8   117.4   120.7   116.7   113.6   105.6   106.5   108.3   109.3   109.7
FTE adjustment.............    3.4     3.9     5.0     5.4     6.1     5.9     6.0     5.8     6.0     7.3     6.1     6.1
                            ------------------------------  ------------------------------  ------------------------------
Net interest income--
 FTE basis.................  127.7   124.9   124.8   122.8   126.8   122.6   119.6   111.4   112.5   115.6   115.4   115.8
Provision for credit losses   11.6    11.0    11.8     8.6    10.5     9.0    12.0    13.4    16.6    15.5    15.3    15.5
                            ------------------------------  ------------------------------  ------------------------------
Net Interest Income after
 Provision for Credit
 Losses....................  116.1   113.9   113.0   114.2   116.3   113.6   107.6    98.0    95.9   100.1   100.1   100.3
                            ------------------------------  ------------------------------  ------------------------------
Noninterest Income
 Trust and investment
  management fees..........   36.9    38.0    36.3    38.7    36.7    36.2    37.7    37.6    38.8    36.8    37.5    35.7
 Trading account...........    2.1      .4      .7     1.9      .7      .1     (.1)   (1.2)     .2     1.1      .8     3.1
 Foreign exchange..........    4.1     2.4     3.2     4.6     4.3     4.0     5.2     6.2     5.3     4.1     7.8     7.1
 Charge card...............   11.2    10.9    10.5     9.2    10.5     9.9     8.9     8.1    10.5     9.5     8.5     8.0
 Service fees and charges..   17.9    16.2    17.5    17.7    17.7    18.5    18.5    19.0    18.5    19.6    18.9    20.8
 Securities (losses) gains.    2.8     1.7    16.8     2.1     (.4)    2.4      .1     3.1     5.5      .3     6.9      .3
 Other.....................   11.3    10.4     6.4     6.4     7.5     5.1    10.3     7.7     5.2    10.7     7.9     7.6
                            ------------------------------  ------------------------------  ------------------------------
  Total noninterest
    income.................   86.3    80.0    91.4    80.6    77.0    76.2    80.6    80.5    84.0    82.1    88.3    82.6
                            ------------------------------  ------------------------------  ------------------------------
Noninterest Expenses
 Employment................   79.8    78.9    79.3    80.2    74.1    77.2    79.6    81.7    74.5    74.3    83.7    73.2
 Net occupancy.............   11.0    11.7    12.0    11.4    11.7    11.0    11.3    11.1    11.4    12.5    11.8    11.0
 Equipment.................   11.4    10.9    10.4     9.8    11.2    10.4    10.0    10.7    11.5    10.6    10.9    10.4
 Marketing.................    6.5     6.6     6.7     5.8     6.9     5.8     6.4     5.5     7.5     5.1     5.3     4.7
 Communication and
   delivery................    5.3     5.1     5.2     4.7     4.6     4.7     4.3     4.2     4.5     4.2     4.4     4.8
 Deposit insurance.........     .8     (.3)    3.8     3.8     3.9     3.9     3.9     3.9     3.1     3.8     3.8     4.4
 Trust customer charge.....      -       -       -       -       -       -    51.3       -       -       -       -       -
 Other.....................   26.9    24.3    25.6    22.6    26.7    23.7    22.9    21.5    29.6    28.1    11.6    31.5
                            ------------------------------  ------------------------------  ------------------------------
  Total noninterest
    expenses...............  141.7   137.2   143.0   138.3   139.1   136.7   189.7   138.6   142.1   138.6   131.5   140.0
                            ------------------------------  ------------------------------  ------------------------------
FTE income (loss)--
 pretax....................   60.7    56.7    61.4    56.5    54.2    53.1    (1.5)   39.9    37.8    43.6    56.9    42.9
Applicable income taxes
 (benefit).................   18.5    17.0    18.2    16.4    12.5    13.4    (8.0)    6.7     6.8     7.3    15.4    10.4
FTE adjustment.............    3.4     3.9     5.0     5.4     6.1     5.9     6.0     5.8     6.0     7.3     6.1     6.1
                            ------------------------------  ------------------------------  ------------------------------
Income before cumulative
 effect of a change in
 accounting principle......   38.8    35.8    38.2    34.7    35.6    33.8      .5    27.4    25.0    29.0    35.4    26.4
Cumulative effect on prior
 years (to December 31,
 1992) of changing the
 accounting method for
 income taxes..............      -       -       -       -       -       -       -       -       -       -       -     1.8
                            ------------------------------  ------------------------------  ------------------------------
Net Income................. $ 38.8  $ 35.8  $ 38.2  $ 34.7  $ 35.6  $ 33.8  $   .5  $ 27.4  $ 25.0  $ 29.0  $ 35.4  $ 28.2
                            ==============================  ==============================  ==============================
Earnings per common
 share (based on average
 shares outstanding)....... $ 5.83  $ 5.36  $ 5.72  $ 5.21  $ 5.34  $ 5.07  $  .08  $ 4.11  $ 3.75  $ 4.35  $ 5.30  $ 4.24
                            ==============================  ==============================  ==============================
Net Interest Margin
 Yield on earning assets...   8.02%   8.02%   8.27%   8.18%   7.75%   7.26%   6.82%   6.33%   6.40%   6.66%   6.73%   6.99%
 Rate on supporting
  liabilities..............   4.40    4.37    4.38    4.28    3.72    3.28    2.89    2.50    2.51    2.60    2.71    2.76
                            ------------------------------  ------------------------------  ------------------------------
 Net interest margin.......   3.62%   3.65%   3.89%   3.90%   4.03%   3.98%   3.93%   3.83%   3.89%   4.06%   4.02%   4.23%
                            ==============================  ==============================  ==============================

Rows may not add to annual amounts because of rounding.

FINANCIAL STATEMENTS

Consolidated Statement of Income          Harris Bankcorp, Inc. and Subsidiaries

(dollars in thousands except per share data)        For the Years Ended December 31       1995           1994            1993
-----------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees.............................................................. $  776,226       $591,532        $512,491
Money market assets:
 Deposits at banks.................................................................     38,617         30,739          25,212
 Federal funds sold and securities purchased under agreement to resell.............     19,330         21,523          17,436
Trading account....................................................................      3,842          2,190           5,671
Securities available for sale:
 U.S. Treasury and federal agency..................................................    152,508        115,489               -
 Other.............................................................................      9,671          5,754               -
Securities held to  maturity:
 U.S. Treasury and federal agency..................................................     36,641         27,362         129,337
 State and municipal...............................................................     27,072         37,432          38,647
 Other.............................................................................        353          2,584           4,383
                                                                                    ----------       --------        --------
 Total interest income.............................................................  1,064,260        834,605         733,177
                                                                                    ----------       --------        --------
Interest Expense
Deposits...........................................................................    358,586        250,002         200,172
Short-term borrowings..............................................................    168,993        108,485          73,043
Senior notes.......................................................................     31,125              -               -
Long-term notes....................................................................     23,005         19,520          26,406
                                                                                    ----------       --------        --------
 Total interest expense............................................................    581,709        378,007         299,621
                                                                                    ----------       --------        --------

Net Interest Income................................................................    482,551        456,598         433,556
Provision for credit losses........................................................     42,995         45,040          62,835
                                                                                    ----------       --------        --------
Net Interest Income after Provision for Credit Losses..............................    439,556        411,558         370,721
                                                                                    ----------       --------        --------
Noninterest Income
Trust and investment management fees...............................................    149,979        148,094         148,809
Trading account....................................................................      5,110           (396)          5,258
Foreign exchange...................................................................     14,248         19,769          24,302
Charge card........................................................................     41,788         37,402          36,516
Service fees and charges...........................................................     69,333         73,621          77,774
Securities gains...................................................................     23,379          5,254          13,038
Other..............................................................................     34,436         30,700          31,391
                                                                                    ----------       --------        --------
 Total noninterest income..........................................................    338,273        314,444         337,088
                                                                                    ----------       --------        --------

Noninterest Expenses
Salaries and other compensation....................................................    260,539        246,200         243,739
Pension, profit sharing and other employee benefits................................     57,763         66,370          62,019
Net occupancy......................................................................     46,099         45,052          46,676
Equipment..........................................................................     42,541         42,284          43,396
Marketing..........................................................................     25,583         24,632          22,613
Communication and delivery.........................................................     20,251         17,732          17,916
Deposit insurance..................................................................      8,124         15,684          15,047
Trust customer charge..............................................................          -         51,335               -
Other..............................................................................     99,203         94,839         100,681
                                                                                    ----------       --------        --------
 Total noninterest expenses........................................................    560,103        604,128         552,087
                                                                                    ----------       --------        --------

Income before income taxes.........................................................    217,726        121,874         155,722
Applicable income taxes............................................................     70,175         24,528          39,879
                                                                                    ----------       --------        --------
 Income before cumulative effect of a change in accounting principle...............    147,551         97,346         115,843
Cumulative effect on prior years (to December 31, 1992) of changing the
 accounting method for income taxes................................................          -              -           1,782
                                                                                    ----------       --------        --------
Net Income......................................................................... $  147,551       $ 97,346        $117,625
                                                                                    ==========       ========        ========

Earnings per Common Share (based on 6,667,490 average shares outstanding)
Income before cumulative effect of a change in accounting principle................ $    22.13       $  14.60        $  17.37
Cumulative effect on prior years (to December 31, 1992) of changing the
 accounting method for income taxes................................................          -              -             .27
                                                                                    ----------       --------        --------
Net Income......................................................................... $    22.13       $  14.60        $  17.64
                                                                                    ==========       ========        ========

The accompanying notes to financial statements are an integral part of this statement.

Consolidated Statement of Condition                                                          Harris Bankcorp, Inc. and Subsidiaries


(in thousands except share data)                                                             December 31         1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.................................................................  $ 1,522,418   $ 1,399,781
Money market assets:
  Interest-bearing deposits at banks....................................................................      457,702       757,227
  Federal funds sold and securities purchased under agreement to resell.................................      179,692       404,226
Portfolio securities:
  Held to maturity (market value of $1,101,927 in 1994).................................................           --     1,107,659
  Available for sale....................................................................................    3,389,967     2,581,293
Trading account assets..................................................................................       98,638        36,067
Loans, net of unearned income of $16,091 in 1995 and $20,724 in 1994....................................    9,517,797     8,229,254
Allowance for possible credit losses....................................................................     (129,259)     (124,734)
Premises and equipment..................................................................................      225,540       221,494
Customers' liability on acceptances.....................................................................       95,326       125,113
Other assets............................................................................................      318,380       594,159
                                                                                                          -----------   -----------
  TOTAL ASSETS..........................................................................................  $15,676,201   $15,331,539
                                                                                                          ===========   ===========

LIABILITIES
Deposits in domestic offices--noninterest-bearing.......................................................  $ 3,003,088   $ 3,222,043
                            --interest-bearing..........................................................    4,859,939     4,214,273
Deposits in foreign offices--noninterest-bearing........................................................       41,004        31,903
                           --interest-bearing...........................................................    2,324,751     2,451,513
                                                                                                          -----------   -----------
      Total deposits....................................................................................   10,228,782     9,919,732
Federal funds purchased and securities sold under agreement to repurchase...............................    1,896,817     2,632,167
Commercial paper outstanding............................................................................      292,022       306,737
Short-term borrowings...................................................................................      843,049       670,362
Senior notes............................................................................................      478,000            --
Acceptances outstanding.................................................................................       95,326       125,113
Accrued interest, taxes and other expenses..............................................................      143,580       126,723
Other liabilities.......................................................................................      188,897       230,741
Long-term notes.........................................................................................      363,952       298,810
                                                                                                          -----------   -----------
    TOTAL LIABILITIES...................................................................................   14,530,425    14,310,385
                                                                                                          -----------   -----------

STOCKHOLDER'S EQUITY
Series A Non-voting Preferred stock (no par value); authorized 1,000,000 shares;
  issued and outstanding 180 shares ($1,000,000 stated value)...........................................      180,000            --
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...............................................................       53,340        53,340
Surplus.................................................................................................      203,897       203,897
Retained earnings.......................................................................................      681,468       796,617
Unrealized holding gains (losses), net of deferred taxes of $17,787 in 1995 and $(21,535) in 1994.......       27,071       (32,700)
                                                                                                          -----------   -----------
    TOTAL STOCKHOLDER'S EQUITY..........................................................................    1,145,776     1,021,154
                                                                                                          -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..........................................................  $15,676,201   $15,331,539
                                                                                                          ===========   ===========


The accompanying notes to financial statements are an integral part of this statement.

                                       35


Statement of Changes in Stockholder's Equity                    Harris Bankcorp, Inc. (Consolidated and Parent Company only)


                                                                                                 Unrealized           Total
                                         Preferred      Common                   Retained     Holding Gains    Stockholders
(in thousands except per share data)         Stock       Stock      Surplus      Earnings          (Losses)          Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992............  $     --      $53,340    $203,897     $ 672,954         $      --      $  930,191
 Net income.............................        --           --          --       117,625                --         117,625
 Dividends ($8.48 per share)............        --           --          --       (56,570)               --         (56,570)
 Implementation of change in
  accounting for marketable debt
  and equity securities, net of
  tax effect of $17,441.................        --           --          --            --            26,426          26,426
                                          --------      -------    --------     ---------         ---------      ----------
Balance at December 31, 1993............        --       53,340     203,897       734,009            26,426       1,017,672
 Net income.............................        --           --          --        97,346                --          97,346
 Dividends ($5.21 per share)............        --           --          --       (34,738)               --         (34,738)
 Change in unrealized holding gains
  (losses) on available for sale
  securities, net of tax effect of
  $(38,976).............................        --           --          --            --           (59,126)        (59,126)
                                          --------      -------    --------     ---------         ---------      ----------
Balance at December 31, 1994............        --       53,340     203,897       796,617           (32,700)      1,021,154
 Issuance of preferred stock............   180,000           --          --            --                --         180,000
 Net income.............................        --           --          --       147,551                --         147,551
 Dividends ($39.40 per common share)....        --           --          --      (262,700)               --        (262,700)
 Change in unrealized holding gains
 (losses) on available for sale
 securities, net of tax effect of
 ($39,322)..............................        --           --          --            --            59,771          59,771
                                          --------      -------    --------     ---------          --------      ----------
Balance at December 31, 1995............  $180,000      $53,340    $203,897     $ 681,468          $ 27,071      $1,145,776
                                          ========      =======    ========     =========          ========      ==========


Consolidated Statement of Cash Flows                                                  Harris Bankcorp, Inc. and Subsidiaries

(in thousands)                                     For the Years Ended December 31          1995          1994          1993
----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income.......................................................................   $   147,551   $    97,346   $   117,625

 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses.....................................................        42,995        45,040        62,835
  Depreciation and amortization, including intangibles............................        48,492        49,873        52,686
  Deferred tax benefit............................................................        (1,380)       (3,818)      (12,829)
  Gain on sales of portfolio securities...........................................       (23,379)       (5,254)      (13,038)
  Trading account net cash (purchases) sales......................................       (62,571)       13,994        (5,377)
  (Increase) decrease in interest receivable......................................          (243)      (40,721)       15,759
  Increase (decrease) in interest payable.........................................         8,270         9,403        (6,535)
  (Increase) decrease in loans held for sale......................................       (21,314)      245,445      (101,287)
  Other, net......................................................................        43,912       (18,673)        4,588
                                                                                     -----------   -----------   -----------
    Net cash provided by operating activities.....................................       182,333       392,635       114,427
                                                                                     -----------   -----------   -----------

Investing Activities:
  Net decrease (increase) in interest-bearing deposits at banks....................      299,525      (229,747)      405,395
  Net decrease (increase) in Federal funds sold and securities purchased
    under agreement to resell......................................................      224,534        98,304      (304,964)
  Proceeds from sales of securities held to maturity...............................            -             -       211,371
  Proceeds from maturities of securities held to maturity..........................      713,897       482,378     4,878,735
  Purchases of securities held to maturity.........................................     (445,371)     (842,817)   (5,628,180)
  Proceeds from sales of securities available for sale.............................    2,025,099       146,114             -
  Proceeds from maturities of securities available for sale........................    5,219,361     4,198,226             -
  Purchases of securities available for sale.......................................   (7,091,515)   (4,595,187)            -
  Net increase in loans............................................................   (1,305,639)     (822,724)     (581,091)
  Proceeds from sales of premises and equipment....................................       28,270        42,045        41,301
  Purchases of premises and equipment..............................................      (72,501)      (76,174)      (81,479)
  Other, net.......................................................................      152,672         1,969        46,127
                                                                                     -----------   -----------   -----------
  Net cash used by investing activities............................................     (251,668)   (1,597,613)   (1,012,785)
                                                                                     -----------   -----------   -----------
Financing Activities:
  Net increase in deposits.........................................................      309,050       543,861       599,137
  Net (decrease) increase in Federal funds purchased and securities sold under
   agreement to repurchase.........................................................     (735,350)      771,106       (55,558)
  Net (decrease) increase in commercial paper outstanding..........................      (14,715)      (19,531)       39,123
  Net increase in other short-term borrowings......................................      172,687       211,170       138,095
  Proceeds from issuance of senior notes...........................................    2,978,345             -             -
  Repayment of senior notes........................................................   (2,500,345)            -             -
  Proceeds from issuance of long-term notes........................................       65,000             -             -
  Repayment of long-term notes.....................................................            -             -          (250)
  Proceeds from issuance of preferred stock........................................      180,000             -             -
  Cash component of dividend-in-kind of Harris Futures Corporation.................            -             -        (1,331)
  Cash dividends paid on common stock..............................................     (262,700)      (34,738)      (49,355)
                                                                                     -----------   -----------   -----------
    Net cash provided by financing activities......................................      191,972     1,471,868       669,861
                                                                                     -----------   -----------   -----------
  Net  increase (decrease) in cash and demand balances due from banks..............      122,637       266,890      (228,497)

  Cash and demand balances due from banks at January 1.............................    1,399,781     1,132,891     1,361,388
                                                                                     -----------   -----------   -----------
  Cash and demand balances due from banks at December 31...........................  $ 1,522,418   $ 1,399,781   $ 1,132,891
                                                                                     ===========   ===========   ===========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized).............................................  $   573,439   $   368,605   $   319,227
  Income taxes.....................................................................       74,269        34,047   $    35,058

The accompanying notes to financial statements are an integral part of this statement.

Notes to Financial Statements

1. Summary Of Significant Accounting Policies

Principles of consolidation and nature of operations

Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation, is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a Delaware corporation and a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Financial Statements, the term "Corporation" refers to Bankcorp and subsidiaries.

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

     The Corporation provides banking, trust and other services domestically and internationally through 14 bank and 17 active nonbank subsidiaries. HTSB and the Corporation's other banking and non-bank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

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

     Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior-period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Corporation's Consolidated Statement of Income as of December 31, 1993, from adopting SFAS No. 115. However, the December 31, 1993 balance of stockholder's equity was increased by $26.4 million (net of $17.4 million in deferred taxes) to reflect the net unrealized holding gains on securities classified as available for sale which were previously carried at amortized cost or lower of cost or market. On December 29, 1995, the Corporation transferred all held-to-maturity securities to available for sale. See Note 2 on page 41 for further information.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of portfolio securities sales, are included in securities gains and losses, with the cost of securities sold determined on the specific identification basis.

Loans, loan fees and commitment fees

Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1995 and 1994, the Corporation's Consolidated Statement of Condition included approximately $13.8 million and $11.0 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Corporation will originate loans with the intention of selling them in the secondary market. These loans are carried at the lower of original cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized, and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

     Commercial and real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the past due amount is in process of collection. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Corporation expects to collect the entire principal balance of the loan. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

     Commercial and real estate loans are charged off when, in management's opinion, the loan is deemed uncollectible. Charge card and consumer installment loans are charged off when 150 and 180 days past due, respectively. Accrued interest on these loans is charged to interest income. Such loans are not normally placed on nonaccrual status.

     Loan commitments and letters of credit are executory contracts and are not reflected on the Corporation's Consolidated Statement of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     During the first quarter of 1995, the Corporation adopted SFAS No. 114-Accounting by Creditors for Impairment of a Loan and SFAS No. 118-Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily charge card, residential real estate and consumer installment loans, are excluded from the scope of these Statements. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible credit losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these Statements did not have a material impact on the Corporation's net income or financial position.

Allowance for possible credit losses

The allowance for possible credit losses is maintained at a level considered adequate to provide for potential credit losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for credit losses is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, credit losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

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

     The Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, in the first quarter of 1994. As required by the Statement, postemployment benefits provided to former or inactive employees after employment but before retirement are accrued in accordance with SFAS No. 43, Accounting for Compensated Absences, if they meet the conditions for accrual of compensated absences. Otherwise, postemployment benefits are accrued or disclosed in accordance with SFAS No. 5, Accounting for Contingencies. The effect of initially adopting SFAS No. 112 was not material.

Cash flows

On December 29, 1995, the Corporation transferred all held to maturity securities to available for sale. See Note 2 on page 41 for further information. On December 31, 1993, the Corporation adopted SFAS No. 115-Accounting for Certain Investments in Debt and Equity Securities. In compliance with this Statement, portfolio securities designated as available for sale were marked to market on the Corporation's Consolidated Statement of Condition. On July 1, 1993, the Corporation paid a $7.2 million dividend-in-kind to Bankmont related to the transfer of Harris Futures Corporation. Non-cash portions of these transactions were excluded from the Corporation's Consolidated Statement of Cash Flows.

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

Management's estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts within the consolidated financial statements of the Corporation requiring significant management judgment include: provision and allowance for possible credit losses, income taxes, pension cost, post employment benefits, fair values and temporary
- vs - other than temporary impairment.

2. Portfolio Securities

The amortized cost and estimated market value of "held to maturity" and "available for sale" securities were as follows:

                                                           December 31, 1995                                 December 31, 1994
                             -----------------------------------------------   -----------------------------------------------
                              Amortized  Unrealized  Unrealized         Fair    Amortized  Unrealized  Unrealized         Fair
(in thousands)                     Cost       Gains      Losses        Value         Cost       Gains      Losses        Value
------------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. Treasury..............  $        -    $      -      $    -   $        -   $  536,480     $    16     $13,163   $  523,333
Federal agency.............           -           -           -            -       68,278          29       3,055       65,252
State and municipal........           -           -           -            -      466,965      16,310       3,983      479,292
Other, including Federal
 Reserve Bank stock........           -           -           -            -       35,936          39       1,925       34,050
  Total securities                                                             ----------     -------     -------   ----------
    held to maturity.......           -           -           -            -    1,107,659      16,394      22,126    1,101,927
                                                                               ----------     -------     -------   ----------
Available for Sale:
U.S. Treasury..............   1,189,605      15,967         405    1,205,167    1,480,278         788      37,897    1,443,169
Federal agency.............   1,726,694      15,968       2,084    1,740,578    1,055,709         118      17,367    1,038,460
State and municipal........     294,120      14,973         288      308,805       12,114           1         198       11,917
Other......................     134,690         929         202      135,417       87,427         843         523       87,747
                             ----------     -------      ------   ----------   ----------     -------     -------   ----------
  Total securities
    available for sale.....   3,345,109      47,837       2,979    3,389,967    2,635,528       1,750      55,985    2,581,293
                             ----------     -------      ------   ----------   ----------     -------     -------   ----------
Total portfolio securities.  $3,345,109     $47,837      $2,979   $3,389,967   $3,743,187     $18,144     $78,111   $3,683,220
                             ==========     =======      ======   ==========   ==========     =======     =======   ==========

  At December 31, 1995 and 1994, portfolio and trading account securities having a par value of $1.7 billion and $2.7 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $1.1 billion and $1.4 billion were sold under agreement to repurchase at December 31, 1995 and 1994, respectively.

  On November 15, 1995, the FASB issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with that report, the Corporation conducted a one-time reassessment of the classifications of securities held. As a result, the Corporation reclassified all held-to-maturity securities to available-for-sale on December 29, 1995. The amortized cost of the transferred securities was $839 million and the related unrealized holding gain was $20 million.

  The amortized cost and estimated market value of available-for-sale securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized        Fair
(in thousands)                         December 31, 1995        Cost       Value
--------------------------------------------------------------------------------
Maturities:
 Within 1 year..........................................  $1,296,068  $1,297,331
 1 to 5 years...........................................   1,017,482   1,037,136
 5 to 10 years..........................................     459,654     470,801
 Over 10 years..........................................     478,594     488,555
Other securities without stated maturity................      93,311      96,144
                                                          ----------  ----------
    Total securities....................................  $3,345,109  $3,389,967
                                                          ==========  ==========

     In 1995 and 1994, proceeds from the sale of securities available for sale amounted to $2,025 million and $146 million. Proceeds from sales of portfolio securities during 1993 were $211 million. Gross gains of $26,284,000 and gross losses of $2,905,000 were realized on these sales in 1995, while gains of $6,032,000 and losses of $778,000 were realized in 1994, and gains of $13,204,000 and losses of $166,000 were realized in 1993. Net unrealized holding gain or loss on trading securities included in earnings during 1995 changed by $833,000 from an unrealized loss of $72,000 at December 31, 1994 to an unrealized gain of $761,000 at December 31, 1995.

3. Loans

The following table summarizes loan balances by category:


(in thousands)                                                                               December 31        1995          1994
----------------------------------------------------------------------------------------------------------------------------------
Domestic loans:
  Commercial, financial, agricultural, brokers and dealers..............................................  $5,564,489    $4,844,124
  Real estate construction..............................................................................     195,699       175,542
  Real estate mortgages.................................................................................   1,996,670     1,627,492
  Installment...........................................................................................     478,441       436,748
  Charge card...........................................................................................   1,095,897       898,315
Foreign loans:
  Governments and official institutions.................................................................         984           984
  Banks and other financial institutions................................................................     160,808       250,563
  Other, primarily commercial and industrial............................................................      40,900        16,210
                                                                                                          ----------    ----------
    Total loans.........................................................................................   9,533,888     8,249,978
Less unearned income....................................................................................      16,091        20,724
                                                                                                          ----------    ----------
    Loans, net of unearned income.......................................................................   9,517,797     8,229,254
Less allowance for possible credit losses...............................................................     129,259       124,734
                                                                                                          ----------    ----------
      Loans, net of allowance for possible credit losses................................................  $9,388,538    $8,104,520
                                                                                                          ==========    ==========

      The Corporation had approximately $103 million and $82 million of loans classified as held for sale at December 31, 1995 and 1994, respectively. Approximately 80 percent and 58 percent of these respective amounts were real estate mortgages

      Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

(in thousands)                                                                          December 31      1995        1994       1993
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans...................................................................................   $50,503     $83,803   $ 91,131
Restructured loans.................................................................................     2,059       2,889      3,262
                                                                                                      -------     -------   --------
    Total nonperforming loans......................................................................    52,562      86,692     94,393
Other assets received in satisfaction of debt......................................................     2,470       8,071     19,000
                                                                                                      -------     -------   --------
    Total nonperforming assets.....................................................................   $55,032     $94,763   $113,393
                                                                                                      =======     =======   ========
Gross amount of interest income that would have been recorded if year-end nonperforming
 loans had been accruing interest at their original terms..........................................   $ 4,500     $ 5,278   $  6,292
Interest income actually recognized................................................................     1,572       1,348      2,569
                                                                                                      -------     -------   --------
  Interest shortfall, before consideration of any income tax effect................................     2,928     $ 3,930   $  3,723
                                                                                                      =======     =======   ========

  At December 31, 1995 and 1994, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets. Additional information on foreign outstandings is provided in the Foreign Outstandings section on page 26 of this Report.

4. Allowance For Possible Credit Losses
The changes in the allowance for possible credit losses were as follows:

(in thousands)                                      Years Ended December 31      1995                    1994                  1993
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year.................................................  $124,734                $131,676              $130,123
                                                                             --------                --------              --------
Charge-offs................................................................   (61,967)                (69,906)              (82,128)
Recoveries.................................................................    23,497                  17,924                20,846
                                                                             --------                --------              --------
 Net charge-offs...........................................................   (38,470)                (51,982)              (61,282)
Provisions charged to operations...........................................    42,995                  45,040                62,835
                                                                             --------                --------              --------
Balance, end of year......................................................   $129,259                $124,734              $131,676
                                                                             ========                ========              ========

Details on impaired loans and related allowance are as follows:

                                                                             Impaired Loans         Impaired Loans
                                                                         For Which There Is     For Which There Is    Total Impaired
(in thousands)                                 December 31, 1995        A Related Allowance   No Related Allowance             Loans
------------------------------------------------------------------------------------------------------------------------------------
Balance.........................................................                    $19,820                $30,683           $50,503
Related allowance...............................................                     12,967                      -            12,967
                                                                                    -------                -------           -------
Balance, net of allowance.......................................                    $ 6,853                $30,683           $37,536
                                                                                    =======                =======           =======

(in thousands)                                                                               Year Ended December 31             1995
------------------------------------------------------------------------------------------------------------------------------------
Average impaired loans.............................................................................................          $67,874
                                                                                                                             =======
Total interest income on impaired loans............................................................................          $ 1,572
                                                                                                                             =======
Interest income on impaired loans recorded on a cash basis.........................................................          $ 1,572
                                                                                                                             =======

5. Premises And Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is stated below:

(in thousands)                              December 31         1995       1994
-------------------------------------------------------------------------------
Land                                                        $ 28,039   $ 26,148
Premises...............................................      266,815    260,283
Equipment..............................................      255,271    238,348
Leasehold improvements.................................       27,731     24,077
                                                            --------   --------
    Total..............................................      577,856    548,856
Accumulated depreciation and amortization..............      352,316    327,362
                                                            --------   --------
    Premises and equipment.............................     $225,540   $221,494
                                                            ========   ========

     The provision for depreciation and amortization was $39,142,000 in 1995, $39,524,000 in 1994, and $41,018,000 in 1993.

     In 1990 and 1991, HTSB purchased a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred, pending strategic clarification as to the appropriate size and functional characteristics of this facility.

     During the second quarter of 1992, management determined that a writedown was necessary because of the uncertainty of proceeding with this project in the near future. Therefore, all capitalized expenditures associated with this project, totaling $8.8 million were written off. In addition, the land was written down by $3.0 million, leaving the Corporation's December 31, 1995 and 1994 Consolidated Statement of Condition reflecting a value of $8.5 million for this property.

6. Short, Medium and Long-Term Notes and Unused Lines Of Credit

The following table summarizes the Corporation's long-term notes:

(in thousands)                                                    December 31      1995      1994
-------------------------------------------------------------------------------------------------
 Fixed rate 9 3/8% subordinated notes due June 1, 2001 ($100,000 par value)..  $ 98,952  $ 98,810
 Floating rate subordinated note to Bankmont due March 31, 2005..............    50,000    50,000
 Floating rate subordinated note to Bankmont due December 1, 2006............    50,000    50,000
 Floating rate subordinated note to Bankmont due December 1, 2004............   100,000   100,000
 Fixed rate 6 1/2% subordinated note to Bankmont due December 27, 2007.......    65,000        --
                                                                               --------  --------
    Total....................................................................  $363,952  $298,810
                                                                               ========  ========

     On December 27, 1995 in connection with a capital restructuring, Bankcorp issued a $65 million par value 6-1/2% subordinated note to Bankmont that matures on December 27, 2007. All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1995, 180 day LIBOR stood at 5.51 percent.

     In connection with the issuance of commercial paper and for other corporate purposes, Bankcorp has a revolving credit agreement with a group of five nonaffiliated banks and BMO. On December 18, 1995, this revolving credit agreement was amended to increase the credit limit from $130 million to $150 million and to extend the maturity date to December 18, 1999. There were no borrowings under this credit agreement during 1995 or 1994.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 1995, $478 million of short-term notes were outstanding with maturities and interest rates ranging from 29 to 180 days and 5.50 to 5.79 percent, respectively. There were no outstandings under this program at December 31, 1994.

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

     A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, charge card, consumer and home equity, were assumed to be the same as book value as the loans' interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. A fair-value discount related to nonperforming loans included in the above categories, along with a discount for future credit risk throughout the portfolio, was based on an analysis of expected and unidentified future losses. Accordingly, the fair value estimate for total loans was reduced by these discounts, which in total approximated the allowance for possible credit losses on the Corporation's Consolidated Statement of Condition. Additionally, management considered appraisal values of collateral when nonperforming loans were secured by real estate.

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

     The estimated fair values of the Corporation's financial instruments at December 31, 1995 and 1994 are presented in the following table. See Note 8 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                   1995                        1994
                                               ------------------------   -------------------------
                                                 Carrying          Fair      Carrying          Fair
(in thousands)                  December 31         Value         Value         Value         Value
---------------------------------------------------------------------------------------------------
Assets
Cash and demand balances due from banks....   $ 1,522,418   $ 1,522,418   $ 1,399,781   $ 1,399,781
Money market assets:
 Interest-bearing deposits at banks........       457,702       457,702       757,227       757,227
 Federal funds sold and securities
  purchased under agreement to resell......       179,692       179,692       404,226       404,226
Portfolio securities:
 Held to maturity..........................             -             -     1,107,659     1,101,927
 Available for sale........................     3,389,967     3,389,967     2,581,293     2,581,293
Trading account assets.....................        98,638        98,638        36,067        36,067
Loans, net of unearned income and
 allowance for possible credit losses......     9,388,538     9,391,070     8,104,520     8,093,360
Customers' liability on acceptances........        95,326        95,326       125,113       125,113
                                              -----------   -----------   -----------   -----------
   Total on-balance-sheet financial assets.   $15,132,281   $15,134,813   $14,515,886   $14,498,994
                                              ===========   ===========   ===========   ===========
Liabilities
Deposits:
 Demand deposits...........................   $ 5,638,268   $ 5,638,268   $ 5,849,935   $ 5,849,935
 Time deposits.............................     4,590,514     4,596,441     4,069,797     4,069,834
Federal funds purchased and securities sold
 under agreement to repurchase.............     1,896,817     1,896,817     2,632,167     2,632,167
Commercial paper outstanding...............       292,022       292,022       306,737       306,737
Other short-term borrowings................       843,049       843,049       670,362       670,362
Acceptances outstanding....................        95,326        95,326       125,113       125,113
Senior notes...............................       478,000       478,000             -             -
Long-term notes............................       363,952       379,819       298,810       302,483
   Total on-balance-sheet financial           -----------   -----------   -----------   -----------
    liabilities............................   $14,197,948   $14,219,743   $13,952,921   $13,956,631
                                              ===========   ===========   ===========   ===========
Off-Balance-Sheet Financial Instruments
 (positive positions/(obligations))
Credit facilities..........................   $   (13,753)  $   (13,753)  $   (11,013)  $   (11,013)
Interest rate contracts:
 Dealer and trading contracts                       1,041         1,041         2,786         2,786
 Risk management contracts.................        (5,521)      (11,784)       (8,783)      (16,448)
Foreign exchange contracts:
 Dealer contracts..........................             -             -       (15,656)      (15,656)
   Total off-balance-sheet financial          -----------   -----------   -----------   -----------
    instrument.............................   $   (18,233)  $   (24,496)  $   (32,666)  $   (40,331)
                                              ===========   ===========   ===========   ===========

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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $8.20 billion and $7.43 billion at December 31, 1995 and 1994, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1995, totaled $244 million and at December 31, 1994, totaled $217 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.59 billion at December 31, 1995 and $1.23 billion at December 31, 1994. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $270 million at December 31, 1995 and $168 million at December 31, 1994.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $131 million at December 31, 1995 and $148 million at December 31, 1994.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $13.8 million at December 31, 1995 and $11.0 million at December 31, 1994.

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

                                          Contractual or                Maximum
                                                Notional            Replacement
                                                  Amount                   Cost
                              -------------------------------------------------
(in thousands) December 31          1995            1994      1995         1994
-------------------------------------------------------------------------------
Interest Rate Contracts:
 Futures and forwards.....    $   56,175      $  490,499   $     -      $    69
 Forward rate agreements..         5,000       1,006,000         2        1,609
 Options written..........             -         275,000         -            -
 Options purchased........             -         325,000         -          161
 Guarantees written.......     1,632,121         930,143         -            -
 Guarantees purchased.....     1,638,157         879,684     5,801       16,921
 Swaps....................       876,320       1,155,165    12,585       14,074

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1995 and 1994:

                                               1995            1995            1994            1994
                                      -------------------------------------------------------------
                                      End of Period         Average   End of Period         Average
                                             Assets          Assets          Assets          Assets
(in thousands)                        (Liabilities)   (Liabilities)   (Liabilities)   (Liabilities)
---------------------------------------------------------------------------------------------------
Interest Rate Contracts:
 Futures and forwards
  Unrealized gains...................      $      -        $     -         $     69       $     35
  Unrealized losses..................             -              -              (34)           (19)
 Forward rate agreements
  Unrealized gains...................             2            357            1,609            142
  Unrealized losses..................             -           (284)            (451)          (303)
 Options
  Purchased..........................             -            228              161             60
  Written............................             -           (164)             (11)           (28)
 Guarantees
  Purchased..........................         5,801          7,867           16,921         11,385
  Written............................        (5,789)        (7,987)         (17,623)       (11,870)
 Swaps
  Unrealized gains...................        12,585          9,806           14,074         11,821
  Unrealized losses..................       (11,558)        (8,624)         (11,929)       (10,003)
                                           --------        -------         --------       --------
     Total Interest Rate Contracts...      $  1,041        $ 1,199         $  2,786       $  1,220
                                           ========        =======         ========       ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1995, 1994 and 1993 are summarized below:

                                              Gains       Gains        Gains
                                            (Losses)    (Losses)     (Losses)
(in thousands)   Years Ended December 31       1995        1994         1993
----------------------------------------------------------------------------
Interest Rate Contracts:
 Futures and forwards...................    $(1,462)     $1,020      $(6,156)
 Forward rate agreements................       (285)       (628)         228
 Options................................       (545)       (224)         (12)
 Guarantees.............................        988        (134)         441
 Swaps..................................        603         279          511
Debt Instruments........................      5,811        (709)      10,246
                                            -------      ------      -------
    Total Trading Revenue...............    $ 5,110      $ (396)     $ 5,258
                                            =======      ======      =======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps as of December 31, 1995:


                                                                                          1995
                                    -----------------------------------------------------------
                                          Within     1 to 3     3 to 5     5 to 10
(in thousands)          December 31       1 year      years      years      years      Total
-----------------------------------------------------------------------------------------------
Pay Fixed Swaps:
 Notional amount.....................    $ 98,153   $200,914   $123,100    $ 5,723    $427,890
 Average pay rate....................        6.24%      6.11%      6.47%      7.10%       6.26%
 Average receive rate................        4.15%      5.64%      5.79%      5.97%       5.35%
Receive Fixed Swaps:
 Notional amount.....................    $104,493   $199,114   $123,100    $ 5,723    $432,430
 Average pay rate....................        4.16%      5.67%      5.79%      5.97%       5.34%
 Average receive rate................        6.05%      6.21%      6.58%      7.16%       6.29%
Basis swaps:
 Notional amount.....................    $ 16,000          -          -          -    $ 16,000
 Average pay rate....................        6.12%         -          -          -        6.12%
 Average receive rate................        6.24%         -          -          -        6.24%
    Total notional amount............    $218,646   $400,028   $246,200    $11,446    $876,320

Risk management activity

In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. During 1995 and 1994, interest rate swaps were primarily used to alter the character of funds supporting the municipal bond portfolio and the senior note program. The Corporation had $281 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1995 with a fair value of $(11.8) million and a replacement cost of zero. At December 31, 1994, the Corporation had $497 million notional amount of swap contracts outstanding with a fair value of $(16.4) million and a replacement cost of $263 thousand. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled zero and $6.3 million, respectively, at December 31, 1995 and $134 thousand and $7.8 million, respectively, at December 31, 1994. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 1995 or 1994. There were no deferred gains or losses on terminated contracts at December 31, 1995 or 1994.

     The following table summarizes swap activity for risk management purposes during 1995 and 1994:

                                                                       Notional
(in thousands)                                                          Amount
-------------------------------------------------------------------------------
Amount, December 31, 1993...........................................  $ 716,750
Additions...........................................................     66,381
Maturities..........................................................   (231,278)
Terminations........................................................    (55,000)
                                                                      ---------
Amount, December 31, 1994...........................................    496,853
Additions...........................................................    609,406
Maturities..........................................................   (475,226)
Terminations........................................................   (350,000)
                                                                      ---------
Amount, December 31, 1995...........................................  $ 281,033
                                                                      =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management as of December 31, 1995:

                                                                                          1995
                                    -----------------------------------------------------------
                                          Within     1 to 3     3 to 5     5 to 10
(in thousands)          December 31       1 year      years      years      years      Total
-----------------------------------------------------------------------------------------------
Pay Fixed Swaps:
 Notional amount.....................    $ 80,000    $31,000    $35,357    $34,676   $181,033
 Average pay rate....................        9.96%     10.60%      6.32%      7.05%      8.80%
 Average receive rate................        5.82%      5.76%      5.71%      5.81%      5.79%
Basis swaps:
 Notional amount.....................    $100,000          -          -          -   $100,000
 Average pay rate....................        6.43%         -          -          -       6.43%
 Average receive rate................        5.94%         -          -          -       5.94%
  Total notional amount..............    $180,000    $31,000    $35,357    $34,676   $281,033

Foreign exchange contracts
Dealer activity

The Corporation is also a dealer in foreign exchange, having a significant presence in the marketplace. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. Effective April 3, 1995, the Corporation and BMO agreed to combine their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit will be shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. This agreement did not have a material impact on the Corporation's 1995 net income or financial position at December 31, 1995.

     At December 31, 1995, approximately two-thirds of the Corporation's gross notional positions in foreign currency contracts are represented by five currencies: English pounds, German deutsche marks, Canadian dollars, Japanese yen and French francs.

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

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                              Contractual                             Maximum
                                                              or Notional                         Replacement
                                                                   Amount                                Cost
                                            ------------------------------------------------------------------
(in thousands)                 December 31           1995            1994               1995             1994
--------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts:
 Spot, futures and forwards...............     $4,786,883     $12,822,530           $ 45,100         $133,768
 Options written..........................         85,551         769,916                 --               --
 Options purchased........................         85,551         769,916              1,386           13,896

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1995 and 1994:

                                                     1995            1995               1994             1994
                                            ------------------------------------------------------------------
                                            End of Period         Average      End of period          Average
                                                   Assets          Assets             Assets           Assets
(in thousands)                               (Liabilities)   (Liabilities)      (Liabilities)    (Liabilities)
--------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts:
Spot, futures and forwards
 Unrealized gains.........................       $ 45,100       $ 137,511          $ 133,768        $ 225,626
 Unrealized losses........................        (45,100)       (139,447)          (149,424)        (222,408)
Options
 Purchased................................          1,386           6,301             13,896           22,349
 Written..................................         (1,386)         (6,301)           (13,896)         (22,043)
                                                 --------       ---------          ---------        ---------
Total Foreign Exchange....................       $     --       $  (1,936)         $ (15,656)       $   3,524
                                                 ========       =========          =========        =========

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1995, 1994 and 1993 are summarized below. 1995 net foreign exchange gains include $8.8 million of net profit under the aforementioned agreement with BMO.

                                                                     Gains              Gains            Gains
                                                                  (Losses)           (Losses)         (Losses)
                                                                  --------------------------------------------
(in thousands)                    Years ended December 31             1995               1994             1993
--------------------------------------------------------------------------------------------------------------
 Spot, futures and forwards.............................           $14,290            $19,567          $25,046
 Options................................................               (42)               202             (744)
                                                                   -------            -------          -------
  Total Foreign Exchange................................           $14,248            $19,769          $24,302
                                                                   =======            =======          =======

Securities activities

The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting, short selling and indemnified lending of securities held in trust.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $15.5 million at December 31, 1995 and $14.6 million at December 31, 1994.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 1995 and a short position of $10 million at December 31, 1994.

     Securities lending, a service the Corporation provides to master trust and institutional custody customers, exposes the Corporation to off-balance-sheet credit risk when it indemnifies its customers against the risks of borrower default. Risks are minimized by lending to approved brokers and dealers, up to a lending limit established for each broker, and by obtaining collateral in excess of the value of the loan. Collateral is typically cash, U.S. Government securities or letters of credit from approved banks. The value of the collateral is monitored daily and additional collateral is obtained when deemed necessary. Highly liquid collateral, such as cash and U.S. Government securities, typically represents over 95 percent of the collateral held by the Corporation. The Corporation's maximum risk of accounting loss is represented by the amount of securities lent under indemnification, which totaled $1.04 billion at December 31, 1995 and $2.09 billion at December 31, 1994.

9. Concentrations Of Credit Risk In Financial Instruments

The Corporation had four concentrations of credit risk arising from financial instruments at December 31, 1995 and 1994. These concentrations were the Midwest geographic area, individuals, brokers and dealers, and commercial banks. Each concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $12.8 billion or 49 percent of the Corporation's total credit exposure at December 31, 1995 and $12.1 billion or 47 percent of the Corporation's total credit exposure at December 31, 1994.

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

     The Corporation's maximum risk of accounting loss, should all individual customers fail to perform according to contract terms and all available collateral prove to be worthless, was approximately $5.7 billion or 22 percent of the Corporation's total credit exposure at December 31, 1995 and $5.2 billion or 20 percent of the Corporation's total credit exposure at December 31, 1994.

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

     The Corporation's maximum risk of accounting loss, should brokers and dealers fail to fulfill their contractual obligations and all collateral prove to be worthless, was approximately $1.8 billion or 7 percent of the Corporation's total credit exposure at December 31, 1995 and $3.1 billion or 12 percent of the Corporation's total credit exposure at December 31, 1994.

Commercial banks

The Corporation has credit exposure to the domestic and international banking industry through its participation in check clearing, international banking transactions, foreign exchange transactions, Eurodollar investing and through correspondent banking services including Federal fund loans and standby letter of credit guarantees. Generally, collateral is not held to support credit exposure to banks, although risks are mitigated since durations are short, investments are highly liquid, and counterparties are geographically diverse. The Corporation's maximum risk of accounting loss, should all commercial banks fail to fulfill their contractual obligations, was approximately $2.0 billion or 8 percent of the Corporation's total credit exposure at December 31, 1995 and $2.8 billion or 11 percent of the Corporation's total credit exposure at December 31, 1994.

10. Retirement And Other Postemployment Plans

The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1995. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1995. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities. In 1995, the Corporation prospectively expanded the definition of qualifying compensation and reduced the rate used to compute retirement benefits. The estimated net cost savings generated by these changes is $2.28 million in 1995.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1994, the minimum and maximum deductible contribution were both zero as a result of the full funding limitation. For 1995 and 1993, cumulative contributions were greater than the amount recorded as pension expense for financial reporting purposes.

     In 1995, the Corporation changed mortality rates from the 1984 Unisex Pensioner Mortality Table to the 1983 Group Annuity Mortality Table in accordance with the Retirement Protection Act of 1994. In addition, the assumption regarding future annual increases were modified as follows: the wage base was decreased from 6% to 5% and the Consumer Price Index was reduced by 1% at each age. These changes had no material effect on 1995 pension expense. In 1994, the Corporation elected to change the measurement date for plan assets and liabilities from December 31 to September 30. The change had no material effect on 1994 or prior years' pension expense.

(in thousands)                                           Years Ended December 31         1995***       1994**      1993
-----------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits of $145,430 in 1995,
  $105,804 in 1994, and $125,726 in 1993.........................................   $ 162,325     $ 122,357   $ 143,111
                                                                                    =========     =========   =========
Projected benefit obligation for service rendered to date.......................    $(212,772)    $(172,016)  $(206,048)
Plan assets at fair value*......................................................      206,539       187,249     211,380
                                                                                    ---------     ---------   ---------
Excess of plan assets over projected benefit obligation.........................       (6,233)       15,233       5,332
Unrecognized net (gain) loss from past experience different from that assumed
 and effects of changes in assumptions..........................................       17,401        (3,416)     11,331
Prior service cost not yet recognized in net periodic pension cost..............       (8,797)       (4,221)       (286)
Unrecognized net asset at December 31 being recognized over 16.3 years
 from January 1, 1986...........................................................       (2,222)       (2,577)     (3,045)
Contributions made between measurement date (September 30) and end of year......        7,827             -           -
                                                                                    ---------     ---------   ---------
 Prepaid pension cost...........................................................    $   7,976     $   5,019   $  13,332
                                                                                    =========     =========   =========
Assumptions used:
 Discount rate..................................................................         7.25%         7.75%       7.25%
 Rate of increase in compensation...............................................         5.70%         6.60%       6.60%
 Expected long-term asset return................................................         8.00%         8.00%       8.00%

   *Plan assets consist primarily of participating units in collective trust funds administered by HTSB, along with U.S. Government bonds.
  **Plan assets and obligations measured as of September 30, 1994.
 ***Plan assets and obligations measured as of September 30, 1995.

    Net pension expense included the following components for the primary plan:

(in thousands)                                             Years Ended December 31       1995        1994       1993
--------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period....................................   $  7,659    $ 10,796   $  9,453
Interest cost on projected benefit obligation.....................................     13,718      13,526     13,278
Actual return on plan assets......................................................    (32,128)      1,368    (26,778)
Net amortization and deferral.....................................................     16,271     (17,460)    12,369
                                                                                     --------    --------   --------
 Net periodic pension expense.....................................................   $  5,520    $  8,230   $  8,322
                                                                                     ========    ========   ========

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

(in thousands)                      Years Ended December 31   1995      1994      1993
----------------------------------------------------------------------------------------
Accumulated benefit obligation.............................  $ 5,871   $ 7,703   $ 8,944
Projected benefit obligation for service rendered to date..   14,543    19,573    15,425
Accrued pension liability..................................    7,599     6,138     8,944
Net periodic pension expense...............................    4,256     6,983     5,491

Assumptions used:
  Discount rate............................................     5.25%     5.75%     5.00%
  Rate of increase in compensation.........................     5.70%     6.60%     6.60%

     During 1995, 1994 and 1993, the Corporation's lump-sum benefit payments to retirees resulted in settlement losses of approximately $.8 million, $3.1 million and $3.4 million, respectively, reflected above as a portion of net periodic pension expense.

     The total consolidated pension expense of the Corporation, including the supplemental plan, for 1995, 1994 and 1993 was $9,770,000, $15,222,000, and
$13,830,000, respectively.

     In addition to pension benefits, the Corporation provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. In 1994, the Corporation expanded the plan to provide medical care benefits for disabled employees and widows of former employees (and their dependents). The Corporation provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Corporation contributes to the cost of coverage based on employees' length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Corporation, although recently contributions to a trust fund have been made under Internal Revenue Code Section 401(h).

     In 1994 the Corporation elected to change the measurement date for plan assets and liabilities from December 31 to September 30; the change had no material effect on 1994 benefit expense. The following table sets forth the postretirement medical care benefit plan's status at December 31, 1995, 1994 and 1993 for the Corporation:

(in thousands)                  Years Ended December 31   1995***      1994**      1993
----------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
 Retirees..............................................  $(22,104)   $(28,562)  $(26,792)
 Fully eligible active plan participants...............    (3,744)     (5,041)    (5,151)
 Other active plan participants........................   (13,418)    (13,637)   (12,107)
                                                         --------    --------   --------
Accumulated postretirement benefit obligation..........   (39,266)    (47,240)   (44,050)
Plan assets at fair value*.............................     8,350       6,924      4,781
                                                         --------    --------   --------
Accumulated postretirement benefit obligation in
 excess of plan assets.................................   (30,916)    (40,316)   (39,269)
Unrecognized net (gain) loss from past experience
 different from that assumed...........................   (11,385)       (949)     2,163
Prior service cost not yet recognized in net periodic
 postretirement benefit cost...........................     2,982       3,177          -
Unrecognized transition obligation.....................    33,430      35,396     37,448
                                                         --------    --------   --------
Prepaid (accrued) postretirement benefit cost..........  $ (5,889)   $ (2,692)       342
                                                         ========    ========   ========
Assumptions used in determining actuarial present
 value of benefit obligation:
 Discount rate.........................................      7.25%       7.75%      7.25%
 Rate of increase in health care costs:
     Initial...........................................         9%         12%        12%
     Ultimate..........................................         6%          7%         7%
 Expected long-term asset return.......................         8%          8%      ****

    *Plan assets consist primarily of participating units in collective trust funds administered by HTSB.
   **Plan assets and obligations measured as of September 30, 1994.
  ***Plan assets and obligations measured as of September 30, 1995.
 ****For 1993 postretirement medical expense, no assets were assumed to exist.
     The initial funding occurred in 1993.

     Net postretirement benefit expense included the following components:

(in thousands)                Years Ended December 31      1995       1994       1993
--------------------------------------------------------------------------------------
Service cost-benefits earned during the period.......    $ 1,260     $2,003     $1,367
Interest cost on accumulated postretirement benefit
 obligation..........................................      2,634      3,399      2,969
Actual return on plan assets.........................     (1,426)         2        (76)
Amortization of transition obligation over 20 years..      2,623      1,763      2,047
                                                         -------     ------     ------
     Net postretirement benefit expense..............    $ 5,091     $7,167     $6,307
                                                         =======     ======     ======

     For 1995, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 9 percent and was assumed to decrease gradually to 6 percent in 2001 and remain level thereafter. For 1994 and 1993, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 12 percent and was assumed to decrease gradually to 7 percent in 2001 and remain level thereafter. This health care cost trend rate assumption had a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point each year would have increased the accumulated postretirement benefit obligation as of September 30, 1995, September 30, 1994 and December 31, 1993 by $6.3 million, $7.3 million and $6.7 million, respectively, and the aggregate service and interest cost components of net postretirement benefit expense for 1995 by approximately $.7 million.

11. Lease Expense And Obligations

Rental expense for all operating leases was $18,144,000 in 1995, $16,002,000 in 1994, and $16,623,000 in 1993. These amounts include real estate taxes, maintenance, and other rental-related operating costs of $3,992,000, $4,151,000, and $4,712,000 for 1995, 1994, and 1993 respectively, paid under net lease arrangements. Lease commitments are primarily for office space. Minimum rental commitments as of December 31, 1995 for all noncancelable operating leases are as follows:

(in thousands)
-------------------------------------------------------------------------------
1996..................................................................  $15,863
1997..................................................................   14,246
1998..................................................................   13,753
1999..................................................................    9,683
2000..................................................................    6,293
2001 and thereafter...................................................   10,166
                                                                        -------
     Total minimum future rentals.....................................  $70,004
                                                                        =======

     Occupancy expenses for 1995, 1994 and 1993 have been reduced by $13,200,000, $13,816,000 and $13,300,000, respectively, for rental income from leased premises.

12. Income Taxes

The 1995, 1994 and 1993 applicable income tax expense (benefit) was as follows:

(in thousands)                              Federal   State   Foreign   Total
------------------------------------------------------------------------------
1995: Current                               $68,348   $ 3,178   $29   $ 71,555
      Deferred...........................    (2,683)    1,303     -     (1,380)
                                            -------   -------   ---   --------
      Total..............................   $65,665   $ 4,481   $29   $ 70,175
                                            =======   =======   ===   ========

1994: Current                               $27,335       980   $31   $ 28,346
      Deferred...........................        90    (3,908)    -     (3,818)
                                            -------   -------   ---   --------
      Total..............................   $27,425   $(2,928)  $31   $ 24,528
                                            =======   =======   ===   ========

1993: Current............................   $48,639   $ 4,055   $14   $ 52,708
      Deferred...........................    (7,331)   (5,498)    -    (12,829)
                                            -------   -------   ---   --------
      Total..............................   $41,308   $(1,443)  $14   $ 39,879
                                            =======   =======   ===   ========

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1995, and at December 31, 1994:

(in thousands)                                   December 31   1995      1994
-------------------------------------------------------------------------------
Gross deferred tax assets:
  Allowance for possible credit losses...................... $ 51,179  $ 53,765
  Intangible assets.........................................    8,023     7,182
  Deferred employee compensation............................    5,116     4,432
  Deferred expense and prepaid income.......................    7,467     7,029
  Other real estate.........................................      800     2,370
  Pension and medical trust.................................    4,917     3,910
  Other assets..............................................    2,093     1,423
                                                             --------  --------
     Deferred tax assets....................................   79,595    80,111
                                                             --------  --------
Gross deferred tax liabilities:
  Depreciable assets........................................   (3,200)   (3,899)
  Other liabilities.........................................   (1,917)   (3,114)
                                                             --------  --------
     Deferred tax liabilities...............................   (5,117)   (7,013)
Valuation allowance.........................................       -         -
                                                             --------  --------
  Net deferred tax assets...................................   74,478    73,098
                                                             --------  --------
Tax effect of adjustment related to SFAS No. 115............  (17,787)   21,535
                                                             --------  --------
Net deferred tax assets including adjustment related to SFAS
 No. 115.................................................... $ 56,691  $ 94,633
                                                             ========  ========

     At December 31, 1995, the net deferred tax asset of $74.5 million included $62.4 million for Federal tax and $12.1 million for Illinois tax. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire deferred tax asset. The deferred taxes reported on the Corporation's Consolidated Statement of Condition at December 31, 1995 also include a $17.8 million deferred tax liability for the tax effect of the net unrealized gains associated with marking to market certain securities designated as available for sale.

     Total income tax expense of $70,175,000 for 1995, $24,528,000 for 1994, and $39,879,000 for 1993 reflects effective tax rates of 32.2 percent, 20.1 percent and 25.6 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                                       1995                      1994                      1993
                                                         ------------------        ------------------        ------------------
                                                                 Percent of                Percent of                Percent of
                                                                     Pretax                    Pretax                    Pretax
(dollars in thousands)          Years Ended December 31   Amount     Income         Amount     Income         Amount     Income
-------------------------------------------------------------------------------------------------------------------------------
Computed tax expense...................................  $76,204       35.0%       $42,656       35.0%       $54,503       35.0%
Increase (reduction) in income tax expense due to:
  Tax-exempt income from loans and investments net of
   municipal interest expense disallowance.............  (10,463)      (4.8)       (14,135)     (11.6)       (15,213)      (9.7)
  Reduction of deferred tax valuation allowance........        -          -         (2,825)      (2.3)             -          -
  Other, net...........................................    4,434        2.0         (1,168)      (1.0)           589         .3
                                                         -------       ----        -------       ----        -------       ----
Actual tax expense.....................................  $70,175       32.2%       $24,528       20.1%       $39,879       25.6%
                                                         =======       ====        =======       ====        =======       ====

     The tax expense from net gains on security sales amounted to $9,094,000, $4,440,000, and $5,166,000 in 1995, 1994, and 1993, respectively.

13. Investments In Subsidiaries And Statutory Restrictions

Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $1,175,037,000 and $1,026,515,000 at December 31, 1995 and
1994, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois state law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $235,622,000 of dividends at December 31, 1995. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $63,265,000 and $49,731,000 in 1995 and 1994, respectively.

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

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1995 and 1994, daily average reserve balances of $198 million and $206 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 1995 and 1994, balances on deposit at the Federal Reserve Bank totaled $441 million and $219 million, respectively.

14. Contingent Liabilities

Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position.

15. Foreign Activities (By Domicile Of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

1995 (in thousands)                   Foreign       Domestic   Consolidated
---------------------------------------------------------------------------
Total operating income...........  $   49,329    $ 1,353,204    $ 1,402,533
Total expenses...................      23,922      1,160,885      1,184,807
                                   ----------    -----------    -----------
Income before taxes..............      25,407        192,319        217,726
Applicable income taxes..........      10,098         60,077         70,175
                                   ----------    -----------    -----------
Net income.......................      15,309        132,242        147,551
                                   ==========    ===========    ===========
Identifiable assets at year-end..  $  817,228    $14,858,973    $15,676,201
                                   ==========    ===========    ===========
1994 (in thousands)
---------------------------------------------------------------------------
Total operating income...........  $   53,416    $ 1,095,633    $ 1,149,049
Total expenses...................      23,584      1,003,591      1,027,175
                                   ----------    -----------    -----------
Income before taxes..............      29,832         92,042        121,874
Applicable income taxes..........      11,857         12,671         24,528
                                   ----------    -----------    -----------
Net income.......................      17,975         79,371         97,346
                                   ==========    ===========    ===========
Identifiable assets at year-end..  $1,042,784    $14,288,755    $15,331,539
                                   ==========    ===========    ===========
1993 (in thousands)
---------------------------------------------------------------------------
Total operating income...........  $   51,726    $ 1,018,539    $ 1,070,265
Total expenses...................      20,442        894,101        914,543
                                   ----------    -----------    -----------
Income before taxes..............      31,284        124,438        155,722
Applicable income taxes..........      12,434         27,445         39,879
Cumulative effect on prior years
 (to December 31, 1992) of
 changing the accounting method
 for income taxes................           -          1,782          1,782
                                   ----------    -----------    -----------
Net income.......................      18,850         98,775        117,625
                                   ==========    ===========    ===========
Identifiable assets at year-end..  $  836,268    $12,681,566    $13,517,834
                                   ==========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1995, 1994 and 1993, identifiable foreign assets accounted for 5, 7 and 6 percent, respectively, of total consolidated assets.

16. Parent Company Only Condensed Financial Information

Presented below is the statement of income, balance sheet and statement of cash flows for Harris Bankcorp, Inc. (parent company only):

Statement of Income
(in thousands)                        For the Years Ended December 31       1995       1994        1993
-------------------------------------------------------------------------------------------------------
*Interest on securities purchased from bank subsidiary under
  agreement to resell................................................   $  8,820    $ 7,032    $  3,721
 Interest on securities purchased from nonaffiliates under
  agreement to resell................................................          -          -          48
*Interest on advances to bank subsidiaries...........................     17,081     13,613      20,487
*Interest on advances to nonbank subsidiaries........................          1          2          38
 Interest on investments in Federal agency securities................      7,442      6,387       3,212
 Interest  on investments in foreign securities......................      1,367        217           -
*Interest on deposits at bank subsidiaries...........................        916        571       1,118
 Interest on deposits at nonaffiliated banks.........................        463        507       1,309
*Dividends from bank subsidiaries....................................     61,765     47,231      80,605
*Dividends from nonbank subsidiaries.................................      1,500      2,500       3,000
 Other operating income..............................................         20         58       1,488
                                                                        --------    -------    --------
     Total operating income..........................................     99,375     78,118     115,026
                                                                        --------    -------    --------
 Interest expense on commercial paper................................     15,054     11,496       7,779
 Interest expense on long-term notes.................................     23,005     19,520      26,384
 Other operating expense.............................................      6,870      5,228       7,441
                                                                        --------    -------    --------
     Total operating expenses........................................     44,929     36,244      41,604
                                                                        --------    -------    --------
 Income before income taxes and equity in undistributed net income
  of subsidiaries....................................................     54,446     41,874      73,422
 Applicable income tax benefit.......................................     (4,323)    (3,441)     (3,827)
                                                                        --------    -------    --------
 Income before equity in undistributed net income of subsidiaries
  and cumulative effect of a change in accounting principle..........     58,769     45,315      77,249
*Equity in undistributed net income of bank subsidiaries.............     86,317     51,960      27,373
*Equity in undistributed net income of nonbank subsidiaries..........      2,465         71       6,878
                                                                        --------    -------    --------
 Income before cumulative effect of a change in accounting principle.    147,551     97,346     111,500
 Cumulative effect on prior years (to December 31, 1992) of changing
  the accounting method for income taxes.............................         -          -        6,125
                                                                        --------    -------    --------
     Net income......................................................   $147,551    $97,346    $117,625
                                                                        ========    =======    ========

*Eliminated in consolidation.

Balance Sheet
 (in thousands)                                            December 31        1995        1994
 ---------------------------------------------------------------------------------------------
 Assets
 Demand balances due from banks.......................................   $       50   $      50
 Investment in U. S. Treasury and Federal agency securities...........      138,511     200,799
*Investment in foreign securities.....................................       24,754           -
*Securities purchased from bank subsidiary under agreement to resell..      138,475     136,912
 Advances to bank subsidiaries........................................      295,000     235,000
 Interest-bearing deposits at nonaffiliated banks.....................       25,000      25,000
 Equity investments in wholly-owned subsidiaries:
   *Banks.............................................................    1,123,183     977,125
   *Nonbanks..........................................................       51,854      49,390
 Other assets.........................................................        9,115       6,451
                                                                         ----------  ----------
     Total assets.....................................................   $1,805,942  $1,630,727
                                                                         ==========  ==========
 Liabilities and Stockholder's Equity
 Commercial paper outstanding.........................................   $  292,022  $  306,737
 Other liabilities....................................................        4,192       4,026
 Long-term notes......................................................      363,952     298,810
                                                                         ----------  ----------
    Total liabilities.................................................      660,166     609,573
 Stockholder's equity.................................................    1,145,776   1,021,154
                                                                         ----------  ----------
      Total liabilities and stockholder's equity......................   $1,805,942  $1,630,727
                                                                         ==========  ==========

*Eliminated in consolidation

Statement of Cash Flows

(in thousands)                                     For the Years Ended December 31       1995         1994       1993
---------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income.......................................................................   $147,551   $   97,346   $117,625
 Adjustments to reconcile net income to net cash provided by operating activities:
  Undistributed net income of subsidiaries........................................    (88,782)     (52,031)   (34,251)
  Accretion and amortization......................................................     (7,069)      (5,037)    (3,173)
  Deferred income tax (benefit) provision.........................................        (52)          30     (1,418)
  Net (increase) decrease in interest receivable..................................       (812)        (344)       143
  Other, net......................................................................       (268)      (1,172)    (6,484)
                                                                                     --------   ----------   --------
  Net cash provided by operating activities.......................................     50,568       38,792     72,442
                                                                                     --------   ----------   --------
Investing Activities:
  Net (increase) decrease in interest-bearing deposits at banks...................          -       (5,000)   145,000
  Net (increase) decrease in securities purchased under agreement to resell.......     (1,563)      14,525    (27,462)
  Proceeds from maturities of portfolio securities................................    774,155    1,102,363    674,893
  Purchases of portfolio securities...............................................   (729,552)  (1,096,928)  (862,929)
  Net (increase) decrease in advances to subsidiaries.............................    (60,000)         500      1,100
  Return of capital from subsidiaries.............................................          -            -      8,261
  Other, net......................................................................     (1,193)          21     (1,073)
                                                                                     --------   ----------   --------
    Net cash (used) provided by investing activities..............................    (18,153)      15,481    (62,210)
                                                                                     --------   ----------   --------
Financing Activities:
  Net (decrease) increase in commercial paper outstanding.........................    (14,715)     (19,531)    39,123
  Proceeds from issuance of long-term notes.......................................     65,000            -          -
  Proceeds from issuance of preferred stock.......................................    180,000            -          -
  Cash dividends paid.............................................................   (262,700)     (34,738)   (49,355)
                                                                                     --------   ----------   --------
    Net cash used by financing activities.........................................    (32,415)     (54,269)   (10,232)
                                                                                     --------   ----------   --------
Net increase in demand balances due from banks....................................          -            4          -
Demand balances due from banks at January 1.......................................         50           46         46
                                                                                     --------   ----------   --------
Demand balances due from banks at December 31.....................................   $     50   $       50   $     46
                                                                                     ========   ==========   ========

17. Business Combinations/Intangibles

At December 31, 1995 and 1994, intangible assets, including goodwill resulting from business combinations, amounted to $38,407,000 and $47,757,000, respectively. Intangible assets are included in "Other Assets" on the Consolidated Statement of Condition. Amortization of these intangibles amounted to $9,350,000 in 1995, $10,266,000 in 1994, and $11,785,000 in 1993. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

18. Related Party Transactions

Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $16.5 million at December 31, 1995 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 1995, 1994 and 1993, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings and interest rate and foreign exchange contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Management fees were determined in accordance with applicable banking regulations. During 1995, 1994 and 1993, the Corporation received from BMO approximately $15.7 million, $12.8 million and $8.0 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation.

     Effective April 3, 1995, the Corporation and BMO agreed to combine their U.S. foreign exchange activities. Under this arrangement, FX net profit will be shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. 1995 foreign exchange revenues included $8.8 million of net profit under this agreement. This agreement did not have a material impact on the Corporation's 1995 net income or financial position at December 31, 1995.

     In October 1991, the Corporation announced that certain U.S. corporate banking units of HTSB and BMO were to be merged into a single organizational unit in order to better accommodate the requirements of certain customers in the large corporate market. The transition was expected to take place over several months. During the 1991 fourth quarter, a total of 38 employees had transferred from HTSB to BMO's payroll, although all related customer business remained with the Corporation at that time. During 1992, 75 customers representing approximately $214 million in outstanding credits and $2.3 billion in unused commitments were transferred to BMO. In 1993, an additional 31 customers representing approximately $22 million in outstanding credits and $533 million in commitments were also transferred. BMO was compensated for expenses incurred on behalf of HTSB's customers through December 31, 1993. No material transfers occurred in 1995 or 1994.

19. Subsequent Event

     On January 11, 1996, the Corporation announced the sale of its securities custody and related trustee services business for large institutions to Citibank. After restructuring charges, it is estimated that the net gain on the sale will approximate $4.0 million. The sale of the custody business for large institutions is not expected to have a material impact on 1996 earnings.

Explanation of Joint Independent Auditors' Reports
-------------------------------------------------------------------------------
The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG Peat Marwick LLP and Coopers & Lybrand L.L.P. to serve as joint auditors for the three years ended December 31, 1995, 1994 and 1993.

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

Independent Auditors' Report
-------------------------------------------------------------------------------

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP                    Coopers & Lybrand L.L.P.
Chicago, Illinois
January 26, 1996

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures. There were no changes in independent auditors since December 31, 1993.

-------------------------------------------------------------------------------
PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Bankcorp's Board of Directors consists of seventeen members. Directors are elected annually. Each present director, except Mrs. Congalton and Ms. Decyk (both of whom are attorneys), has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

Matthew W. Barrett, age 51, Chairman and Chief Executive Officer of Bank of Montreal. Elected in 1988.

F. Anthony Comper, age 50, President and Chief Operating Officer and a Director of Bank of Montreal. Elected in 1990.

Susan T. Congalton, age 49, Managing Director, Lupine Partners (private investments). Elected in 1988.

Roxanne J. Decyk, age 43, Vice President, Planning, Amoco Corp. (petroleum products) and a Director of Material Sciences Corporation and Snap-On Incorporated. Elected in 1990.

Wilbur H. Gantz, age 58, President and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger, Gillette Corporation and Bank of Montreal. Elected in 1984.

James J. Glasser, age 61, Chairman of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company, Stone Container Corporation and Bank of Montreal. Elected in 1980.

Daryl F. Grisham, age 69, President and Chief Executive Officer of Parker House Sausage Company (meat processor). Elected in 1983.

Dr. Leo M. Henikoff, age 56, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

Dr. Stanley O. Ikenberry, age 61, Regent Professor and President Emeritus of the University of Illinois and a Director of Franklin Life Insurance Company and Pfizer, Inc. Elected in 1985.

Richard M. Jaffee, age 60, Chairman and Chief Executive Officer, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

Edward W. Lyman, Jr., age 53, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

Alan G. McNally, age 50, Chairman of the Board and Chief Executive Officer of Bankcorp and Harris Trust and Savings Bank. Elected in 1993.

Maribeth S. Rahe, age 47, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

Charles H. Shaw, age 63, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

Richard E. Terry, age 58, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

James O. Webb, age 64, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

William J. Weisz, age 69, Chairman of the Board, Motorola, Inc. (manufacturer of electronic equipment). Elected in 1988.

     In addition to Messrs. McNally and Lyman and Ms. Rahe, the Corporation had nine executive officers at December 31, 1995--Richard J. Brown, age 51, Jeffrey
D. Butterfield, age 49, Charles H. Davis, age 53, Pierre O. Greffe, age 43, Kenneth R. Keck, age 57, Louis F. Lanwermeyer, age 47, Charles R. Tonge, age 46, Edward J. Williams, age 53 and Nancy B. Wolcott, age 41. Each officer has held executive positions with the Corporation or an affiliate for many years.

ITEM 11-OMITTED PURSUANT TO GENERAL INSTRUCTION (J)(2)(c) OF FORM 10-K.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Bank of Montreal, through its subsidiary, Bankmont Financial Corp., a U.S. bank holding company chartered in Delaware, owns all 6,667,490 issued and outstanding shares of Bankcorp's common stock.

ITEM 13-OMITTED PURSUANT TO GENERAL INSTRUCTION (J)(2)(c) OF FORM 10-K.

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

     (3)  Exhibits:

           3.  Articles of Incorporation and By-laws

               a) Restated Certificate of Incorporation (filed as an Exhibit to Bankcorp's 1987 Form 10-K and incorporated herein by reference)

               b)  By-laws of Bankcorp

           4. Indenture dated as of June 1, 1989 relating to Bankcorp's 9 3/8% Subordinated Notes Due 2001 (filed as an Exhibit to Bankcorp's May 24, 1989 Registration Statement on Form S-3 and incorporated herein by reference). In addition, Bankcorp has issued three Floating Rate Subordinated Notes and one Fixed Rate Subordinated Note to its parent company, Bankmont. The principal amount of these notes totals $200 million for the floating rate notes and $65 million for the fixed rate note, respectively. The floating rate notes mature in 2004, 2005 and 2006, respectively. The fixed rate note matures in 2007. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

          10.  Material Contracts and Compensatory Plans

               a)  1995 Managerial Incentive Plan

               b) Harris Growth Incentive Plan (filed as an Exhibit to Bankcorp's 1991 Form 10-K and incorporated herein by reference)

               c)  Employees' Savings and Profit Sharing Plan

               d)  1995 Stock Appreciation Rights Plan

               e) Harris Retirement Benefit Replacement Plan (filed as an Exhibit to Bank of Montreal's August 3, 1994 Registration Statement on Form F-4, File No. 33-82358, and incorporated herein by reference)

          23.  Consents of Experts and Counsel (consents of Independent
               Auditors)

          24.  Power of Attorney

(b)  No reports on Form 8-K were filed during the last quarter of 1995.
-------------------------------------------------------------------------------
*Copies of Exhibits (a)(3) 3, 4, 10, 23 and 24, not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 1996.



Alan G. McNally            Chairman of the Board and
                           Chief Executive Officer


Pierre O. Greffe           Chief Financial Officer



Paul R. Skubic             Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 25th day of March 1996.


F. Anthony Comper          Daryl F. Grisham            Maribeth S. Rahe
Susan T. Congalton         Leo M. Henikoff             Charles H. Shaw
Roxanne J. Decyk           Stanley O. Ikenberry        Richard E. Terry
Wilbur H. Gantz            Richard M. Jaffee           James O. Webb
James J. Glasser           Edward W. Lyman, Jr.        William J. Weisz



Alan G. McNally
Attorney-In-Fact



Supplemental Information

No annual report or proxy statement will be sent to security holders in 1996.