Form 10-Q
period 1996-03-31
HARRIS BANKCORP INC
filed 1996-05-14
CIK 45729

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1996

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

At May 14, 1996 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                        Quarter Ended March 31
                                                                                  -----------------------------------
                                                                                    1996         1995          Change
- ---------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income............................................................   $123,143     $117,414             5%
Net interest income (fully taxable equivalent).................................    128,699      122,853             5
Provision for credit losses....................................................     13,523        8,662            56
Noninterest income.............................................................     80,485       80,601            --
Noninterest expenses...........................................................    131,761      138,242            (5)
Net income.....................................................................     39,219       34,718            13
Cash dividends.................................................................     19,408       14,000            39
SELECTED RATIOS
Return on average common stockholder's equity..................................      15.03%       13.59%          144bp
Return on average assets.......................................................       0.98         0.95             3
Tier 1 risk-based capital ratio................................................       8.19         8.80           (61)
Total risk-based capital ratio.................................................      11.82        12.36           (54)
Tier 1 leverage ratio..........................................................       6.96         7.12           (16)
Allowance for possible credit losses to total loans (period-end)...............       1.37         1.52           (15)
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income..................................................   $  9,479     $  8,195            16%
Portfolio securities...........................................................      3,904        3,465            12
Money market assets............................................................        588        1,051           (44)
Total interest-earning assets..................................................     14,014       12,764            10
Total assets...................................................................     16,095       14,822             9
Deposits.......................................................................     10,643        9,913             7
Short-term borrowings..........................................................      3,132        2,803            12
Common stockholder's equity....................................................        958        1,036            (8)
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income..................................................   $  9,783     $  8,370            17%
Allowance for possible credit losses...........................................        134          127             6
Portfolio securities...........................................................      4,352        3,283            33
Total assets...................................................................     16,919       15,062            12
Deposits.......................................................................     11,116        9,710            14
Common stockholder's equity....................................................        942        1,063           (11)
Total stockholder's equity.....................................................      1,122        1,063             6

REPORT FROM MANAGEMENT
- --------------------------------------------------------------------------------
           Harris Bankcorp's earnings for the quarter ended March 31, 1996 were $39.2 million, an increase of 13% from the same quarter a year earlier when net income was $34.7 million. The earnings improvement was attributed to strong loan growth, continued cost control, and an after-tax gain of $2.4 million from the sale of the Corporation's securities custody and related trustee services business for large institutions.
               Annualized return on average common stockholder's equity was 15.03% in the current quarter compared to 13.59% a year ago, while the annualized first quarter 1995 return on average assets was 0.98% compared to 0.95% in first quarter 1995. Excluding the effect of the December 1995 capital restructuring previously reported, return on common equity would have been 13.66%.
               Net interest income on a fully taxable equivalent basis was $128.7 million, up $5.8 million or 5% from first quarter last year. Average earning assets rose 10% to $14.0 billion from $12.8 billion in first quarter 1995, primarily attributable to an increase of $1.3 billion or 16% in average loans. Commercial lending was the strongest contributor to this growth. Net interest margin declined to 3.69% from 3.90% in the same quarter last year, reflecting relatively lower levels of noninterest-bearing deposits, a reduction in higher-yielding tax advantaged municipal securities, and the relationship in the markets between short and longer term rates.
               First quarter noninterest income of $80.5 million was virtually unchanged from the same quarter last year. In 1996, the Corporation recorded a $4.0 million gain from the sale of its securities custody and related trustee services business for large institutions.
           Primarily as a result of this sale, trust fees declined $8.9 million from first quarter 1995. Charge card fees rose 8%, while foreign exchange income and revenue from money market and bond trading activity declined. In addition, the Corporation realized a net gain of $3.4 million from sales of debt securities in 1996, compared to a $2.0 million net gain in the first quarter one year earlier.
               First quarter noninterest expenses of $131.8 million were down
           $6.5 million or 5% from first quarter last year, primarily due to reduced FDIC insurance premiums and lower ongoing costs resulting from the sale of the Corporation's securities custody and related trustee services business for large institutions.
               Income tax expense rose by $2.7 million reflecting higher pretax income.
               The first quarter 1996 provision for credit losses of $13.5 million was up from $8.7 million in the first quarter of 1995. Net loan charge-offs during the current quarter were $9.1 million compared to $6.0 million in the same period last year, with the difference primarily attributable to higher recoveries on real estate loans in first quarter 1995.
               Nonperforming assets at March 31, 1996 totaled $54.2 million or 0.6% of total loans, compared to $55.0 million or 0.6% at December
           31, 1995, and $89 million or 1.1% a year ago. At March 31, 1996, the allowance for possible credit losses was $134 million, equal to 1.4% of loans outstanding, compared to $127 million or 1.5% at the end of first quarter 1995. As a result, the ratio of the allowance for possible credit losses to non-performing assets increased from 143% at March 31, 1995, to 246% at March 31, 1996.
               At March 31, 1996 equity capital of Harris Bankcorp amounted to $1.12 billion, up from $1.06 billion one year earlier. The regulatory leverage capital ratio was 6.96% for the first quarter of 1996 compared to 7.12% in the same quarter of 1995. Harris Bankcorp's capital ratio substantially exceeds the prescribed regulatory minimum for bank holding companies. The Corporation's Tier 1 and total risk-based capital ratios were at 8.19% and 11.82%, respectively, compared to respective ratios of 8.80% and 12.36% at March 31, 1995. Regulatory minimums for these capital measures are 4% and 8%. At
           March 31, 1996, the Corporation's equity capital included $180 million of preferred stock.
               On April 18, 1996, Daryl F. Grisham, President and Chief
           Executive Officer of Parker House Sausage Company, retired from
           Harris Bankcorp's Board of Directors after a decade and a half of outstanding service. Respected and admired for his energetic leadership within the Corporation and throughout our community, Daryl has been a true ambassador for the Harris. On the same date, Matthew
           W. Barrett, Chairman and Chief Executive Officer of Bank of Montreal, also concluded his distinguished tenure on the Board. A Harris director

- --------------------------------------------------------------------------------

           since 1988, Matt's penetrating vision of the first bank with a truly North American base has inspired his fellow directors and many friends at the Harris.
               Harris Trust and Savings Bank ("HTSB"), the Corporation's lead bank subsidiary, has signed a definitive agreement to purchase 54 branches of Household Bank, f.s.b., a wholly-owned subsidiary of Household International, Inc. HTSB is acquiring 54 Household Bank branches throughout Chicagoland, with $2.9 billion of deposits and $300 million of consumer loans. The purchase price is $277 million. Household Bank has a superb team of employees and an outstanding network of high-quality facilities and locations, many in strong and fast growing markets--and with minimal overlap with Harris. The acquisition is subject to regulatory approvals and is expected to close this summer.
               The branches, which will operate under the Harris name, include 9 City of Chicago locations and 45 suburban locations. The acquisition expands the number of Harris-affiliated locations (including facilities of banking institutions owned by Harris Bankmont, Inc.) to 140 from 86 currently opened or under construction.
               This acquisition gives us a comprehensive Chicagoland banking network and allows us to reach our goal of tripling the number of Harris locations well ahead of time. It brings us into many new communities and gives us the opportunity to serve thousands of new customers. All of us at Harris welcome Household Bank customers and employees to our growing Harris family.

           /s/ Alan G. McNally

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer              April 29, 1996

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                            Quarter Ended March 31
                                                                                            -----------------------
                          (in thousands except per share data)                                1996           1995
- -------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees....................................................................   $198,679       $180,501
Money market assets:
  Deposits at banks......................................................................      5,121          9,970
  Federal funds sold and securities purchased under agreement to resell..................      3,357          5,513
Trading account..........................................................................        945            849
Securities available for sale:
  U.S. Treasury and Federal agency.......................................................     52,670         35,128
  Other..................................................................................      5,727          2,064
Securities held to maturity:
  U.S. Treasury and Federal agency.......................................................         --          9,643
  State and municipal....................................................................         --          8,486
  Other..................................................................................         --            142
                                                                                            --------       --------
  Total interest income..................................................................    266,499        252,296
                                                                                            --------       --------
INTEREST EXPENSE
Deposits.................................................................................     91,713         85,836
Short-term borrowings....................................................................     39,413         38,700
Senior notes.............................................................................      5,642          4,574
Long-term notes..........................................................................      6,588          5,772
                                                                                            --------       --------
  Total interest expense.................................................................    143,356        134,882
                                                                                            --------       --------
NET INTEREST INCOME......................................................................    123,143        117,414
Provision for credit losses..............................................................     13,523          8,662
                                                                                            --------       --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES....................................    109,620        108,752
                                                                                            --------       --------
NONINTEREST INCOME
Trust and investment management fees.....................................................     29,789         38,745
Trading account..........................................................................      1,000          1,933
Foreign exchange.........................................................................      3,535          4,557
Charge card..............................................................................      9,966          9,245
Service fees and charges.................................................................     17,125         17,653
Securities gains.........................................................................      3,410          2,062
Other....................................................................................     15,660          6,406
                                                                                            --------       --------
  Total noninterest income...............................................................     80,485         80,601
                                                                                            --------       --------
NONINTEREST EXPENSES
Salaries and other compensation..........................................................     62,169         62,540
Pension, profit sharing and other employee benefits......................................     16,188         17,701
Net occupancy............................................................................     10,726         11,354
Equipment................................................................................      9,800          9,826
Marketing................................................................................      5,650          5,795
Communication and delivery...............................................................      5,331          4,729
Deposit insurance........................................................................         16          3,818
Other....................................................................................     21,881         22,479
                                                                                            --------       --------
  Total noninterest expenses.............................................................    131,761        138,242
                                                                                            --------       --------
Income before income taxes...............................................................     58,344         51,111
Applicable income taxes..................................................................     19,125         16,393
                                                                                            --------       --------
  NET INCOME.............................................................................     39,219         34,718
Dividends on Preferred Stock.............................................................      3,408             --
                                                                                            --------       --------
Net Income Applicable to Common Stock....................................................   $ 35,811       $ 34,718
                                                                                            ========       ========
EARNINGS PER COMMON SHARE (BASED ON 6,667,490 AVERAGE SHARES OUTSTANDING)
Net Income Applicable to Common Stock....................................................   $   5.37       $   5.21
                                                                                            ========       ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                               March 31     December 31        March 31
(in thousands except share data)                                                   1996            1995            1995
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.................................   $  1,071,854    $  1,522,418    $  1,115,794
Money market assets:
  Interest-bearing deposits at banks....................................        457,302         457,702         645,626
  Federal funds sold and securities purchased under agreement to
    resell..............................................................        323,157         179,692         585,906
Portfolio securities:
  Held to maturity (market value of $1,003,949 in 1995).................             --              --         994,789
  Available for sale....................................................      4,352,333       3,389,967       2,287,788
Trading account assets..................................................         39,577          98,638          23,908
Loans, net of unearned income of $14,272 in 1996, $16,091 and $19,036 in
  1995..................................................................      9,782,744       9,517,797       8,369,583
Allowance for possible credit losses....................................       (133,672)       (129,259)       (127,432)
Premises and equipment..................................................        228,307         225,540         222,501
Customers' liability on acceptances.....................................         71,355          95,326         108,888
Other assets............................................................        725,998         318,380         834,696
                                                                            -----------     -----------     -----------
      TOTAL ASSETS......................................................   $ 16,918,955    $ 15,676,201    $ 15,062,047
                                                                            ===========     ===========     ===========
LIABILITIES
Deposits in domestic offices - noninterest-bearing......................   $  2,934,082    $  3,003,088    $  2,844,734
                           - interest-bearing...........................      5,173,895       4,859,939       4,200,131
Deposits in foreign offices - noninterest-bearing.......................         91,862          41,004          64,487
                         - interest-bearing.............................      2,915,794       2,324,751       2,600,218
                                                                            -----------     -----------     -----------
      Total deposits....................................................     11,115,633      10,228,782       9,709,570
Federal funds purchased and securities sold under agreement to
  repurchase............................................................      2,814,151       1,896,817       2,113,831
Commercial paper outstanding............................................        244,085         292,022         260,557
Short-term borrowings...................................................        457,152         843,049         412,625
Senior notes............................................................        443,000         478,000         500,000
Acceptances outstanding.................................................         71,355          95,326         108,888
Accrued interest, taxes and other expenses..............................        160,916         143,580         138,437
Other liabilities.......................................................        126,407         188,897         455,937
Long-term notes.........................................................        363,989         363,952         298,844
                                                                            -----------     -----------     -----------
      TOTAL LIABILITIES.................................................     15,796,688      14,530,425      13,998,689
                                                                            -----------     -----------     -----------
STOCKHOLDER'S EQUITY
Series A Non-voting Preferred stock (no par value); authorized 1,000,000
  shares; issued and outstanding 180 shares ($1,000,000 stated value)...        180,000         180,000              --
Common stock ($8 par value); authorized 10,000,000 shares; issued and
  outstanding 6,667,490 shares..........................................         53,340          53,340          53,340
Surplus.................................................................        203,897         203,897         203,897
Retained earnings.......................................................        701,279         681,468         817,335
Unrealized holding (losses) gains, net of deferred taxes of ($10,752) in
  1996, $17,787 and ($7,381) in 1995....................................        (16,249)         27,071         (11,214)
                                                                            -----------     -----------     -----------
      TOTAL STOCKHOLDER'S EQUITY........................................      1,122,267       1,145,776       1,063,358
                                                                            -----------     -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........................    $16,918,955    $ 15,676,201    $ 15,062,047
                                                                            ===========     ===========     ===========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY      Harris Bankcorp,
Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                     (in thousands)                                          1996           1995
- -------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1....................................................................  $1,145,776     $1,021,154
  Net income............................................................................      39,219         34,718
  Cash dividends-preferred stock........................................................      (3,408)            --
  Cash dividends-common stock...........................................................     (16,000)       (14,000)
  Net change in unrealized holding gains/losses on available for sale securities, net of
    tax.................................................................................     (43,320)        21,486
                                                                                          ----------     ----------
BALANCE AT MARCH 31.....................................................................  $1,122,267     $1,063,358
                                                                                          ==========     ==========

- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                          Quarter Ended March 31
                                                                                        ---------------------------
                                    (in thousands)                                         1996            1995
- -------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income............................................................................  $    39,219     $    34,718
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Provision for credit losses.........................................................       13,523           8,662
  Depreciation and amortization, including intangibles................................       11,440          11,834
  Deferred tax benefit................................................................         (917)         (1,342)
  Gain on sales of portfolio securities...............................................       (3,410)         (2,062)
  Trading account net sales...........................................................       59,061          12,159
  Net decrease in interest receivable.................................................        5,356           3,968
  Net increase in interest payable....................................................        4,240          11,924
  Net increase in loans held for resale...............................................     (193,081)        (87,051)
  Other, net..........................................................................      (60,203)         15,377
                                                                                        -----------     -----------
    Net cash (used) provided by operating activities..................................     (124,772)          8,187
                                                                                        -----------     -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks..................................          400         111,601
  Net increase in Federal funds sold and securities purchased under agreement to
    resell............................................................................     (143,465)       (181,680)
  Proceeds from maturities of securities held to maturity.............................           --         222,778
  Purchases of securities held to maturity............................................           --        (107,994)
  Proceeds from sales of securities available for sale................................      373,410         447,381
  Proceeds from maturities of securities available for sale...........................      900,984         922,526
  Purchases of securities available for sale..........................................   (2,305,222)     (1,038,048)
  Net increase in loans...............................................................      (80,975)        (66,245)
  Proceeds from sales of premises and equipment.......................................        2,789           8,344
  Purchases of premises and equipment.................................................      (14,814)        (18,741)
  Other, net..........................................................................      (39,730)        (45,681)
                                                                                        -----------     -----------
    Net cash (used) provided by investing activities..................................   (1,306,623)        254,241
                                                                                        -----------     -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.................................................      886,851        (210,162)
  Net increase (decrease) in Federal funds purchased and securities sold under
    agreement to repurchase...........................................................      917,334        (518,336)
  Net decrease in commercial paper outstanding........................................      (47,937)        (46,180)
  Net decrease in short-term borrowings...............................................     (385,897)       (257,737)
  Proceeds from issuance of senior notes..............................................      602,286         500,000
  Repayment of senior notes...........................................................     (637,286)             --
  Cash dividends paid-preferred stock.................................................       (3,408)             --
  Cash dividends paid-common stock....................................................      (16,000)        (14,000)
  Other, net..........................................................................     (335,112)             --
                                                                                        -----------     -----------
    Net cash provided (used) by financing activities..................................      980,831        (546,415)
                                                                                        -----------     -----------
    NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM BANKS...........................     (450,564)       (283,987)
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1..............................    1,522,418       1,399,781
                                                                                        -----------     -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31...............................  $ 1,071,854     $ 1,115,794
                                                                                        ===========     ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1995.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
- --------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGS
           Certain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
- --------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash
           Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the three months ended March 31, totaled $139,116,000 and $122,958,000 in 1996 and 1995, respectively. Cash income tax payments over the same periods totaled $5,981,000 and $4,694,000, respectively.
- --------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The Statement applies to transactions in which a mortgage banking enterprise acquires mortgage servicing rights through the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained by the seller. As required by the Statement, the rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. During the first quarter of 1996, the Corporation capitalized mortgage servicing rights. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are loan type and repricing interval. The adoption of the Statement did not have a material effect on the Corporation's financial position or results of operations.
               In January 1996, the Corporation adopted the Harris Bank Stock Option Program under the Bank of Montreal Stock Option Plan. The plan was established for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of employees. On February 26, 1996, the Corporation granted 510,200 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to U.S. $22.55). The estimated grant-date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The Corporation has adopted SFAS No. 123, Accounting for Stock-based Compensation. The adoption of the Statement did not have a material effect on the Corporation's financial position or results of operations.

- --------------------------------------------------------------------------------

5. FOREIGN
EXCHANGE
ACTIVITIES Effective April 3, 1995, the Corporation and Bank of Montreal (BMO)
           agreed to combine their U.S. foreign exchange activities (FX). Under this arrangement, FX net profits are shared by the Corporation and
           BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. This agreement did not have a material impact on the Corporation's first quarter 1996 or fiscal 1995 net income or financial position at March 31, 1996 or December 31, 1995.
- --------------------------------------------------------------------------------
CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                        Quarter Ended March 31
                                                                               -----------------------------------------

                    Daily Average Balances (in millions)                              1996                   1995
                       Average Rates Earned and Paid                           ------------------     ------------------
                      (fully taxable equivalent basis)                         Balances     Rates     Balances     Rates
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................................   $    341      6.03%    $    675      5.99%
  Federal funds sold and securities purchased under agreement to resell.....        247      5.47          376      5.95
                                                                               --------               --------
    Total money market assets...............................................        588      5.80        1,051      5.98
Trading account assets......................................................         71      6.57           53      7.87
Portfolio securities:
Held to maturity:
  U.S. Treasury and Federal agency..........................................         --        --          624      6.27
  State and municipal.......................................................         --        --          431     12.05
  Other.....................................................................         --        --            8      5.59
                                                                               --------               --------
    Total held to maturity..................................................         --        --        1,063      8.61
Available for sale:
  U.S. Treasury and Federal agency..........................................      3,515      6.31        2,257      6.40
  Other.....................................................................        361      9.00          145      6.13
                                                                               --------               --------
    Total available for sale................................................      3,876      6.56        2,402      6.39
                                                                               --------               --------
      Total portfolio securities............................................      3,876      6.56        3,465      7.08
Loans, net of unearned income...............................................      9,479      8.44        8,195      8.93
                                                                               --------               --------
    TOTAL INTEREST-EARNING ASSETS...........................................     14,014      7.80       12,764      8.18
Cash and demand balances due from banks.....................................      1,156                  1,196
Other assets................................................................        925                    862
                                                                               --------               --------
    Total assets............................................................   $ 16,095               $ 14,822
                                                                                =======                =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........................   $  1,777      3.25     $  1,662      3.17
Savings deposits and certificates...........................................      2,538      4.98        2,332      4.69
Other time deposits.........................................................        828      5.47          520      6.00
Foreign office time deposits................................................      2,548      5.47        2,559      6.05
                                                                               --------               --------
    Total interest-bearing deposits.........................................      7,691      4.80        7,073      4.92
Short-term borrowings.......................................................      3,132      5.06        2,803      5.59
Senior notes................................................................        403      5.59          293      6.23
Long-term notes.............................................................        364      7.24          299      7.73
                                                                               --------               --------
    TOTAL INTEREST-BEARING LIABILITIES......................................     11,590      4.97       10,468      5.22
Noninterest-bearing deposits................................................      2,952                  2,840
Other liabilities...........................................................        415                    478
Stockholder's equity........................................................      1,138                  1,036
                                                                               --------               --------
    Total liabilities and stockholder's equity..............................   $ 16,095               $ 14,822
                                                                                =======                =======
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING ASSETS)............                 3.69%                  3.90%
                                                                                             ====                  =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT

Tax-exempt interest income has been restated to a comparable taxable level. Beginning in 1996, the restatement includes a state tax component.
2. AVERAGE RATE ON PORTFOLIO SECURITIES
Yields on securities classified as available for sale are based on amortized cost.

- --------------------------------------------------------------------------------

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------
FIRST QUARTER 1996
COMPARED WITH
FIRST QUARTER 1995
- --------------------------------------------------------------------------------
SUMMARY The Corporation's first quarter 1996 net income was $39.2 million, an increase of 13% from first quarter 1995 earnings of $34.7 million.
           This improvement is attributable to strong loan growth, continued cost control, and an after-tax gain of $2.4 million from the sale of the Corporation's securities custody and related trustee services business for large institutions.
               Net interest income on a fully taxable equivalent ("FTE") basis was $128.7 million, up $5.8 million or 5% from first quarter last year, reflecting a 10% increase in average interest-earning assets offset in part by a 21 basis point decline in net interest margin.
           The provision for credit losses increased $4.9 million from $8.7 million in first quarter 1995 to $13.5 million currently. Noninterest income was virtually unchanged from first quarter last year, while noninterest expenses decreased from $138.2 million a year ago to $131.8 million in the current quarter, primarily because of the reduction of FDIC insurance premiums on deposits and lower ongoing costs resulting from the aforementioned securities custody sale.
               The Corporation's annualized returns on average assets and equity were 0.98% and 15.03%, respectively, for first quarter 1996 compared to returns of 0.95% and 13.59%, respectively, for the same quarter last year. Excluding the effect of the December, 1995 capital restructuring, return on equity would have been 13.66% for first quarter 1996.
               Additional commentary on the matters included in the above summary are provided in the following sections of this quarterly report.

- --------------------------------------------------------------------------------
NET INTEREST
INCOME

                                                                                                Quarter Ended March
                                                                                                                 31
                                                                                               --------------------
               (in thousands)                                                                      1996        1995
               ----------------------------------------------------------------------------------------------------
               Interest income..............................................................   $266,499    $252,296
               Fully taxable equivalent adjustment..........................................      5,555       5,439
                                                                                               --------    --------
                 Interest income (fully taxable equivalent basis)...........................    272,054     257,735
               Interest expense.............................................................    143,355     134,882
                                                                                               --------    --------
                 Net interest income (fully taxable equivalent basis).......................   $128,699    $122,853
                                                                                               ========    ========
               Increase (decrease) due to change in:
                 Volume.....................................................................   $ 13,421    $  9,984
                 Rate.......................................................................     (7,575)      1,464
                                                                                               --------    --------
                 Total increase (decrease) in net interest income...........................   $  5,846    $ 11,448
                                                                                               ========    ========

           First quarter net interest income on an FTE basis was $128.7 million, up 5% from $122.9 million in first quarter 1995. Average earning assets increased 10%, or $1.25 billion, and net interest margin, the other principal determinant of net interest income declined to 3.69% from 3.90% in the first quarter of the prior year.
               Average loans rose $1.28 billion or 16% and represented the majority of the increase in average earning assets. Loan categories showing the most significant growth over prior year were commercial, charge card and real estate which increased by $1.05 billion, $163 million, and $168 million, respectively. Average portfolio securities were up 12%, or $411 million, reflecting greater holdings of Federal agencies and declines in other major portfolio categories. Average trading account securities increased $18 million, or 33%. Average money market assets declined by $463 million or 44% quarter-to-quarter.
               Funding for this asset growth came primarily from short-term borrowings, other time deposits, saving deposits and certificates, senior notes and long-term notes which increased by an average of $329 million,

- --------------------------------------------------------------------------------

           $308 million, $206 million, $110 million and $65 million, respectively. Noninterest-bearing funds supporting earning assets increased $128 million, but declined from 18% to 17% quarter-to-quarter as a percentage of average supporting liabilities.
               The Corporation's consolidated net interest margin declined to 3.69% from 3.90% in the same quarter last year. This decrease reflects rate compression within certain asset categories, the maturity of certain higher-yielding municipal bond holdings, the relative decline in noninterest-bearing funds, sales and maturities of portfolio securities where proceeds were reinvested at slightly lower yields, and the narrowed relationship which existed in the market between short and longer term rates (i.e. flattened yield curve). This was somewhat offset by an improved mix of earning assets resulting from the aforementioned loan growth.
           AVERAGE EARNINGS ASSETS--NET INTEREST MARGIN

                                                                                                     Quarter ended March 31
                                                                     ------------------------------------------------------

               Daily Average Balances (in millions)                                   1996                            1995
               Average Rates Earned and Paid                          ---------------------           ---------------------
               (fully taxable equivalent basis)                      Balances        Rates           Balances        Rates
               -----------------------------------------------------------------------------------------------------------
               Average interest-earning assets.....................  $ 14,014         7.80%          $ 12,764         8.18%
                                                                      =======                         =======
               Interest-bearing liabilities........................    11,590         4.97           $ 10,468         5.22
               Noninterest-bearing sources of funds................     2,424           --              2,296           --
                                                                      -------                         -------
                 Total supporting liabilities......................  $ 14,014         4.11           $ 12,764         4.28
                                                                      =======                         =======
               Net interest margin (related to average
                 interest-earning assets)..........................                   3.69%                           3.90%
                                                                                      ====                            ====

- --------------------------------------------------------------------------------

                                                                                   Quarter
                                                                            Ended March 31           Increase (Decrease)
  NONINTEREST                                                          -------------------           -------------------
     INCOME     (dollars in thousands)                                 1996        1995             Amount          %
                -------------------------------------------------------------------------------------------------------
                Trust and investment management fees.................  $29,789     $38,745           $(8,956)       (23)
                Trading account......................................    1,000       1,933              (933)       (48)
                Foreign exchange.....................................    3,535       4,557            (1,022)       (22)
                Charge card..........................................    9,966       9,245               721          8
                Service fees and charges.............................   17,125      17,653              (528)        (3)
                Securities gains.....................................    3,410       2,062             1,348         65
                Other................................................   15,660       6,406             9,254        144
                                                                       -------     -------           -------
                Total noninterest income.............................  $80,485     $80,601           $  (116)        --
                                                                       =======     =======           =======        ===

           Noninterest income for the first quarter was $80.5 million, virtually unchanged from the first quarter of 1995. In the current quarter, the Corporation recognized a $4.0 million gain on the sale of its securities custody and related trustee services business for large institutions. The gain was recorded net of certain anticipated costs to exit this activity, including employee termination benefits, amounting to approximately $13 million. Computation of the gain also includes the Corporation's estimated obligation to service affected customers on an interim basis. The Corporation has not recognized contingent revenue to which it would be entitled in the event certain levels of customer retention are achieved by the purchaser of the business.
               Charge card income totaled $10.0 million, an increase of $.7 million or 8% from the previous year. Other income, including loan syndication and trade finance fees, gain from sale of mortgage loans, income from bank-owned life insurance and the aforementioned gain on sale of certain trust businesses, increased from $6.4 million to $15.7 million in 1996.

- --------------------------------------------------------------------------------

               Trust and investment management revenue was $30.0 million, a decrease of $9.0 million or 23% from the previous year, due primarily to the aforementioned sale of a portion of the trust business.
           Foreign exchange revenue was $3.5 million, a decline of $1.0 million or 22% from the previous year. Trading account gains totaled $1.0 million, down $.9 million from the previous year when a gain of $1.9 million was reported. Service fees and charges totaled $17.1 million, a decline of $.5 million or 3% primarily because of lower customer charges resulting from the reduction of assessed FDIC insurance premiums on deposits. The Corporation realized net gains of $3.4 million from sales of portfolio securities, compared to $2.1 million during the first quarter of 1995.
- --------------------------------------------------------------------------------

                                                                               Quarter Ended              Increase
  NONINTEREST                                                                     March 31               (Decrease)
  EXPENSES AND                                                              ---------------------     ----------------
  INCOME TAXES                    (dollars in thousands)                      1996         1995       Amount       %
                 -----------------------------------------------------------------------------------------------------
                 Salaries and other compensation.........................   $ 62,169     $ 62,540     $  (371)      (1)
                 Pension, profit sharing and other employee benefits.....     16,188       17,701      (1,513)      (9)
                 Net occupancy...........................................     10,726       11,354        (628)      (6)
                 Equipment...............................................      9,800        9,826         (26)      --
                 Marketing...............................................      5,650        5,795        (145)      (3)
                 Communication and delivery..............................      5,331        4,729         602       13
                 Deposit insurance.......................................         16        3,818      (3,802)    (100)
                 Other...................................................     21,881       22,479        (598)      (3)
                                                                            --------     --------     -------
                      Total noninterest expenses.........................   $131,761     $138,242     $(6,481)      (5)
                                                                            ========     ========      ======
                 Provision for income taxes..............................   $ 19,125     $ 16,393     $ 2,732       17
                                                                            ========     ========      ======     ====

           Noninterest expenses for the first quarter totaled $131.8 million, a decrease of $6.5 million from the first quarter of 1995. Noninterest expenses in the first quarter of 1996 have been reduced by approximately $8.2 million, reflecting cost savings as a result of the 1996 sale of securities custody and related trustee services business for large institutions. Total expenses also declined because of the $3.8 million decrease in FDIC insurance premiums.
               Employment-related expenses totaled $78.4 million, a decrease of $1.9 million or 2%, primarily reflecting savings as a result of the aforementioned trust business sale and reductions in expense due to revisions in employee benefit plan formulas in 1995. Net occupancy expenses totaled $10.7 million, down $.6 million from the prior year's first quarter, while equipment expenses were virtually unchanged. Communication and delivery expenses totaled $5.3 million, an increase of $.6 million or 13% from the prior year's first quarter.
               Income tax expense totaled $19.1 million, an increase of $2.7 million, primarily reflecting higher pretax income.
- --------------------------------------------------------------------------------
CAPITAL
POSITION The Corporation's total equity capital at March 31, 1996 was $1.12 billion, compared with $1.15 billion and $1.06 billion at December
           31, 1995 and March 31, 1995, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $264.7 million and $3.4 million, respectively. To support continued business growth and expansion, Bankcorp increased its capital base by $40 million, effective December 27, 1995. At the same time, Bankcorp adjusted its capital structure to mirror the capital mix of BMO and more closely resemble the Corporation's peer group comprising other major U.S. and Chicago bank holding companies. Bankcorp issued $180 million of preferred stock and an additional $65 million of long-term subordinated debt, purchased by Bankmont. Concurrently, common equity was reduced by $205 million through the declaration of a special dividend.
               U.S. banking regulators have issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

           These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. The portion of the allowance for possible credit losses includable in Tier 2 capital is limited to 1.25% of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.19% and 11.82%, respectively, at March 31, 1996.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio was 6.96% for the quarter ended March 31, 1996 compared to 7.12% for the year-ago quarter.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at March 31, 1996, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are to be deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 1996, the Corporation's intangible assets totaled $37 million, including approximately $16.9 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.85% for the first quarter of 1996.

- --------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               March 31    December 31       March 31
               (dollars in thousands)                                              1996           1995           1995
               ------------------------------------------------------------------------------------------------------
               Total assets (end of period)..............................   $16,918,955    $15,676,201    $15,062,047
                                                                            ===========    ===========    ===========
               Average assets (quarter)..................................   $16,095,408    $16,325,680    $14,821,516
                                                                            ===========    ===========    ===========
               Risk-based on-balance sheet assets........................   $10,611,715    $10,336,569    $ 9,478,094
               Risk-based off-balance sheet assets.......................     3,100,712      3,203,701      2,503,528
                                                                            -----------    -----------    -----------
               Total risk-based assets (based on regulatory accounting
                 principles).............................................   $13,712,427    $13,540,270    $11,981,622
                                                                            ===========    ===========    ===========
               Tier 1 capital............................................   $ 1,121,318    $ 1,100,899    $ 1,054,765
               Supplementary capital.....................................       497,339        492,911        425,968
                                                                            -----------    -----------    -----------
               Total capital.............................................   $ 1,618,657    $ 1,593,810    $ 1,480,733
                                                                            ===========    ===========    ===========
               Tier 1 leverage ratio.....................................          6.96%          6.77%          7.12%
               Risk-based capital ratios:
                 Tier 1..................................................          8.19%          8.14%          8.80%
                 Total...................................................         11.82%         11.79%         12.36%

- --------------------------------------------------------------------------------


NONPERFORMING                                                                  March 31        December 31     March 31
ASSETS                              (dollars in thousands)                         1996               1995         1995
                -------------------------------------------------------------------------------------------------------
                Nonaccrual loans..............................................  $51,400          $50,503        $79,377
                Restructured loans............................................    1,987            2,059          2,828
                                                                                -------          -------        -------
                  Total nonperforming loans...................................   53,387           52,562         82,205
                Other assets received in satisfaction of debt.................      846            2,470          7,108
                                                                                -------          -------        -------
                  Total nonperforming assets..................................  $54,233          $55,032        $89,313
                                                                                =======          =======        =======
                Nonperforming loans to total loans (end of period)............      .55%             .55%           .98%
                Nonperforming assets to total loans (end of period)...........      .55              .58           1.07
                                                                                =======          =======        =======
                90-day past due loans still accruing interest.................  $30,126          $28,302        $40,146
                                                                                =======          =======        =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at March 31, 1996 totaled $54.2 million, or .55% of total loans, down slightly from $55.0 million or .58% of loans at December 31, 1995 and also down from $89.3 million or 1.07% of loans a year ago.
               Interest shortfall for the quarter ended March 31, 1996 was $1.8 million, compared to $1.4 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of