Form 10-Q
period 1996-06-30
HARRIS BANKCORP INC
filed 1996-08-13
CIK 45729

================================================================================



                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1996

                                       OR

          [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             HARRIS BANKCORP, INC.
                             111 West Monroe Street
                            Chicago, Illinois 60603
                                 (312) 461-2121

                         Commission File Number 0-18179

                     Incorporated in the State of Delaware

                  IRS Employer Indentification No. 36-2722782

Harris Bankcorp, Inc. (the "Corporation") has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

At August 14, 1996 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.



===============================================================================

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                               Quarter Ended June 30          Six Months Ended June 30
                                                            ----------------------------    ----------------------------
                                                              1996       1995     Change      1996       1995     Change
- ------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income......................................   $128,631   $119,831       7%    $251,774   $237,245       6%
Net interest income (fully taxable equivalent)...........    134,545    124,791       8      263,244    247,644       6
Provision for credit losses..............................     13,689     11,778      16       27,212     20,440      33
Noninterest income.......................................     80,117     91,441     (12)     160,602    172,042      (7)
Noninterest expenses.....................................    138,280    143,039      (3)     270,041    281,281      (4)
Net income...............................................     38,791     38,191       2       78,010     72,909       7
Cash dividends...........................................     15,763     14,000      13       35,170     28,000      26
- ------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity............      15.04%     14.24%     80bp      15.04%     13.92%    112bp
Return on average assets.................................       0.92       1.02     (10)        0.95       0.99      (4)
Tier 1 risk-based capital ratio..........................       8.20       8.45     (25)
Total risk-based capital ratio...........................      11.64      11.80     (16)
Tier 1 leverage ratio....................................       7.12       6.96      16
Allowance for possible credit losses to total loans
  (period-end)...........................................       1.36       1.41      (5)
- ------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income............................   $  9,692   $  8,634      12%    $  9,585   $  8,416      14%
Portfolio securities.....................................      4,418      3,233      37        4,149      3,366      23
Money market assets......................................        722        924     (22)         680        987     (31)
Total interest-earning assets............................     14,914     12,849      16       14,490     12,825      13
Total assets.............................................     16,880     14,973      13       16,488     14,898      11
Deposits.................................................     10,864      9,881      10       10,754      9,897       9
Short-term borrowings....................................      4,167      3,076      35        3,852      3,086      25
Common stockholder's equity..............................        950      1,076     (12)         954      1,056     (10)
- ------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30 (IN MILLIONS)
Loans, net of unearned income............................   $ 10,235   $  9,071      13%
Allowance for possible credit losses.....................        139        127       9
Portfolio securities.....................................      4,386      3,484      26
Total assets.............................................     17,868     15,519      15
Deposits.................................................     12,666      9,754      30
Common stockholder's equity..............................      1,222      1,096      11
Total stockholder's equity...............................      1,447      1,096      32
- ------------------------------------------------------------------------------------------------------------------------

REPORT FROM MANAGEMENT
- --------------------------------------------------------------------------------
           Harris Bankcorp, Inc.'s earnings for the second quarter of 1996 were $38.8 million. This represented a 2% increase from the strong second quarter of a year ago, which included a $16.8 million net gain from portfolio securities transactions compared to a nominal gain in the current quarter. The enhanced performance was primarily attributable to sustained business growth and continued cost control.
               Annualized return on average common stockholder's equity was 15.04% in the current quarter compared to 14.24% a year earlier, while the annualized second quarter 1996 return on average assets was 0.92% compared to 1.02% in second quarter 1995. Excluding the effect of the December 1995 capital restructuring previously reported, return on common equity would have been 13.76% for the current quarter.
               Net interest income on a fully taxable equivalent basis was $134.5 million, up $9.8 million or 8% from second quarter last year. Average earning assets rose 16% to $14.9 billion from $12.8 billion in second quarter 1995, attributable to an increase of $1.1 billion or 12% in average loans. Commercial lending was the strongest contributor to this growth. Net interest margin decreased to 3.62% from 3.89% in the same quarter last year. This decline reflects the maturity of higher-yielding municipal bond holdings, the relative decrease in noninterest-bearing funds, and spread compression within certain categories of assets and related funding.
               Noninterest income of $80.1 million in the current quarter declined $11.3 million or 12% from the same quarter last year. In second quarter 1995, Harris Bankcorp, Inc. ("the Corporation" or "Harris Bankcorp") realized a net gain of $16.8 million from portfolio securities transactions, compared to nominal gains in the current quarter. During both May and June 1995, conditions in the U.S. bond market led to significant price rallies. These events enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available.
               During first quarter 1996, the Corporation sold its securities custody and related trustee services business for large institutions. Primarily as a result of this sale, trust fees declined by $6.9 million in the second quarter compared to second quarter 1995.
               In the current quarter, revenue from money market and bond trading activities improved by $2.0 million while service charge fees rose by $1.8 million compared to second quarter 1995. Other noninterest income, which includes syndication fees, gains on mortgage loan sales and fees on letters of credit, increased by $7.6 million from the year-ago quarter.
               Second quarter noninterest expenses of $138.3 million were down $4.7 million or 3% from second quarter last year, primarily because of reduced FDIC insurance premiums and lower ongoing costs resulting from the sale of the Corporation's securities custody and related trustee services business for large institutions.
               The second quarter 1996 provision for credit losses of $13.7 million was up $1.9 million from $11.8 million in the second quarter of 1995. Net loan charge-offs during the current quarter were $12.9 million compared to $11.7 million in the same period last year.
               Nonperforming assets at June 30, 1996 totaled $42 million, or 0.4% of total loans, compared to $54 million or 0.6% at March 31, 1996, and $71 million or 0.8% a year ago. At June 30, 1996, the allowance for possible credit losses was $139 million compared to $127 million at the end of second quarter 1995, both equal to 1.4% of loans outstanding at those dates. As a result, the ratio of the allowance for possible credit losses to nonperforming assets increased from 180% at June 30, 1995 to 332% at June 30, 1996.
               At June 30, 1996, equity capital of Harris Bankcorp amounted to $1.45 billion, up from $1.10 billion at June 30, 1995. The regulatory leverage capital ratio was 7.12% for second quarter 1996 compared to 7.21% in the same quarter one year earlier. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's June 30, 1996 Tier 1 and total risk-based capital ratios were 8.20% and 11.64%, respectively, compared to respective ratios of 8.45% and 11.80% at June 30, 1995. Regulatory minimums for these capital measures are 4% and 8%. In conjunction with the acquisition of Household Bank, f.s.b. ("Household") branches, described in further detail elsewhere in this report, Harris Bankcorp increased its capital base by $340 million, in part through the issuance of $45 million of Series "B"

- --------------------------------------------------------------------------------

           non-voting, callable perpetual preferred stock and an additional $15 million of long-term subordinated debt. Both issues were purchased by Harris Bankcorp's immediate parent, Bankmont Financial Corp. ("BFC"). The balance of the capital, $280 million, was provided via an infusion of common equity by BFC. At June 30, 1996, Harris Bankcorp's equity capital included $225 million of preferred stock.
               For the first six months of 1996, net income was $78.0 million, a 7% increase from the same period a year earlier when net income was $72.9 million. The favorable results primarily reflect strong business growth, effective cost control and a $2.4 million after-tax gain from the sale of securities custody and related trustee services business for large institutions. In 1995, the Corporation realized $18.9 million in net gains from portfolio securities transactions compared to a $3.6 million net gain for the first six months of 1996.
               Net interest income of $251.8 million in the current six-month period was up 6% from the comparable 1995 period. Although the net interest margin fell from 3.86% to 3.65% in the period ending June 30, 1996, average earning assets rose 13% from $12.8 billion to $14.5 billion, and average loans increased by $1.2 billion or 14%. Noninterest income decreased 7% to $160.6 million in 1996, primarily because of the reduction in net gains from portfolio securities transactions and a $15.8 million or 21% decline in trust fees. While personal and corporate trust fees increased substantially for the six-month period ended June 30, 1996, total trust fees and related noninterest expenses decreased as a result of the Corporation's sale of its securities custody and related trustee services business for large institutions at the beginning of 1996. Total noninterest expenses declined by $11.2 million or 4% in the current six-month period, also reflecting reduced FDIC deposit insurance premiums.
               On June 28, 1996, Harris Trust and Savings Bank ("HTSB"), the Corporation's lead bank subsidiary, completed its acquisition of 54 branches previously owned by Household, a wholly-owned subsidiary of Household International, Inc. At the closing, HTSB assumed deposits totaling $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. The 54 branches are located throughout the metropolitan Chicago area, creating a comprehensive Chicagoland banking network that brings Harris into many new and growing communities. Along with the recently announced plans for new branches in north suburban Northbrook; Morgan Park, on the far south side of Chicago; and west suburban Cicero, the 54 former Household branches bring the total number of Harris Bank locations opened or under construction to 143.
               Harris Bank, which includes the Corporation and Harris Bankmont, Inc., has recently announced the return of Hubert the Harris Lion, as part of a major new business and advertising effort. Hubert was the focal point of some of the Corporation's most successful retail banking campaigns in prior years and we look forward to similar successes for Hubert's newest promotion.

           Alan G. McNally

           Alan G. McNally
           Chairman of the Board and
           Chief Executive
           Officer                                             July 29, 1996

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


                                                                  Quarter Ended June 30         Six Months Ended June 30
                                                                 -----------------------       --------------------------
             (in thousands except per share data)                  1996           1995           1996           1995
- -------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.........................................   $201,775       $192,458       $400,454       $372,959
Money market assets:
  Deposits at banks...........................................      6,205         10,003         11,326         19,973
  Federal funds sold and securities purchased under agreement
    to resell.................................................      3,508          5,407          6,865         10,920
Trading account...............................................      1,161            851          2,106          1,700
Securities available for sale:
  U.S. Treasury and Federal agency............................     60,343         31,885        113,012         67,013
  Other.......................................................      5,000          2,833         10,728          4,897
Securities held to maturity:
  U.S. Treasury and Federal agency............................         --          8,829             --         18,472
  State and municipal.........................................         --          7,720             --         16,206
  Other.......................................................         --             77             --            219
                                                                 --------       --------       --------       --------
  Total interest income.......................................    277,992        260,063        544,491        512,359
                                                                 --------       --------       --------       --------
INTEREST EXPENSE
Deposits......................................................     93,049         89,627        184,762        175,463
Short-term borrowings.........................................     45,140         38,173         84,553         76,874
Senior notes..................................................      4,645          6,604         10,286         11,177
Long-term notes...............................................      6,527          5,828         13,116         11,600
                                                                 --------       --------       --------       --------
  Total interest expense......................................    149,361        140,232        292,717        275,114
                                                                 --------       --------       --------       --------
NET INTEREST INCOME...........................................    128,631        119,831        251,774        237,245
Provision for credit losses...................................     13,689         11,778         27,212         20,440
                                                                 --------       --------       --------       --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.........    114,942        108,053        224,562        216,805
                                                                 --------       --------       --------       --------
NONINTEREST INCOME
Trust and investment management fees..........................     29,470         36,346         59,259         75,091
Trading account...............................................      2,652            679          3,652          2,612
Foreign exchange..............................................      3,465          3,169          7,000          7,726
Charge card...................................................     11,110         10,467         21,076         19,712
Service fees and charges......................................     19,310         17,538         36,435         35,191
Portfolio securities gains....................................        140         16,838          3,550         18,900
Other.........................................................     13,970          6,404         29,630         12,810
                                                                 --------       --------       --------       --------
  Total noninterest income....................................     80,117         91,441        160,602        172,042
                                                                 --------       --------       --------       --------
NONINTEREST EXPENSE
Salaries and other compensation...............................     67,653         62,611        129,822        125,151
Pension, profit sharing and other employee benefits...........     13,590         16,703         29,778         34,404
Net occupancy.................................................     10,852         12,011         21,578         23,365
Equipment.....................................................     10,257         10,388         20,057         20,214
Marketing.....................................................      7,073          6,652         12,723         12,447
Communication and delivery....................................      5,167          5,152         10,499          9,881
Deposit insurance.............................................         63          3,816             79          7,634
Other.........................................................     23,625         25,706         45,505         48,185
                                                                 --------       --------       --------       --------
  Total noninterest expenses..................................    138,280        143,039        270,041        281,281
                                                                 --------       --------       --------       --------
Income before income taxes....................................     56,779         56,455        115,123        107,566
Applicable income taxes.......................................     17,988         18,264         37,113         34,657
                                                                 --------       --------       --------       --------
  NET INCOME..................................................     38,791         38,191         78,010         72,909
Dividends on preferred stock..................................      3,262             --          6,670             --
                                                                 --------       --------       --------       --------
Net Income Applicable to Common Stock.........................   $ 35,529       $ 38,191       $ 71,340       $ 72,909
                                                                 ========       ========       ========       ========
EARNINGS PER COMMON SHARE (BASED ON 6,667,490 AVERAGE SHARES
  OUTSTANDING)
Net Income Applicable to Common Stock.........................   $   5.33       $   5.72       $  10.70       $  10.93
                                                                 ========       ========       ========       ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                June 30     December 31         June 30
(in thousands except share data)                                                   1996            1995            1995
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.................................   $  1,283,832    $  1,522,418    $  1,160,894
Money market assets:
  Interest-bearing deposits at banks....................................        475,555         457,702         619,569
  Federal funds sold and securities purchased under agreement to
    resell..............................................................        332,958         179,692         283,143
Trading account assets..................................................         54,916          98,638          71,115
Portfolio securities:
  Held to maturity (market value of $1,022,138 in 1995).................             --              --       1,006,002
  Available for sale....................................................      4,386,440       3,389,967       2,477,793
Loans, net of unearned income of $12,790 in 1996, $16,091 and $17,902 in
  1995..................................................................     10,234,573       9,517,797       9,070,573
Allowance for possible credit losses....................................       (139,220)       (129,259)       (127,479)
Premises and equipment..................................................        260,117         225,540         224,199
Customers' liability on acceptances.....................................         69,944          95,326         120,891
Other assets............................................................        908,546         318,380         612,171
                                                                           ------------    ------------    ------------
      TOTAL ASSETS......................................................   $ 17,867,661    $ 15,676,201    $ 15,518,871
                                                                           ============    ============    ============
LIABILITIES
Deposits in domestic offices - noninterest-bearing......................   $  3,246,521    $  3,003,088    $  2,922,896
                             - interest-bearing.........................      7,865,792       4,859,939       4,299,288
Deposits in foreign offices - noninterest-bearing.......................         41,124          41,004          33,115
                            - interest-bearing..........................      1,512,104       2,324,751       2,499,040
                                                                           ------------    ------------    ------------
      Total deposits....................................................     12,665,541      10,228,782       9,754,339
Federal funds purchased and securities sold under agreement to
  repurchase............................................................      2,368,080       1,896,817       2,607,212
Commercial paper outstanding............................................        233,371         292,022         284,099
Short-term borrowings...................................................        128,395         843,049         430,370
Senior notes............................................................        350,000         478,000         456,100
Acceptances outstanding.................................................         69,944          95,326         120,891
Accrued interest, taxes and other expenses..............................        158,170         143,580         136,799
Other liabilities.......................................................         67,869         188,897         333,856
Long-term notes.........................................................        379,028         363,952         298,879
                                                                           ------------    ------------    ------------
      TOTAL LIABILITIES.................................................     16,420,398      14,530,425      14,422,545
                                                                           ------------    ------------    ------------
STOCKHOLDER'S EQUITY
Series A non-voting preferred stock (no par value); authorized 1,000,000 shares; issued and outstanding 180 shares ($1,000,000 stated value);
  7.25% dividends rate..................................................        180,000         180,000              --
Series B non-voting preferred stock (no par value); authorized 45 shares; issued and outstanding 45 shares ($1,000,000 stated value);
  7.875% dividend rate..................................................         45,000              --              --
Common stock ($8 par value); authorized 10,000,000 shares; issued and
  outstanding 6,667,490 shares..........................................         53,340          53,340          53,340
Surplus.................................................................        484,088         203,897         203,897
Retained earnings.......................................................        724,308         681,468         841,526
Unrealized holding (losses) gains, net of deferred taxes of ($26,042) in
  1996, $17,787 and ($1,607) in 1995....................................        (39,473)         27,071          (2,437)
                                                                           ------------    ------------    ------------
      TOTAL STOCKHOLDER'S EQUITY........................................      1,447,263       1,145,776       1,096,326
                                                                           ------------    ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........................   $ 17,867,661    $ 15,676,201    $ 15,518,871
                                                                           ============    ============    ============

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                           (in thousands)                                                 1996            1995
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1................................................................................   $1,145,776      $1,021,154
  Net income........................................................................................       78,010          72,909
  Issuance of preferred stock.......................................................................       45,000              --
  Contributions to capital..........................................................................      280,191              --
  Cash dividends -- Series A preferred stock........................................................       (6,670)             --
  Cash dividends -- common stock....................................................................      (28,500)        (28,000)
  Net change in unrealized holding gains/losses on available for sale securities, net of tax........      (66,544)         30,263
                                                                                                       ----------      ----------
BALANCE AT JUNE 30..................................................................................   $1,447,263      $1,096,326
                                                                                                       ==========      ==========

- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                                                                       Six Months Ended June 30
                                                                                                     ----------------------------
                                          (in thousands)                                                1996             1995
- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income........................................................................................   $    78,010      $    72,909
Adjustments to reconcile net income to net cash used by operating activities:
  Provision for credit losses.....................................................................        27,212           20,440
  Depreciation and amortization, including intangibles............................................        23,336           23,867
  Deferred tax benefit............................................................................        (1,829)            (839)
  Gain on sales of portfolio securities...........................................................        (3,550)         (18,900)
  Trading account net sales (purchases)...........................................................        43,722          (35,048)
  Net (increase) decrease in interest receivable..................................................       (13,447)           3,917
  Net (decrease) increase in interest payable.....................................................        (4,921)           6,630
  Net increase in loans held for resale...........................................................      (125,240)         (84,782)
  Other, net......................................................................................       (67,573)           5,454
                                                                                                     -----------      -----------
    Net cash used by operating activities.........................................................       (44,280)          (6,352)
                                                                                                     -----------      -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at banks...................................       (17,853)         137,658
  Net (increase) decrease in Federal funds sold and securities purchased under agreement to
    resell........................................................................................      (153,266)         121,083
  Proceeds from maturities of securities held to maturity.........................................            --          397,334
  Purchases of securities held to maturity........................................................            --         (293,433)
  Proceeds from sales of securities available for sale............................................       473,099        1,427,291
  Proceeds from maturities of securities available for sale.......................................     2,674,828        2,448,553
  Purchases of securities available for sale......................................................    (4,251,237)      (3,705,232)
  Net increase in loans...........................................................................      (272,672)        (774,233)
  Net cash received upon assumption of certain assets and liabilities of Household Bank f.s.b.....     2,244,009               --
  Proceeds from sales of premises and equipment...................................................         8,532           17,488
  Purchases of premises and equipment.............................................................       (35,875)         (39,222)
  Other, net......................................................................................        50,898           55,056
                                                                                                     -----------      -----------
    Net cash provided (used) by investing activities..............................................       720,463         (207,657)
                                                                                                     -----------      -----------
FINANCING ACTIVITIES:
  Net decrease in deposits........................................................................      (454,445)        (165,393)
  Net increase (decrease) in Federal funds purchased and securities sold under agreement to
    repurchase....................................................................................       471,263          (24,955)
  Net decrease in commercial paper outstanding....................................................       (58,651)         (22,638)
  Net decrease in short-term borrowings...........................................................      (714,654)        (239,992)
  Proceeds from issuance of senior notes..........................................................       960,286          996,100
  Repayment of senior notes.......................................................................    (1,088,286)        (540,000)
  Proceeds from issuance of long-term notes.......................................................        15,000               --
  Proceeds from issuance of Series B preferred stock..............................................        45,000               --
  Contribution to capital surplus.................................................................       280,000               --
  Cash dividends paid on Series A preferred stock.................................................        (6,670)              --
  Cash dividends paid on common stock.............................................................       (28,500)         (28,000)
  Other, net......................................................................................      (335,112)              --
                                                                                                     -----------      -----------
    Net cash used by financing activities.........................................................      (914,769)         (24,878)
                                                                                                     -----------      -----------
    NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM BANKS.......................................      (238,586)        (238,887)
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1..........................................     1,522,418        1,399,781
                                                                                                     -----------      -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30............................................   $ 1,283,832      $ 1,160,894
                                                                                                     ===========      ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1995.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
- --------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGS
           Certain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
- --------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash
           Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30, totaled $286,940,000 and $268,484,000 in 1996 and 1995, respectively. Cash income tax payments over the same periods totaled $43,722,000 and $35,468,000, respectively.
- --------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES    During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The Statement applies to transactions in which a mortgage banking enterprise acquires mortgage servicing rights through the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained by the seller. As required by the Statement, the rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. During the first quarter of 1996, the Corporation began to capitalize mortgage servicing rights. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are loan type and repricing interval. The adoption of the Statement did not have a material effect on the Corporation's financial position or results of operations.
               In January 1996, the Corporation adopted the Harris Bank Stock Option Program under the Bank of Montreal Stock Option Plan. The plan was established for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees. On February 26, 1996, the
           Corporation granted 510,200 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to U.S. $22.55). The estimated grant-date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The Corporation has adopted SFAS No. 123, Accounting for Stock-based Compensation. The adoption of the
           Statement did not have a material effect on the Corporation's financial position or results of operations.
- --------------------------------------------------------------------------------
5. FOREIGN
EXCHANGE
ACTIVITIES Effective April 3, 1995, the Corporation and Bank of Montreal ("BMO")
           agreed to combine their U.S. foreign exchange activities ("FX").
           Under this arrangement, FX net profits are shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. This agreement did not have a material impact on the Corporation's first and second quarter 1996 or fiscal 1995 net income or financial position at June 30, 1996, December 31, 1995 or June 30, 1995.
- --------------------------------------------------------------------------------
6. ACQUISITION
OF HOUSEHOLD
BRANCHES On June 28, 1996, Harris Trust and Savings Bank ("HTSB"), the Corporation's lead bank subsidiary, completed the acquisition of 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International, Inc. The 54 branches are located throughout the metropolitan Chicago area. In addition to acquiring real and personal property, HTSB has assumed certain deposit liabilities and purchased other assets, primarily consumer loans. In anticipation of this transaction, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series B nonvoting, callable perpetual preferred stock and an additional $15 million of long term subordinated debt. Both issues were purchased by Bankmont Financial Corp. ("BFC"). The balance of the capital, $280 million, was provided through a direct infusion of common equity by BFC.
               At the closing, HTSB assumed deposits totaling $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. After paying a purchase price of $277 million, HTSB received approximately $2.24 billion in cash from Household as consideration for the deposit liabilities assumed, net of assets purchased. The contract between HTSB and Household provided for a final settlement to occur within 10 business day of the closing, to reflect actual loan and deposit balances as of the closing date. These final settlement adjustments were not material to the Corporation's second quarter 1996 net income or financial position at June 30, 1996.
               The purchase price of $277 million was recorded as an intangible asset, along with certain fair value adjustments and deferred acquisition costs, resulting in total intangibles recognized of $284 million, including $140 million of goodwill.
               The impact of the acquisition on 1996 net income is not expected to be material. Following is a condensed statement of condition of the Corporation, reflecting the impact of the transaction on the Corporation's financial position.

- --------------------------------------------------------------------------------

                                                                        June 30, 1996       Household           June 30, 1996
                           (in millions)                              Without Household      Impact              As Reported
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks                                    $ 1,179           $   105 a,f           $ 1,284
Money market and trading account assets                                        863                                     863
Portfolio securities                                                         4,386                                   4,386
Loans, net of unearned income                                                9,895               340 b              10,235
Allowance for possible credit losses                                          (134)               (5)b                (139)
Premises and equipment                                                         230                30 c                 260
Other assets                                                                   685               294 b,c,d,g           979
                                                                           -------           -------               -------
    TOTAL ASSETS                                                           $17,104           $   764               $17,868
                                                                           =======           =======               =======
LIABILITIES
Total deposits                                                              11,023             1,643 e,f            12,666
Short-term borrowings                                                        4,324            (1,244)f               3,080
Other liabilities                                                              271                25 g                 296
Long-term notes                                                                364                15 a                 379
                                                                           -------           -------               -------
    TOTAL LIABILITIES                                                       15,982               439                16,421
                                                                           -------           -------               -------
STOCKHOLDER'S EQUITY
Preferred stock                                                                180                45 a                 225
Common equity                                                                  942               280 a               1,222
                                                                           -------           -------               -------
    TOTAL STOCKHOLDER'S EQUITY                                               1,122               325                 1,447
                                                                           -------           -------               -------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $17,104           $   764               $17,868
                                                                           =======           =======               =======

a. The Corporation received a contribution to capital surplus from BFC of $280 million and issued to BFC $45 million of preferred stock and $15 million of subordinated debt.
b. The Corporation acquired loans amounting to $340 million and established a related allowance for possible credit losses of $4.8 million in order to record the loans at fair value.
c. The Corporation acquired fixed assets totaling $30 million including a $3.9 million adjustment to reflect land acquired at fair market value.
d. The Corporation recorded the $277 million purchase price as an intangible asset.
e. The Corporation assumed deposit liabilities totaling $2.9 billion.
f. The Corporation reduced short-term borrowings (wholesale time deposits, Federal funds purchased, etc.) with the net cash available from Household and the related capital infusion from BFC. In addition, cash and due from bank balances increased as a result of statutory reserve requirements on deposits.
g. The Corporation recorded $17 million of accrued interest payable on the assumed deposit liabilities and capitalized as part of the purchase price approximately $6.8 million for investment banker fees, severance costs and other charges.

CONSOLIDATED STATISTICAL SUMMARY  Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

                                                        Quarter Ended June 30                Six Months Ended June 30
     Daily Average Balances (in millions)        -----------------------------------    -----------------------------------
 Average Rates Earned and Paid (fully taxable               1996               1995                1996               1996
              equivalent basis)                  Balances   Rates   Balances   Rates    Balances   Rates   Balances   Rates
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks..........   $   471    5.30%   $   565     7.10%   $   431    5.29%   $   620     6.50%
  Federal funds sold and securities purchased
    under agreement to resell.................       251    5.61        359     6.04        249    5.54        367     6.00
                                                 -------            -------             -------            -------
         Total money market assets............       722    5.41        924     6.07        680    5.38        987     6.31
Trading account assets........................        82    7.22         58     7.18         76    6.96         56     7.51
Portfolio securities:
Held to maturity:
  U.S. Treasury and Federal agency............        --      --        607     5.83         --      --        616     6.05
  State and municipal.........................        --      --        399    11.74         --      --        415    11.90
  Other.......................................        --      --          5     6.50         --      --          6     6.20
                                                 -------            -------             -------            -------
         Total held to maturity...............        --      --      1,011     8.16         --      --      1,037     8.39
Available for sale:
  U.S. Treasury and Federal agency............     4,015    6.55      2,035     6.29      3,765    6.57      2,163     6.25
  Other.......................................       403    5.02        187     6.50        384    5.62        166     6.36
                                                 -------            -------             -------            -------
         Total available for sale.............     4,418    6.41      2,222     6.30      4,149    6.48      2,329     6.25
                                                --------           --------             -------             ------
         Total portfolio securities...........     4,418    6.41      3,233     6.89      4,149    6.48      3,366     6.91
Loans, net of unearned income.................     9,692    8.38      8,634     8.96      9,585    8.42      8,416     8.95
                                                 -------            -------             -------            -------
         TOTAL INTEREST-EARNING ASSETS........    14,914    7.65     12,849     8.27     14,490    7.71     12,825     8.20

Cash and demand balances due from banks.......     1,086              1,163               1,121              1,180
Other assets..................................       880                961                 877                893
                                                 -------            -------             -------            -------
         Total assets.........................   $16,880            $14,973             $16,488            $14,898
                                                 =======            =======             =======            =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts....................................   $ 1,843    3.10    $ 1,632     3.20    $ 1,809    3.17    $ 1,647     3.18
Savings deposits and certificates.............     2,590    4.77      2,440     5.03      2,564    4.87      2,387     4.87
Other time deposits...........................       924    5.45        658     6.08        877    5.46        589     6.05
Foreign office time deposits..................     2,673    5.36      2,352     6.14      2,610    5.41      2,455     6.09
                                                 -------            -------             -------            -------
         Total interest-bearing deposits......     8,030    4.66      7,082     5.08      7,860    4.73      7,078     5.00
Other short-term borrowings...................     3,831    4.73      2,648     5.78      3,482    4.88      2,725     5.68
Short-term senior notes.......................       336    5.52        428     6.16        370    5.56        361     6.18
Long-term notes...............................       365    7.16        299     7.80        364    7.20        299     7.76
                                                 -------            -------             -------            -------
         TOTAL INTEREST-BEARING LIABILITIES...    12,562    4.78     10,457     5.38     12,076    4.87     10,463     5.30
Noninterest-bearing deposits..................     2,834              2,799               2,894              2,819
Other liabilities.............................       352                641                 383                560
Stockholder's equity..........................     1,132              1,076               1,135              1,056
                                                 -------            -------             -------            -------
         Total liabilities and stockholder's
           equity.............................   $16,880            $14,973             $16,488            $14,898
                                                 =======            =======             =======            =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)....................              3.62%               3.89%              3.65%               3.86%
                                                            ====                ====               ====                ====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt interest income has been restated to a comparable taxable level. Beginning in 1996, the adjustment includes a state tax component.
2. AVERAGE RATE ON PORTFOLIO SECURITIES
Yields on securities classified as available for sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------
SECOND QUARTER 1996
COMPARED WITH
SECOND QUARTER 1995
- --------------------------------------------------------------------------------
SUMMARY The Corporation's earnings for the second quarter of 1996 were $38.8 million. This represented a 2% increase from the same quarter of a year ago, which included a $16.8 million net gain from portfolio securities transactions compared to a nominal gain in the current quarter. This increase is attributable to sustained business growth and continued cost control.
               Net interest income on a fully taxable equivalent ("FTE") basis was $134.1 million, up 7% from $124.8 million in the year-ago quarter, reflecting a 16% increase in average earning assets. Net interest margin decreased to 3.62% from 3.89% in the second quarter of 1995. The second quarter 1996 provision for credit losses of $13.7 million was up $1.9 million from $11.8 million in the second quarter of 1995.
               Noninterest income declined $11.3 million, or 12%. In second quarter 1995, the Corporation realized a net gain of $16.8 million from sales of portfolio securities compared to nominal gains in the current quarter. During first quarter 1996, the Corporation sold its securities custody and related trustee services business for large institutions. Primarily as a result of this sale, trust fees declined by $6.9 million. In the current quarter, revenue from money market and bond trading activities improved by $2.0 million while service charge fees rose by $1.8 million compared to second quarter 1995.
           Other noninterest income, which includes syndication fees, gains on mortgage loan sales and fees on letters of credit, increased by $7.6 million from the year-ago quarter. Second quarter noninterest expenses of $138.3 million were down $4.7 million or 3% from second quarter last year, primarily because of reduced FDIC insurance premiums and lower ongoing costs resulting from the sale of the Corporation's securities custody and related trustee services business for large institutions.
               The Corporation's annualized returns on average assets and equity were 0.92% and 15.04%, respectively, for second quarter 1996 compared to returns of 1.02% and 14.24%, respectively for the same quarter last year. Excluding the effect of the December 1995 capital restructuring, return on equity would have been 13.76% for the second quarter of 1996.
               On June 28, 1996, Harris Trust and Savings Bank ("HTSB"), the Corporation's lead bank subsidiary, completed the acquisition of 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International, Inc. The 54 branches are located throughout the metropolitan Chicago area. At the closing, HTSB assumed deposits totaling $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. After paying a purchase price of $277 million, HTSB received approximately $2.24 billion in cash from Household as consideration for the deposit liabilities assumed, net of assets purchased (see Note 6, Notes to Financial Statements).
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

- --------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                          Quarter Ended                Six Months Ended
                                                                               June  30                    June 30
                                                                      --------------------       --------------------
               (in thousands)                                             1996        1995           1996        1995
               ------------------------------------------------------------------------------------------------------
               Interest income                                        $277,992    $260,063       $544,491    $512,359
               Fully taxable equivalent adjustment                       5,914       4,960         11,470      10,399
                                                                      --------    --------       --------    --------
                   Interest income (fully taxable equivalent basis)    283,906     265,023        555,961     522,758
               Interest expense                                        149,361     140,232        292,717     275,114
                                                                      --------    --------       --------    --------
                   Net interest income (fully taxable equivalent
                     basis)                                           $134,545    $124,791       $263,244    $247,644
                                                                      ========    ========       ========    ========
               Increase (decrease) due to change in:
                   Volume                                             $ 18,860    $  6,391       $ 29,869    $ 17,723
                   Rate                                                 (9,106)     (1,231)       (14,269)     (1,115)
                                                                      --------    --------       --------    --------
                   Total increase in net interest income              $  9,754    $  5,160       $ 15,600    $ 16,608
                                                                      ========    ========       ========    ========

           Second quarter net interest income on an FTE basis was $134.5 million, up 8% from $124.8 million in second quarter 1995. Average earning assets increased 16% or $2.07 billion and net interest margin, the other principal determinant of net interest income, decreased from 3.89% to 3.62% in the current quarter.
               Average loans rose $1.06 billion, or 12%, partially offset by a decrease in total money market assets of $202 million or 22%. Loan categories with the most significant growth over the prior year were commercial and charge card which increased by $787 million and $170 million, respectively. Average portfolio securities were up 37%, or $1.19 billion, primarily reflecting increased holdings of Federal agency securities.
               Funding for this asset growth came primarily from short-term borrowings, foreign time deposits, other time deposits, money market accounts and saving deposits and certificates, which increased by an average of $1.18 billion, $320 million, $266 million, $163 million and $150 million, respectively.
               The Corporation's consolidated net interest margin declined to 3.62% from 3.89% in the same quarter last year. This decrease reflects the maturity of higher-yielding municipal bond holdings, the relative decrease in noninterest-bearing funds, and spread compression within certain categories of assets and related funding. Additionally, beginning in January 1996, the restatement of certain tax-exempt income to a fully taxable equivalent status includes a state tax adjustment. The effect of this adjustment was to increase net interest margin in 1996 by approximately 7 basis points.
               The net interest margins for the quarter and the year-to-date were not materially impacted by the acquisition of assets and assumption of $2.9 billion in deposit liabilities in connection with the June 1996 purchase of branches owned by Household. The Corporation expects the net interest margin to be favorably affected in the future because the current interest cost associated with deposits assumed from Household is generally lower than the existing cost of wholesale funding displaced. The actual impact is dependent upon not only the stability of the deposit base but also market rate movements for each of the funding sources and in the future relationship between short and longer term rates.

- --------------------------------------------------------------------------------
           AVERAGE EARNINGS ASSETS--NET INTEREST MARGIN

                                                          Quarter Ended June 30              Six Months Ended June 30
                                                     --------------------------------    --------------------------------

                Daily Average Balances (in millions)      1996              1995              1996              1995
                   Average Rates Earned and Paid     --------------    --------------    --------------    --------------
                  (fully taxable equivalent basis)   Balances  Rates   Balances  Rates   Balances  Rates   Balances  Rates
               ----------------------------------------------------------------------------------------------------------
               Interest-earning assets               $14,914   7.65%   $12,849   8.27%   $14,490   7.71%   $12,825   8.20%
                                                     =======           =======           =======           =======
               Interest-bearing liabilities          $12,562   4.78    $10,457   5.38    $12,076   4.87    $10,463   5.30
               Noninterest-bearing sources of funds    2,352             2,392             2,414             2,362
                                                     -------           -------            ------           -------
                   Total supporting liabilities      $14,914   4.03    $12,849   4.38    $14,490   4.06    $12,825   4.34
                                                     =======           =======           =======           =======
               Net interest margin (related to
                 average interest-earning assets)              3.62%             3.89%             3.65%             3.86%
                                                               ====              ====              =====             =====

- --------------------------------------------------------------------------------

                                                    Quarter           Increase           Six Months           Increase
                                                 Ended June 30       (Decrease)         Ended June 30        (Decrease)
  NONINTEREST                                  -----------------   --------------    -------------------   --------------
     INCOME         (dollars in thousands)      1996      1995      Amount     %       1996       1995      Amount     %
                 --------------------------------------------------------------------------------------------------------
                 Trust and investment
                 management fees.............  $29,470   $36,346   $ (6,876)  (19)   $ 59,259   $ 75,091   $(15,832)  (21)
                 Trading account.............    2,652       679      1,973   291       3,652      2,612      1,040    40
                 Foreign exchange............    3,465     3,169        296     9       7,000      7,726       (726)   (9)
                 Charge card.................   11,110    10,467        643     6      21,076     19,712      1,364     7
                 Service fees and charges....   19,310    17,538      1,772    10      36,435     35,191      1,244     4
                 Securities gains............      140    16,838    (16,698)  (99)      3,550     18,900    (15,350)  (81)
                 Other.......................   13,970     6,404      7,566   118      29,630     12,810     16,820   131
                                               -------   -------   --------          --------   --------   --------
                 Total noninterest income....  $80,117   $91,441   $(11,324)  (12)   $160,602   $172,042   $(11,440)   (7)
                                               =======   =======   ========   ===    ========   ========   ========   ===

           Noninterest income for the second quarter was $80.1 million, a decrease of $11.3 million or 12% from the second quarter of 1995. In the current quarter, the Corporation realized a net gain of $0.1 million from transactions in portfolio securities, compared to net gains of $16.8 million in second quarter 1995. During both May and
           June 1995, conditions in the U.S. bond market led to significant price rallies. These events enabled the corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available.
               Trust and investment management revenue was $29.5 million, a decrease of $6.9 million or 19% from the previous year, due primarily to the sale of the securities custody and related trustee services business for large institutions.
               Trading account gains totaled $2.6 million, an increase of $2.0 million from the previous year due primarily to strong municipal bond trading activities. Service fees and charges were up 10% from $17.5 million in the year ago quarter to $19.3 million currently. Other noninterest income, including bank-owned life insurance, gains from debt restructurings, loan syndication fees, foreign fees and gains on sales of mortgage loans, increased from $6.4 million to $14.0 million in 1996.
- --------------------------------------------------------------------------------


                                                     Quarter           Increase           Six Months           Increase
  NONINTEREST                                     Ended June 30       (Decrease)         Ended June 30        (Decrease)
  EXPENSES AND                                 -------------------   -------------    -------------------   --------------
  INCOME TAXES      (dollars in thousands)       1996       1995     Amount     %       1996       1995      Amount     %
                 ---------------------------------------------------------------------------------------------------------
                 Salaries and other
                 compensation................  $ 67,653   $ 62,611   $ 5,042     8    $129,822   $125,151   $  4,671     4
                 Pension, profit sharing and
                 other employee benefits.....    13,590     16,703    (3,113)  (19)     29,778     34,404     (4,626)  (13)
                 Net occupancy...............    10,852     12,011    (1,159)  (10)     21,578     23,365     (1,787)   (8)
                 Equipment...................    10,257     10,388      (131)   (1)     20,057     20,214       (157)   (1)
                 Marketing...................     7,073      6,652       421     6      12,723     12,447        276     2
                 Communication and delivery..     5,167      5,152        15    --      10,499      9,881        618     6
                 Deposit insurance...........        63      3,816    (3,753)  (98)         79      7,634     (7,555)  (99)
                 Other.......................    23,625     25,706    (2,081)   (8)     45,505     48,185     (2,680)   (6)
                                               --------   --------   -------          --------   --------   --------
                 Total noninterest
                 expenses....................  $138,280   $143,039   $(4,759)   (3)   $270,041   $281,281   $(11,240)   (4)
                                               ========   ========   =======          ========   ========   ========
                 Provision for income
                 taxes.......................  $ 17,988   $ 18,264   $  (276)   (2)   $ 37,113   $ 34,657   $  2,456     7
                                               ========   ========   =======   ===    ========   ========   ========   ===

           Noninterest expenses for the second quarter totaled $138.3 million, a decrease of $4.8 million or 3% from the second quarter of 1995. Noninterest expenses in second quarter 1996 reflect cost savings of approximately $6.7 million, as a result of the January 1996 sale of securities custody and related trustee services business for large institutions. Total expenses also declined because of the $3.8 million decrease in FDIC insurance premiums.

- --------------------------------------------------------------------------------

               Employment-related expenses totaled $81.2 million, an increase of $1.9 million or 2%. Net occupancy expenses totaled $10.9 million, down $1.2 million from the prior year's second quarter, while equipment expenses were virtually unchanged. Other noninterest expenses decreased by $2.1 million or 8% while marketing expenses reflected an increase of $0.4 million.
               Income tax expense totaled $18.0 million, a decrease of $0.3 million or 2% from the $18.3 million recorded in second quarter 1995.
- --------------------------------------------------------------------------------

CAPITAL
POSITION   The Corporation's total equity capital at June 30, 1996 was
          $1.45 billion, compared with $1.15 billion and $1.10 billion at December 31, 1995 and June 30, 1995, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $263.2 million and $6.7 million, respectively. To support continued business growth and expansion, the Corporation increased its capital base by $40 million, effective December 27, 1995. At the same time, the Corporation adjusted its capital structure to mirror the capital mix of BMO and more closely resemble the Corporation's peer group comprising other major U.S. and Chicago bank holding companies. The Corporation issued $180 million of preferred stock and an additional $65 million of long-term subordinated debt, purchased by BFC. Concurrently, common equity was reduced by $205 million through the declaration of a special dividend.

          In anticipation of the acquisition of branches previously owned by Household as discussed earlier in this report, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series "B" non-voting, callable perpetual preferred stock and an additional $15 million of long-term subordinated debt. Both issues were purchased by BFC. The balance of the capital, $280 million, was provided through a direct infusion of common equity by BFC.

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

          Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.20% and 11.64%, respectively, at June 30, 1996.

          Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio was 7.12% for the quarter ended June 30, 1996 compared to 7.21% for the year-ago quarter.

          The Federal Deposit Insurance Corporation Improvement Act of
          1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before June 30, 1996, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.

          Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, purchased mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 1996, the Corporation's intangible assets totaled $321.9 million, including approximately

- --------------------------------------------------------------------------------

           $302.3 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 7.01% for the second quarter of 1996.
               The following is a summary of the Corporation's capital ratios:

                                                                                June 30    December 31        June 30
               (dollars in thousands)                                              1996           1995           1995
               ------------------------------------------------------------------------------------------------------
               Total assets (end of period)..............................   $17,867,661    $15,676,201    $15,518,871
                                                                            ===========    ===========    ===========
               Average assets (quarter)..................................   $16,879,594    $16,325,680    $14,972,871
                                                                            ===========    ===========    ===========
               Risk-based on-balance sheet assets........................   $11,380,903    $10,336,559    $ 9,974,004
               Risk-based off-balance sheet assets.......................     3,371,604      3,203,701      2,778,447
                                                                            -----------    -----------    -----------
               Total risk-based assets (based on regulatory accounting
                 principles).............................................   $14,752,507    $13,540,260    $12,752,451
                                                                            ===========    ===========    ===========
               Tier 1 capital............................................   $ 1,184,154    $ 1,100,899    $ 1,078,202
               Supplementary capital.....................................       498,133        492,911        426,050
                                                                            -----------    -----------    -----------
               Total capital.............................................   $ 1,682,287    $ 1,593,810    $ 1,504,252
                                                                            ===========    ===========    ===========
               Tier 1 leverage ratio.....................................          7.12%          6.77%          7.21%
               Risk-based capital ratios
                 Tier 1..................................................          8.20%          8.14%          8.45%
                 Total...................................................         11.64%         11.79%         11.80%

- --------------------------------------------------------------------------------


NONPERFORMING                                                                        June 30    March 31    June 30
ASSETS                                (dollars in thousands)                          1996        1996        1995
                ----------------------------------------------------------------------------------------------------
                Nonaccrual loans...................................................  $38,490     $51,400     $65,478
                Restructured loans.................................................    1,933       1,987       2,149
                                                                                     -------     -------     -------
                Total nonperforming loans..........................................   40,423      53,387      67,627
                Other assets received in satisfaction of debt......................    1,473         846       3,246
                                                                                     -------     -------     -------
                Total nonperforming assets.........................................  $41,896     $54,233     $70,873
                                                                                     =======     =======     =======
                Nonperforming loans to total loans (end of period).................      .39%        .55%        .75%
                Nonperforming assets to total loans (end of period)................      .41%        .55%        .78%
                                                                                     =======     =======     =======
                90-day past due loans still accruing interest                        $58,695     $30,126     $24,644
                                                                                     =======     =======     =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 1996 totaled $42 million, or .41% of total loans, down from $54.2 million or .55% of total loans at March 31, 1996 and also down from $71 million or .78% of loans a year ago.
               Interest shortfall for the quarter ended June 30, 1996 was $1.7 million compared to $0.5 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

- --------------------------------------------------------------------------------

the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                       Impaired Loans        Impaired Loans
                                                                     For Which There Is    For Which There Is      Total Impaired
                              (dollars in thousands)                 Related Allowance    No Related Allowance         Loans
               ------------------------------------------------------------------------------------------------------------------
               June 30, 1996
               Balance.............................................       $  8,378              $ 30,112              $ 38,490
               Related allowance...................................          5,673                    --                 5,673
                                                                     -------------        --------------           -----------
               Balance, net of allowance...........................       $  2,705              $ 30,112              $ 32,817
                                                                     =============        ==============           ===========
               December 31, 1995
               Balance.............................................       $ 19,820              $ 30,683              $ 50,503
               Related allowance...................................         12,967                    --                12,967
                                                                     -------------        --------------           -----------
               Balance, net of allowance...........................       $  6,853              $ 30,683              $ 37,536
                                                                     =============        ==============           ===========
               June 30, 1995
               Balance.............................................       $ 45,507              $ 22,120              $ 67,627
               Related allowance...................................         12,058                    --                12,058
                                                                     -------------        --------------           -----------
               Balance, net of allowance...........................       $ 33,449              $ 22,120              $ 55,569
                                                                     =============        ==============           ===========

                                                                          Quarter Ended           Six Months Ended
                                                                             June 30                  June 30
                                                                        -----------------       --------------------
                               (dollars in thousands)                    1996      1995          1996         1995
               -----------------------------------------------------------------------------------------------------
               Average impaired loans.................................  $49,131   $79,681       $50,799      $81,784
                                                                        =======   =======       =======      =======
               Total interest income on impaired loans................  $    89   $   694       $   105      $   967
                                                                        =======   =======       =======      =======
               Interest income on impaired loans recorded on a cash
                 basis................................................  $    89   $   640       $   105      $   833
                                                                        =======   =======       =======      =======

- --------------------------------------------------------------------------------

                                                                       Quarter Ended              Six Months Ended
ALLOWANCE                                                                 June 30                      June 30
FOR POSSIBLE                                                          --------------------       --------------------
CREDIT LOSSES   (dollars in thousands)                                  1996        1995           1996        1995
                -----------------------------------------------------------------------------------------------------
                Balance, beginning of period.......................   $133,672    $127,432       $129,259    $124,734
                                                                      --------    --------       --------    --------
                Charge-offs........................................    (16,583)    (18,352)       (29,222)    (31,318)
                Recoveries.........................................      3,642       6,621          7,171      13,623
                                                                      --------    --------       --------    --------
                Net charge-offs....................................    (12,941)    (11,731)       (22,051)    (17,695)
                Provision charged to operations....................     13.689      11,778         27,212      20,440
                Allowance related to acquired loans................      4,800          --          4,800          --
                                                                      --------    --------       --------    --------
                Balance at June 30.................................   $139,220    $127,479       $139,220    $127,479
                                                                      ========    ========       ========    ========
                Net charge-offs as a percentage of provision
                  charged to operations............................         95%         99%            81%         87%
                Allowance for possible credit losses to
                  nonperforming loans (period-end).................        344%        189%
                Allowance for possible credit losses to
                  nonperforming assets (period-end)................        332%        180%
                Allowance for possible credit losses to total loans
                  outstanding (period-end).........................       1.36%       1.41%

- --------------------------------------------------------------------------------

           The Corporation's provision for credit losses for the current quarter was $13.7 million, up 16% from $11.8 million in last year's second quarter. Net charge-offs also increased from $11.7 million to $12.9 million for the current quarter, making net charge-offs on a year-to-date basis $22.1 million compared to $17.7 million in the same 1995 period. The increase in second quarter net charge-offs was primarily attributable to higher charge card charge-offs in the second quarter of 1996 compared to the same quarter last year, offset somewhat by a decrease in net commercial loan charge-offs from second quarter 1995 to second quarter 1996. For the second quarter of 1996, net charge-offs related to charge card and commercial loans were
           $11.2 million and $1.5 million, respectively, compared to $6.6 million and $4.7 million, respectively, for the second quarter of
           1995.
               At June 30, 1996, the allowance for possible credit losses was
           $139 million, equal to 1.36% of total loans outstanding, up from $127 million or 1.41% of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 189% at June
           30, 1995, to 344% at June 30, 1996.
- --------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 37% of the Corporation's total assets and amounted to $6.53 billion at June 30, 1996. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1996 or 1995.
               In connection with the acquisition of branches previously owned by Household as discussed earlier in this report, HTSB assumed deposits totaling approximately $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. HTSB received cash from Household at closing of $2.24 billion. Capital of $325 million was contributed to HTSB and HTSB issued $15 million in additional subordinated debt. The incremental cash available from all of these sources of approximately $2.6 billion was used by HTSB to liquidate more expensive sources of wholesale funding by June 30, 1996.
               As a result of the Household acquisition, there were significant changes in the composition of liabilities from December 31, 1995 to June 30, 1996. Total core deposits increased from $7.2 billion at December 31, 1995 to $10.5 billion at June 30, 1996. Total wholesale deposits and short-term borrowings decreased from $6.4 billion at December 31, 1995 to $5.2 billion at June 30, 1996.
               Total deposits averaged $10.86 billion in the second quarter of 1996, an increase of $982 million compared to the same quarter last year. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 6%, reflecting increases in virtually all core deposit categories. Core deposits represented approximately 48% and 53% of average supporting liabilities in the second quarters of 1996 and 1995, respectively. Although

- --------------------------------------------------------------------------------

           average deposits for the quarter were not materially impacted by the Household transaction, core deposits as a percentage of average supporting liabilities are expected to increase in future periods.
               Average money market assets in the second quarter of 1996
           decreased $202 million or 22% from the same quarter last year. These assets represented 5% of average earning assets in 1996, compared to
           7% one year ago. Average money market liabilities increased 45% to $3.83 billion this quarter from $2.65 billion in the same quarter last year. The Corporation repositioned its wholesale funding sources to more liquid liabilities such as federal funds borrowed and securities sold under repurchase agreements in anticipation of a reduction in wholesale funding sources as a result of the assumption of retail deposit liabilities in connection with the Household transaction.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years.
           The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June 30, 1996,
           $350 million of short-term notes were outstanding compared to $456 million at June 30, 1995.
- --------------------------------------------------------------------------------
SIX MONTHS
ENDED
JUNE 30, 1996
COMPARED
WITH 1995  Net income for the six months ended June 30, 1996 was $78.0 million, a $5.1 million or 7% increase from 1995 earnings of $72.9 million.
           The increase primarily reflects strong business growth, effective cost control and a $2.4 million after-tax gain from the sale of securities custody and related trustee services business for large institutions. In 1995, the Corporation realized $18.9 million in net gains from portfolio securities transactions compared to a $3.6 million gain for the first six months of 1996. Annualized returns on average assets and equity for the 1996 period were 0.95% and 15.04%, respectively, compared to six-month 1995 returns of 0.99% and 13.92%, respectively. Excluding the effect of the December 1995 capital restructuring, return on equity would have been 13.64% for the first six months of 1996.
               Net interest income on a fully taxable equivalent basis was $263.2 million in the current period, an increase of $15.6 million or 6% from the comparable 1995 period. Average earning assets increased 13% to $14.5 billion from $12.8 billion a year ago and average loans increased by $1.2 billion or 14%. Net interest margin declined to 3.65% from 3.86% in 1995.
               The increase in average loans for the period reflected increases in most domestic loan categories from the year-ago levels. Commercial loans, real estate mortgages, charge card outstandings and installment loans grew $943 million, $169 million, $91 million and $66 million, respectively. Portfolio securities increased $783 million to $4.15 billion while securities held in trading accounts increased $21 million from a year ago. Money market assets declined $307 million, or 31% compared to the similar 1995 period. Increases in interest-bearing liabilities funded the Corporation's asset growth. Interest-bearing deposits, primarily foreign office time deposits, rose by $783 million or 11% from the prior year, while average short-term borrowings increased $766 million or 25%. Noninterest-bearing sources of funds, primarily demand deposits and equity capital, increased $74 million and represented 16.7% of supporting liabilities, down from 18.2% in 1995.
               Noninterest income totaled $160.6 million, a decrease of $11.4 million or 7% from the 1995 six-month period, primarily because of the reduction in net gains from portfolio securities transactions and a $15.8 million or 21% decline in trust fees. This was partially offset by a $16.8 million improvement in other sources of noninterest income including foreign fees, gains on sales of real estate mortgages, returns on bank-owned life insurance, syndication fees and a $4.0 million gain recognized in 1996 on the Corporation's sale of its securities custody and related trustee services business for large institutions. While personal and corporate trust fees increased substantially for the six-month period ended June 30, 1996, total trust fees and related noninterest expenses decreased as a result of the aforementioned sale. Noninterest expense totaled

- --------------------------------------------------------------------------------

           $270.0 million, a decrease of $11.2 million or 4% from the same period in 1995, also reflecting lower FDIC deposit insurance premiums.
               Income tax expense increased $2.5 million primarily because of higher pretax income. The provision for credit losses for the first six months of 1996 was $27.2 million, up $6.8 million or 33% from 1995. Net loan charge-offs totaled $22.1 million in 1996 compared to $17.7 million for 1995.

                                          Harris Bankcorp, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

James O. Webb
President
James O. Webb & Associates, Inc.

William J. Weisz
Chairman of the Board
Motorola, Inc.
- ------------------------------

HARRIS BANKCORP, INC.
BANK SUBSIDIARIES

HARRIS TRUST AND SAVINGS BANK
Chicago, Illinois

HARRIS BANK ARGO
Summit, Illinois

HARRIS BANK BARRINGTON, N.A.
Barrington, Illinois

HARRIS BANK BATAVIA, N.A.
Batavia, Illinois

HARRIS BANK FRANKFORT
Frankfort, Illinois

HARRIS BANK GLENCOE-NORTHBROOK, N.A.
Glencoe, Illinois

HARRIS BANK HINSDALE, N.A.
Hinsdale, Illinois

HARRIS BANK LIBERTYVILLE
Libertyville, Illinois

HARRIS BANK NAPERVILLE
Naperville, Illinois

HARRIS BANK ROSELLE
Roselle, Illinois

HARRIS BANK ST. CHARLES
St. Charles, Illinois

HARRIS BANK WILMETTE, N.A.
Wilmette, Illinois

HARRIS BANK WINNETKA, N.A.
Winnetka, Illinois

HARRIS TRUST BANK OF ARIZONA
Scottsdale, Arizona
- ------------------------------

HARRIS BANKCORP, INC.
NON-BANK SUBSIDIARIES

HARRIS TRUST COMPANY OF FLORIDA
West Palm Beach, Florida

HARRIS TRUST COMPANY OF NEW YORK
New York, New York

BANK OF MONTREAL TRUST COMPANY
New York, New York

HARRIS TRUST COMPANY OF CALIFORNIA
Los Angeles, California

HARRIS LIFE INSURANCE COMPANY
Scottsdale, Arizona

HARRIS INVESTMENT
MANAGEMENT, INC.
Chicago, Illinois

HARRIS INVESTORS DIRECT, INC.
Chicago, Illinois

HARRISCORP CAPITAL CORPORATION
Chicago, Illinois

HARRISCORP FINANCE, INC.
Chicago, Illinois

HARRIS BANK INTERNATIONAL
CORPORATION
New York, New York

HARRIS TRADING ADVISORY
CORPORATION
Chicago, Illinois

BANK OF MONTREAL TRUST
COMPANY (C.I.), LTD.
St. Helier, Jersey
Channel Islands

HARRISCORP LEASING, INC.
Chicago, Illinois

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES
CORPORATION
Chicago, Illinois

Part 1. Financial Information

Item 1.  Financial Statements.

         Consolidated Statement of Condition as of June 30, 1996, December 31, 1995 and June 30, 1995.

         Consolidated Statement of Income for the quarters and six months ended June 30, 1996 and 1995.

         Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the six months ended June 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The above financial statements and financial review, included in the Corporation's 1996 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

Part II. Other Information

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Documents filed with Report:
               27.  Financial Data Schedule

         (b) A Current Report on Form 8-K, dated April 19, 1996, was filed on behalf of Harris Bankcorp, Inc., reporting on Item 5 - Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1996.




_______________________                    _______________________
Pierre O. Greffe                           Paul R. Skubic
Chief Financial Officer                    Chief Accounting Officer

                      EXHIBIT A -- HARRIS BANKCORP, INC.

                          1996 SECOND QUARTER REPORT

                                 JUNE 30, 1996