Form 10-Q
period 1996-09-30
HARRIS BANKCORP INC
filed 1996-11-13
CIK 45729

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1996

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

At November 14, 1996 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------


                                                             Quarter Ended September 30    Nine Months Ended September 30
                                                            ----------------------------   ------------------------------
                                                              1996       1995     Change      1996       1995     Change
-------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income......................................   $139,253   $121,040      15%    $391,027   $358,285       9%
Net interest income (fully taxable equivalent)...........    146,833    124,900      18      410,077    372,544      10
Provision for credit losses..............................     15,011     10,974      37       42,223     31,414      34
Noninterest income.......................................     80,504     79,978       1      241,106    252,020      (4)
Noninterest expenses.....................................    167,350    137,167      22      437,391    418,448       5
Net income...............................................     26,530     35,802     (26)     104,540    108,711      (4)
Dividends-common stock...................................     11,700     14,400     (19)      40,200     42,400      (5)
Dividends-preferred stock................................      4,188         --      --       10,857         --      --
------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity............       7.24%     12.93%   (569)bp     11.96%     13.61%   (165)bp
Return on average common stockholder's equity excluding
  SAIF charge(1).........................................      10.48      12.93    (245)       13.24      13.61     (37)
Return on average assets.................................       0.60       0.89     (29)        0.83       0.96     (13)
Return on average assets excluding SAIF charge(1)........       0.83       0.89      (6)        0.91       0.96      (5)
Tier 1 risk-based capital ratio..........................       8.09       8.45     (36)
Total risk-based capital ratio...........................      11.48      11.73     (25)
Tier 1 leverage ratio....................................       6.93       6.93       0
Allowance for possible credit losses to total loans
  (period-end)...........................................       1.39       1.42      (3)
------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income............................   $ 10,132   $  8,928      13%    $  9,769   $  8,589      14%
Portfolio securities.....................................      4,377      3,859      13        4,225      3,533      20
Money market assets......................................        863        768      12          741        913     (19)
Total interest-earning assets............................     15,432     13,622      13       14,806     13,094      13
Total assets.............................................     17,562     15,919      10       16,849     15,242      11
Deposits.................................................     12,052     10,079      20       11,190      9,958      12
Short-term borrowings....................................      3,342      3,794     (12)       3,680      3,325      11
Common stockholder's equity..............................      1,228      1,099      12        1,046      1,071      (2)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30 (IN MILLIONS)
Loans, net of unearned income............................   $ 10,343   $  9,131      13%
Allowance for possible credit losses.....................        143        129      11
Portfolio securities.....................................      4,337      4,002       8
Total assets.............................................     19,019     16,245      17
Deposits.................................................     13,329      9,837      35
Common stockholder's equity..............................      1,246      1,118      11
Total stockholder's equity...............................      1,471      1,118      32
------------------------------------------------------------------------------------------------------------------------

(1) In September 1996, legislation was enacted to re-capitalize the Savings Association Insurance Fund ("SAIF"). The one-time special assessment of $16.7 million was recorded by Harris Bankcorp, Inc. during third quarter 1996; the impact on net income amounted to $10.0 million after-tax.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------
           Including a one-time $10.0 million after-tax charge resulting from recent legislation to re-capitalize the Savings Association Insurance Fund ("SAIF"), Harris Bankcorp, Inc. ("the Corporation" or "Harris Bankcorp") recorded earnings of $26.5 million for third quarter 1996, and $104.5 million for the first nine months of 1996. This one-time SAIF charge, which was expected and assumed by Harris Bankcorp, resulted from Harris Trust and Savings Bank's ("HTSB") June 1996 purchase of Household Bank, f.s.b's ("Household") Chicagoland retail banking business.
               For the first nine months of 1996, earnings comparability was affected by two significant items. In addition to the impact of the 1996 Household transaction, during the first nine months of 1995 the Corporation realized $20.6 million in net gains from portfolio securities transactions compared to a $4.3 million net gain for the first nine months of 1996. Most of the 1995 gains were recognized during the second quarter when conditions in the U.S. bond market led to significant price rallies and profit opportunities not typically available.
               Excluding the effect of these portfolio securities gains and the impact of the Household transaction (which includes the $10.0 million after-tax SAIF charge), earnings for the current nine-month period increased 19% from the comparable 1995 period. This increase in earnings was attributed to strong business growth across corporate, private and retail banking, and to sustained cost control. For the current quarter, earnings rose 9% from third quarter 1995 after excluding the impact of the Household transaction.
               Excluding the one-time SAIF charge, annualized return on average common stockholder's equity ("ROE") was 13.24% for the current nine-month period compared to 13.61% a year earlier, and 10.48% for the current quarter compared to 12.93% a year ago. On the same basis, annualized return on average assets ("ROA") was 0.91% for the current nine-month period compared to 0.96% a year earlier, and 0.83% for the current quarter compared to 0.89% a year ago.
               Third quarter net interest income on a fully taxable equivalent basis was $146.8 million, up $21.9 million or 18% from $124.9 million in 1995's third quarter. Average earning assets rose 13% to $15.4 billion from $13.6 billion in 1995, attributable to an increase of 13% or $1.2 billion in average loans. Commercial, installment and retail mortgage lending were the strongest contributors to this growth. Net interest margin rose to 3.79% from 3.65% in the same quarter last year. This reflects a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household, compared to interest costs on wholesale funds displaced. Excluding the contribution of the Household transaction, net interest income would have increased $9.8 million or 8% quarter-to-quarter.
               Noninterest income of $80.5 million was essentially unchanged in third quarter 1996 from the same quarter last year. During first quarter 1996, HTSB sold its securities custody and related trustee services business for large institutions. Primarily as a result of this sale, trust fees declined in third quarter 1996 by $8.9 million. In the current quarter, service charge fees rose by $7.3 million and charge card fees improved by $2.2 million compared to third quarter 1995. Without the contribution from the Household transaction, the Corporation's noninterest income would have declined by $2.5 million or 3% from the prior year's quarter.
               Third quarter 1996 noninterest expenses of $167.4 million rose $30.2 million from third quarter last year. Third quarter 1995 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. In addition, the expense for the one-time SAIF assessment levied on deposits assumed from Household, amounting to $16.7 million pre-tax, was recognized in third quarter 1996. Excluding all Household-related charges, total expenses decreased $5.9 million or 4% in third quarter 1996 compared to the year-earlier quarter.
               Income taxes declined by $6.2 million during the current quarter primarily reflecting lower pretax income.
               The third quarter 1996 provision for credit losses of $15.0 million was up $4.0 million from $11.0 million in the third quarter of 1995. Net loan charge-offs during the current quarter were $11.0 million compared to $9.1 million in the same period last year.
               Nonperforming assets at September 30, 1996 totaled $36 million, or 0.4% of total loans, compared to $42 million or 0.4% at June 30, 1996, and $60 million or 0.7% a year ago. At September 30, 1996, the allowance for possible credit losses was $143 million compared to $129 million at the end of third quarter

--------------------------------------------------------------------------------

           1995, both equal to 1.4% of loans outstanding at those dates. As a result, the ratio of the allowance for possible credit losses to nonperforming assets increased from 216% at September 30, 1995 to 401% at September 30, 1996.
               At September 30, 1996, equity capital of Harris Bankcorp amounted to $1.47 billion, up from $1.12 billion at September 30, 1995. The regulatory leverage capital ratio was 6.93% for third quarter 1996 and 1995. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's September 30, 1996 Tier 1 and total risk-based capital ratios were 8.09% and 11.48%, respectively, compared to respective ratios of 8.45% and 11.73% at September 30, 1995. In conjunction with the acquisition of Household Bank's Chicagoland retail banking business, Harris Bankcorp increased its capital base by $340 million, in part through the issuance of $45 million of preferred stock and an additional $15 million of long-term subordinated debt to the Corporation's parent company, Bankmont Financial Corp. ("BFC"). The balance of the capital, $280 million, was provided via an infusion of equity by BFC. At September 30, 1996, Harris Bankcorp's equity capital includes $225 million of preferred stock.
               For the first nine months of 1996, net interest income on a fully taxable equivalent basis of $410.1 million was up 10% from the comparable 1995 period. Net interest margin fell from 3.80% to 3.70% in the period ending September 30, 1996, while average earning assets rose 13% from $13.1 billion to $14.8 billion, and average loans increased 14% or $1.2 billion. Noninterest income decreased 4% to $241.1 million for the first nine months of 1996, primarily because of the reduction in net gains from portfolio securities transactions and a $24.7 million or 22% decline in trust fees. While personal and corporate trust fees grew strongly for the nine-month period ended September 30, 1996, total trust fees and related noninterest expenses decreased as a result of Harris Bank's sale of its securities custody and related trustee services business for large institutions in January 1996.
               Total noninterest expenses were $437.4 million in the current nine-month period. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including the one-time special SAIF assessment), expenses declined by 4%, compared to the nine months ended September 30, 1995.
               The Corporation has recently announced plans for a new location on Chicago's south side in Brighton Park. This brings to 144 the number of Harris-affiliated locations (including facilities of banking institutions owned by Harris Bankmont, Inc.) opened or planned throughout Chicagoland.
               Harris Bank (which includes both Harris Bankcorp and Harris Bankmont, Inc.), together with its Canadian parent company, Bank of Montreal, is expanding its retail banking services across the Midwest through mbanx, North American full-service direct banking. Beginning next month, customers and prospective customers in Illinois, Wisconsin, Indiana, Michigan, Missouri, Iowa, Minnesota and Ohio can call for information and apply over the phone for services such as home equity loans, checking accounts, money market accounts, CD's, credit cards, mortgages, mutual funds and discount brokerage. mbanx customers can use their phone or personal computers to check balances, review transaction history and to transfer funds between accounts -- whether at home, at work or on the road. mbanx will be expanding its PC-banking capabilities to allow customers to pay bills, communicate with the bank via e-mail and download transaction information to personal financial management software. With its Chicagoland community banking network and mbanx, Harris Bank is delivering outstanding service and innovation to meet the rising expectations of today's and tomorrow's banking customers -- throughout the Midwest and in Chicagoland -- whether in person, on the phone, at the ATM or the PC.

           Alan G. McNally

           Alan G. McNally
           Chairman of the Board and
           Chief Executive
           Officer                                             October 30, 1996

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                                       Nine Months Ended
                                                               Quarter Ended September 30                 September 30
                                                               --------------------------          --------------------------
            (in thousands except per share data)                 1996              1995              1996              1995
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................   $215,691          $196,943          $616,145          $569,902
Money market assets:
  Deposits at banks.........................................      9,118             9,681            20,444            29,654
  Federal funds sold and securities purchased under
    agreement to resell.....................................      2,451             3,517             9,316            14,437
Trading account.............................................        881               970             2,987             2,670
Securities available for sale:
  U.S. Treasury and Federal agency..........................     60,257            43,024           173,269           110,037
  Other.....................................................      5,046             2,794            15,774             7,691
Securities held to maturity:
  U.S. Treasury and Federal agency..........................         --             9,142                --            27,614
  State and municipal.......................................         --             5,965                --            22,171
  Other.....................................................         --                60                --               279
                                                               --------          --------          --------          --------
  Total interest income.....................................    293,444           272,096           837,935           784,455
                                                               --------          --------          --------          --------
INTEREST EXPENSE
Deposits....................................................    104,408            91,172           289,170           266,635
Short-term borrowings.......................................     36,985            45,215           121,538           122,088
Senior notes................................................      5,988             8,934            16,257            20,111
Long-term notes.............................................      6,810             5,735            19,943            17,336
                                                               --------          --------          --------          --------
  Total interest expense....................................    154,191           151,056           446,908           426,170
                                                               --------          --------          --------          --------
NET INTEREST INCOME.........................................    139,253           121,040           391,027           358,285
Provision for credit losses.................................     15,011            10,974            42,223            31,414
                                                               --------          --------          --------          --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......    124,242           110,066           348,804           326,871
                                                               --------          --------          --------          --------
NONINTEREST INCOME
Trust and investment management fees........................     29,071            37,950            88,330           113,041
Trading account.............................................        686               399             4,338             3,011
Foreign exchange............................................      1,697             2,434             8,697            10,160
Charge card.................................................     13,115            10,909            34,191            30,621
Service fees and charges....................................     23,582            16,246            60,017            51,437
Portfolio securities gains..................................        738             1,672             4,288            20,572
Other.......................................................     11,615            10,368            41,245            23,178
                                                               --------          --------          --------          --------
  Total noninterest income..................................     80,504            79,978           241,106           252,020
                                                               --------          --------          --------          --------
NONINTEREST EXPENSES
Salaries and other compensation.............................     71,756            65,779           201,590           190,930
Pension, profit sharing and other employee benefits.........     13,175            13,164            42,941            47,568
Net occupancy...............................................     12,894            11,730            34,472            35,095
Equipment...................................................     10,338            10,928            30,395            31,142
Marketing...................................................      7,662             6,605            20,381            19,052
Communication and delivery..................................      4,743             5,108            15,242            14,989
Deposit insurance...........................................     18,348              (281)           18,427             7,352
Other.......................................................     21,553            21,828            62,644            65,243
                                                               --------          --------          --------          --------
                                                                160,469           134,861           426,092           411,371
Goodwill and other valuation intangibles....................      6,881             2,306            11,299             7,077
                                                               --------          --------          --------          --------
  Total noninterest expenses................................    167,350           137,167           437,391           418,448
                                                               --------          --------          --------          --------
Income before income taxes..................................     37,396            52,877           152,519           160,443
Applicable income taxes.....................................     10,866            17,075            47,979            51,732
                                                               --------          --------          --------          --------
  NET INCOME................................................     26,530            35,802           104,540           108,711
Dividends on preferred stock................................      4,188                --            10,857                --
                                                               --------          --------          --------          --------
Net Income Applicable to Common Stock.......................   $ 22,342          $ 35,802          $ 93,683          $108,711
                                                               ========          ========          ========          ========
EARNINGS PER COMMON SHARE (BASED ON 6,667,490 AVERAGE SHARES
  OUTSTANDING)
Net Income Applicable to Common Stock.......................   $   3.35          $   5.36          $  14.05          $  16.30
                                                               ========          ========          ========          ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------


                                                                          September 30     December 31  September 30
(in thousands except share data)                                                  1996            1995          1995
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.................................   $ 1,822,522    $ 1,522,418    $ 1,350,070
Money market assets:
  Interest-bearing deposits at banks....................................       839,933        457,702        457,508
  Federal funds sold and securities purchased under agreement to
    resell..............................................................       493,057        179,692        368,519
Trading account assets..................................................        28,225         98,638         50,647
Portfolio securities:
  Held to maturity (market value of $930,361 in 1995)...................            --             --        913,919
  Available for sale....................................................     4,337,406      3,389,967      3,088,572
Loans, net of unearned income of $11,391 in 1996, $16,091 and $17,493 in
  1995..................................................................    10,343,418      9,517,797      9,131,371
Allowance for possible credit losses....................................      (143,216)      (129,259)      (129,345)
Premises and equipment..................................................       264,261        225,540        222,916
Customers' liability on acceptances.....................................       100,950         95,326        190,871
Other assets............................................................       932,193        318,380        600,125
                                                                           -----------    -----------    -----------
      TOTAL ASSETS......................................................   $19,018,749    $15,676,201    $16,245,173
                                                                           ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices - noninterest-bearing......................   $ 3,662,264    $ 3,003,088    $ 2,770,094
                             - interest-bearing.........................     7,617,386      4,859,939      4,396,073
Deposits in foreign offices - noninterest-bearing.......................        32,775         41,004         22,727
                            - interest-bearing..........................     2,017,003      2,324,751      2,647,945
                                                                           -----------    -----------    -----------
      Total deposits....................................................    13,329,428     10,228,782      9,836,839
Federal funds purchased and securities sold under agreement to
  repurchase............................................................     2,656,235      1,896,817      2,894,321
Commercial paper outstanding............................................       225,301        292,022        250,432
Short-term borrowings...................................................       170,331        843,049        511,509
Senior notes............................................................       439,000        478,000        689,000
Acceptances outstanding.................................................       100,950         95,326        190,871
Accrued interest, taxes and other expenses..............................       179,721        143,580        161,274
Other liabilities.......................................................        68,191        188,897        293,853
Long-term notes.........................................................       379,067        363,952        298,915
                                                                           -----------    -----------    -----------
      TOTAL LIABILITIES.................................................    17,548,224     14,530,425     15,127,014
                                                                           -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting preferred stock (no par value); authorized 1,000,000 shares; issued and outstanding 180 shares ($1,000,000 stated value);
  7.25% dividend rate...................................................       180,000        180,000             --
Series B non-voting preferred stock (no par value); authorized 45 shares; issued and outstanding 45 shares ($1,000,000 stated value);
  7.875% dividend rate..................................................        45,000             --             --
Common stock ($8 par value); authorized 10,000,000 shares; issued and
  outstanding 6,667,490 shares..........................................        53,340         53,340         53,340
Surplus.................................................................       484,191        203,897        203,897
Retained earnings.......................................................       734,951        681,468        862,928
Unrealized holding (losses) gains, net of deferred taxes of ($17,778) in
  1996, $17,787 and ($1,329) in 1995....................................       (26,957)        27,071         (2,006)
                                                                           -----------    -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY........................................     1,470,525      1,145,776      1,118,159
                                                                           -----------    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........................   $19,018,749    $15,676,201    $16,245,173
                                                                           ===========    ===========    ===========

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                          (in thousands)                                                 1996             1995
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1...............................................................................   $1,145,776       $1,021,154
  Net income.......................................................................................      104,540          108,711
  Issuance of Series B preferred stock.............................................................       45,000               --
  Contributions to capital.........................................................................      280,294               --
  Dividends -- Series A preferred stock............................................................       (9,932)              --
  Dividends -- Series B preferred stock............................................................         (925)              --
  Dividends -- common stock........................................................................      (40,200)         (42,400)
  Net change in unrealized holding gains/losses on available for sale securities, net of tax.......      (54,028)          30,694
                                                                                                      ----------       ----------
BALANCE AT SEPTEMBER 30............................................................................   $1,470,525       $1,118,159
                                                                                                      ==========       ==========

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                                     Nine Months Ended September
                                                                                                                 30
                                                                                                    -----------------------------
                                         (in thousands)                                                1996              1995
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income.......................................................................................   $   104,540       $   108,711
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses....................................................................        42,223            31,414
  Depreciation and amortization, including intangibles...........................................        39,902            34,897
  Deferred tax expense (benefit).................................................................           982            (3,327)
  Gain on sales of portfolio securities..........................................................        (4,288)          (20,572)
  Trading account net sales (purchases)..........................................................        70,413           (14,580)
  Net increase in interest receivable............................................................        (8,376)           (9,966)
  Net (decrease) increase in interest payable....................................................        (1,497)           13,551
  Net increase in loans held for resale..........................................................       (47,515)          (92,271)
  Other, net.....................................................................................       (80,502)           75,555
                                                                                                    -----------       -----------
    Net cash provided by operating activities....................................................       115,882           123,412
                                                                                                    -----------       -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at banks..................................      (382,231)          299,719
  Net (increase) decrease in Federal funds sold and securities purchased under agreement to
    resell.......................................................................................      (313,365)           35,707
  Proceeds from maturities of securities held to maturity........................................            --           575,613
  Purchases of securities held to maturity.......................................................            --          (381,695)
  Proceeds from sales of securities available for sale...........................................       911,590         1,514,607
  Proceeds from maturities of securities available for sale......................................     4,643,530         3,878,263
  Purchases of securities available for sale.....................................................    (6,587,879)       (5,828,855)
  Net increase in loans..........................................................................      (470,256)         (836,650)
  Net cash received upon assumption of certain assets and liabilities of Household Bank,
    f.s.b........................................................................................     2,244,009                --
  Proceeds from sales of premises and equipment..................................................        12,719            20,171
  Purchases of premises and equipment............................................................       (53,891)          (50,497)
  Other, net.....................................................................................        34,819           (10,209)
                                                                                                    -----------       -----------
    Net cash provided (used) by investing activities.............................................        39,045          (783,826)
                                                                                                    -----------       -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits............................................................       209,442           (82,893)
  Net increase in Federal funds purchased and securities sold under agreement to repurchase......       759,418           262,154
  Net decrease in commercial paper outstanding...................................................       (66,721)          (56,305)
  Net decrease in short-term borrowings..........................................................      (672,718)         (158,853)
  Proceeds from issuance of senior notes.........................................................     1,199,436         2,040,100
  Repayment of senior notes......................................................................    (1,238,436)       (1,351,100)
  Proceeds from issuance of long-term notes......................................................        15,000                --
  Proceeds from issuance of Series B preferred stock.............................................        45,000                --
  Contribution to capital surplus................................................................       280,000                --
  Cash dividends paid on preferred stock.........................................................        (9,932)               --
  Cash dividends paid on common stock............................................................       (40,200)          (42,400)
  Other, net.....................................................................................      (335,112)               --
                                                                                                    -----------       -----------
    Net cash provided by financing activities....................................................       145,177           610,703
                                                                                                    -----------       -----------
    NET INCREASE (DECREASE) IN CASH AND DEMAND BALANCES DUE FROM BANKS...........................       300,104           (49,711)
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1.........................................     1,522,418         1,399,781
                                                                                                    -----------       -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER 30......................................   $ 1,822,522       $ 1,350,070
                                                                                                    ===========       ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1995.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGS
           Certain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of any amounts capitalized) for the nine months ended September 30, totaled $522,688,000 and $429,821,000 in 1996 and 1995, respectively. Cash income tax payments over the same periods totaled $58,879,000 and $53,207,000, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES
           During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The Statement applies to transactions in which a mortgage banking enterprise acquires mortgage servicing rights through the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained by the seller. As required by the Statement, the rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. During the first quarter of 1996, the Corporation began to capitalize mortgage servicing rights. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are loan type and repricing interval. The adoption of the Statement did not have a material effect on the Corporation's financial position or results of operations.
               In January 1996, the Corporation adopted the Harris Bank Stock Option Program under the Bank of Montreal Stock Option Plan. The plan was established for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees. On February 26, 1996, the Corporation granted 510,200 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to

           U.S. $22.55). The estimated grant-date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The Corporation adopted SFAS No. 123, Accounting for Stock-based Compensation during the first quarter of 1996. The adoption of the Statement did not have a material effect on the Corporation's financial position or results of operations.
--------------------------------------------------------------------------------
5. FOREIGN
EXCHANGE
ACTIVITIES
           Effective April 3, 1995, the Corporation and Bank of Montreal ("BMO") agreed to combine their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profits are shared by the Corporation and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. This agreement did not have a material impact on the Corporation's year-to-date or third quarter 1996 or fiscal 1995 net income or financial position at September 30, 1996, December 31, 1995 or September 30, 1995.
--------------------------------------------------------------------------------
6. ACQUISITION
OF HOUSEHOLD
BRANCHES
           On June 28, 1996, Harris Trust and Savings Bank ("HTSB"), the Corporation's lead bank subsidiary, completed the acquisition of 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International, Inc. The 54 branches are located throughout the metropolitan Chicago area. In addition to acquiring real and personal property, HTSB has assumed certain deposit liabilities and purchased other assets, primarily consumer loans. In anticipation of this transaction, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series B non-voting, callable perpetual preferred stock and an additional $15 million of long-term subordinated debt. Both issues were purchased by Bankmont Financial Corp. ("BFC"). The balance of the capital, $280 million, was provided through a direct infusion of common equity by BFC.
               At the closing, HTSB assumed deposits totaling $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. After paying a purchase price of $277 million, HTSB received approximately $2.24 billion in cash from Household as consideration for the deposit liabilities assumed, net of assets purchased. The contract between HTSB and Household provided for a final settlement to occur within 10 business day of the closing, to reflect actual loan and deposit balances as of the closing date. These final settlement adjustments were not material to the Corporation's second or third quarter 1996 net income or financial position at September 30, 1996.
               The purchase price of $277 million was recorded as an intangible asset, along with certain fair value adjustments and deferred acquisition costs, resulting in goodwill and other intangibles recognized of $284 million.
               In third quarter 1996, a one-time $10.0 million after-tax charge was recorded resulting from recent legislation to re-capitalize the Savings Association Insurance Fund ("SAIF"). This one-time SAIF charge was expected and assumed by HTSB as a result of its acquisition of Household branches. Excluding the impact of the SAIF charge, the impact of the acquisition on 1996 net income is not expected to be material. Following is a condensed statement of condition of the Corporation, reflecting the impact of the transaction on the Corporation's financial position at June 30, 1996.

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                        June 30, 1996       Household           June 30, 1996
                           (in millions)                              Without Household      Impact              As Reported
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks............................        $ 1,179           $   105a,f            $ 1,284
Money market and trading account assets............................            863                                     863
Portfolio securities...............................................          4,386                                   4,386
Loans, net of unearned income......................................          9,895               340b               10,235
Allowance for possible credit losses...............................           (134)               (5)b                (139)
Premises and equipment.............................................            230                30c                  260
Other assets.......................................................            685               294b,c,d,g            979
                                                                      ------------          ---------           ----------
    TOTAL ASSETS...................................................        $17,104           $   764               $17,868
                                                                      ============          =========           ==========
LIABILITIES
Total deposits.....................................................         11,023             1,643e,f             12,666
Short-term borrowings..............................................          4,324            (1,244)f               3,080
Other liabilities..................................................            271                25g                  296
Long-term notes....................................................            364                15a                  379
                                                                      ------------          ---------           ----------
    TOTAL LIABILITIES..............................................         15,982               439                16,421
                                                                      ------------          ---------           ----------
STOCKHOLDER'S EQUITY
Preferred stock....................................................            180                45a                  225
Common equity......................................................            942               280a                1,222
                                                                      ------------          ---------           ----------
    TOTAL STOCKHOLDER'S EQUITY.....................................          1,122               325                 1,447
                                                                      ------------          ---------           ----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....................        $17,104           $   764               $17,868
                                                                      ============          =========           ==========

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

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                            Quarter Ended September 30            Nine Months Ended September 30
                                                 -------------------------------------     -------------------------------------
Daily Average Balances (in millions)                         1996                 1995                 1996                 1995
Average Rates Earned and Paid (fully taxable     ----------------     ----------------     ----------------     ----------------
equivalent basis)                                Balances   Rates     Balances   Rates     Balances   Rates     Balances   Rates
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks...........  $    687    5.28%    $    528    6.33%    $    516    5.29%    $    589    5.96%
  Federal funds sold and securities purchased
    under agreement to resell..................       176    5.53          240    5.82          225    5.54          324    5.95
                                                  -------              -------              -------              -------
         Total money market assets.............       863    5.34          768    6.19          741    5.36          913    5.96
Trading account assets.........................        60    7.44           67    6.62           71    7.07           59    7.17
Portfolio securities:
Held to maturity:
  U.S. Treasury and Federal agency.............        --      --          602    6.03           --      --          611    6.04
  State and municipal..........................        --      --          328   10.85           --      --          386   11.61
  Other........................................        --      --            5    5.81           --      --            6    6.09
                                                  -------              -------              -------              -------
         Total held to maturity................        --      --          935    7.72           --      --        1,003    8.19
Available for sale:
  U.S. Treasury and Federal agency.............     4,034    6.39        2,735    6.35        3,871    6.32        2,369    6.27
  Other........................................       343    8.68          189    5.40          354    8.63          161    5.68
                                                  -------              -------              -------              -------
         Total available for sale..............     4,377    6.57        2,924    6.28        4,225    6.51        2,530    6.23
         Total portfolio securities............     4,377    6.57        3,859    6.47        4,225    6.51        3,533    6.79
Loans, net of unearned income..................    10,132    8.50        8,928    8.80        9,769    8.44        8,589    8.89
                                                  -------              -------              -------              -------
         TOTAL INTEREST-EARNING ASSETS.........    15,432    7.77       13,622    8.02       14,806    7.73       13,094    8.15
                                                  -------              -------              -------              -------
Cash and demand balances due from banks........     1,144                1,187                1,129                1,182
Other assets...................................       986                1,110                  914                  966
                                                  -------              -------              -------              -------
         Total assets..........................  $ 17,562             $ 15,919             $ 16,849             $ 15,242
                                                  =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts.....................................  $  2,675    3.23     $  1,657    2.81     $  2,100    3.20     $  1,650    3.05
Savings deposits and certificates..............     4,629    4.91        2,503    5.37        3,271    4.87        2,426    5.04
Other time deposits............................       493    4.87          736    5.84          734    5.42          639    5.97
Foreign office time deposits...................     1,471    5.28        2,334    5.91        2,228    5.38        2,414    6.03
                                                  -------              -------              -------              -------
         TOTAL INTEREST-BEARING DEPOSITS.......     9,268    4.48        7,230    5.00        8,333    4.64        7,129    5.00
Other short-term borrowings....................     2,900    5.08        3,213    5.59        3,286    4.93        2,889    5.65
Short-term senior notes........................       442    5.43          581    6.14          394    5.65          436    6.15
Long-term notes................................       379    7.19          299    7.68          369    7.04          299    7.73
                                                  -------              -------              -------              -------
         TOTAL INTEREST-BEARING LIABILITIES....    12,989    4.73       11,323    5.30       12,382    4.82       10,753    5.30
Noninterest-bearing deposits...................     2,784                2,849                2,857                2,829
Other liabilities..............................       336                  648                  368                  589
Stockholder's equity...........................     1,453                1,099                1,242                1,071
                                                  -------              -------              -------              -------
         Total liabilities and stockholder's
           equity..............................  $ 17,562             $ 15,919             $ 16,849             $ 15,242
                                                  =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS).....................              3.79%                3.65%                3.70%                3.80%
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

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 1996
COMPARED WITH
THIRD QUARTER 1995
--------------------------------------------------------------------------------
SUMMARY
           Including a one-time $10.0 million after-tax charge resulting from recent legislation to re-capitalize the Savings Association Insurance Fund ("SAIF"), the Corporation recorded earnings of $26.5 million for third quarter 1996. This one-time SAIF charge, which was expected and assumed by the Corporation as a result of HTSB's June 1996 purchase of Household Bank, f.s.b's ("Household") Chicagoland retail banking business, should significantly reduce HTSB's future deposit insurance premiums compared to what they would have been based on current assessment rates.
               Excluding the impact of the Household transaction (which includes the $10 million after-tax SAIF charge), earnings for the current quarter increased 9% from the prior year's third quarter. This increase in earnings was attributed to strong business growth across corporate, private and retail banking, and to sustained cost control. Excluding the one-time SAIF charge, annualized return on average common stockholder's equity ("ROE") was 10.48% for the current quarter compared to 12.93% a year ago. On the same basis, annualized return on average assets ("ROA") was 0.83% for the current quarter compared to 0.89% a year ago.
               Net interest income on a fully taxable equivalent ("FTE") basis was $146.8 million, up $21.9 million or 18% from $124.9 million in 1995's third quarter, reflecting a 13% increase in average earning assets, attributable to an increase of 13% or $1.2 billion in average loans, primarily from growth in commercial, installment and retail mortgage loans. Loans acquired from Household contributed $343 million to the increase. Net interest margin rose to 3.79% from 3.65% in the same quarter last year. This reflects a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household, compared to interest costs on wholesale funds displaced. Excluding the contribution of the Household transaction, net interest income would have increased $9.8 million or 8% quarter-to-quarter.
               The third quarter provision for credit losses of $15.0 million was up $4.0 million from $11.0 in the third quarter of 1995. Net charge-offs increased from $9.1 million to $11.0 million.
               Noninterest income of $80.5 million was essentially unchanged in third quarter 1996 from the same quarter last year. During first quarter 1996, HTSB sold its securities custody and related trustee services business for large institutions. Primarily as a result of this sale, trust fees declined in third quarter 1996 by $8.9 million. In the current quarter, service charge fees rose by $7.3 million and charge card fees improved by $2.2 million compared to third quarter 1995. Without the contribution from the Household transaction, the Corporation's noninterest income would have declined by $2.5 million or 3% from the prior year's quarter.
               Third quarter 1996 noninterest expenses of $167.4 million rose $30.2 million from third quarter last year. Third quarter 1995 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. In addition, the expense for the one-time SAIF assessment levied on deposits assumed from Household amounting to $16.7 million pre-tax, was recognized in third quarter 1996. Excluding all Household-related charges, total expenses decreased $5.9 million or 4% in third quarter 1996 compared to the year-earlier quarter, primarily reflecting lower ongoing costs resulting from the sale of the Corporation's securities custody and related trustee services business for large institutions.
               Income taxes declined by $6.2 million during the current quarter primarily reflecting lower pretax income.
               Additional commentary on the matters included in the above summary is provided in the following sections in this Report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                          Quarter Ended             Nine Months Ended
                                                                           September 30                  September 30
                                                                   --------------------       -----------------------
               (in thousands)                                          1996        1995           1996           1995
               ------------------------------------------------------------------------------------------------------
               Interest income...................................  $293,444    $272,096       $837,935       $784,455
               Fully taxable equivalent adjustment...............     7,580       3,860         19,050         14,259
                                                                   --------    --------       --------       --------
                   Interest income (fully taxable equivalent
                     basis)......................................   301,024     275,956        856,985        798,714
               Interest expense..................................   154,191     151,056        446,908        426,170
                                                                   --------    --------       --------       --------
                   Net interest income (fully taxable equivalent
                     basis)......................................  $146,833    $124,900       $410,077       $372,544
                                                                   ========    ========       ========       ========
               Increase (decrease) due to change in:
                   Volume........................................  $ 17,020    $ 13,058       $ 47,566       $ 29,941
                   Rate..........................................     4,913     (10,749)       (10,033)       (11,024)
                                                                   --------    --------       --------       --------
                   Total increase in net interest income.........  $ 21,933    $  2,309       $ 37,533       $ 18,917
                                                                   ========    ========       ========       ========

           Third quarter net interest income on an FTE basis was $146.8 million, up 18% from $124.9 million in third quarter 1995. Average earning assets increased 13% or $1.8 billion and net interest margin, the other principal determinant of net interest income, increased from 3.65% to 3.79% in the current quarter. Excluding the contribution of the Household transaction, net interest income would have increased $9.8 million or 8% quarter-to-quarter and the net interest margin would have decreased to 3.56% from 3.65%.
               Average loans and total money market assets rose $1.2 billion, or 13%, and $95 million, or 12%, respectively. The loan category with the most significant growth over the prior year was commercial loans which increased by $776 million. In addition installment and residential mortgage loans increased by $519 million, of which $340 million represented Household loans. Average portfolio securities were up 13%, or $517 million, primarily reflecting increased holdings of Federal agency securities.
               Funding for this asset growth came primarily from the assumption of $2.9 billion in deposit liabilities in connection with the June 1996 purchase of branches owned by Household. Savings deposits and certificates increased by $2.1 billion. Other increases were money market accounts of $659 million and interest checking of $359 million. With this increase in retail deposits, dependence on wholesale funding declined, evidenced by reductions in foreign time deposits of $863 million and other time deposits of $244 million. Short-term borrowings and short-term senior notes decreased by $312 million and $140 million, respectively. During the current quarter, the effective rate on interest-bearing liabilities dropped from 5.30% in third quarter 1995 to 4.73% in the current quarter.
               The Corporation's consolidated net interest margin increased to 3.79% from 3.65% in the same quarter last year. This increase reflects a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household Bank, compared to interest costs on wholesale funds displaced. Additionally, beginning in January 1996, the restatement of certain tax-exempt income to a fully taxable equivalent status includes a state tax adjustment. The effect of this adjustment was to increase net interest margin in 1996 by approximately 7 basis points. These increases have been offset somewhat by the maturity of higher-yielding municipal bond holdings, the relative decrease in noninterest-bearing funds, and spread compression within certain categories of assets and related funding.

--------------------------------------------------------------------------------
           AVERAGE EARNINGS ASSETS--NET INTEREST MARGIN

                                                        Quarter Ended September 30        Nine Months Ended September 30
                                                     --------------------------------    --------------------------------
               Daily Average Balances (in millions)       1996              1995              1996              1995
                   Average Rates Earned and Paid     --------------    --------------    --------------    --------------
                 (fully taxable equivalent basis)    Balances  Rates   Balances  Rates   Balances  Rates   Balances  Rates
               ----------------------------------------------------------------------------------------------------------
               Interest-earning assets.............. $15,432   7.77%   $13,622   8.02%   $14,806   7.73%   $13,094   8.15%
                                                     =======           =======           =======           =======
               Interest-bearing liabilities......... $12,989   4.73    $11,323   5.30    $12,382   4.82    $10,753   5.30
               Noninterest-bearing sources of
                 funds..............................   2,443     --      2,299     --      2,424     --      2,341     --
                                                     -------           -------           -------           -------
                   Total supporting liabilities..... $15,432   3.98    $13,622   4.37    $14,806   4.03    $13,094   4.35
                                                     =======           =======           =======           =======
               Net interest margin (related to average
                 interest-earning assets)...................   3.79%             3.65%             3.70%             3.80%
                                                               ====              ====

--------------------------------------------------------------------------------


                                                       Quarter          Increase          Nine Months          Increase
                                                  Ended September 30   (Decrease)     Ended September 30      (Decrease)
  NONINTEREST                                     ------------------  -------------   -------------------   --------------
     INCOME          (dollars in thousands)        1996      1995     Amount     %      1996       1995      Amount     %
                 ---------------------------------------------------------------------------------------------------------
                 Trust and investment
                  management fees...............  $29,071   $37,950   $(8,879)  (23)  $ 88,330   $113,041   $(24,711)  (22)
                 Trading account................      686       399       287    72      4,338      3,011      1,327    44
                 Foreign exchange...............    1,697     2,434      (737)  (30)     8,697     10,160     (1,463)  (14)
                 Charge card....................   13,115    10,909     2,206    20     34,191     30,621      3,570    12
                 Service fees and charges.......   23,582    16,246     7,336    45     60,017     51,437      8,580    17
                 Securities gains...............      738     1,672      (934)  (56)     4,288     20,572    (16,284)  (79)
                 Other..........................   11,615    10,368     1,247    12     41,245     23,178     18,067    78
                                                  -------   -------   -------         --------   --------   --------
                    Total noninterest income....  $80,504   $79,978   $   526     1   $241,106   $252,020   $(10,914)   (4)
                                                  =======   =======   =======   ===   ========   ========   ========   ===

           Noninterest income for the third quarter was $80.5 million, an increase of $0.5 million or 1% from the third quarter of 1995. Service fees and charges were $23.6 million, an increase of $7.3 million or 45% from the previous year. Charge card fees totaled $13.1 million, up $2.2 million from 1995. Other income including foreign fees, income from bank-owned life insurance and other miscellaneous items, increased $1.2 million to $11.6 million in 1996.
               Trust and investment management revenue was $29.1 million, a decrease of $8.9 million or 23% from the previous year, due primarily to the sale of the securities custody and related trustee services business for large institutions in January, 1996. Foreign exchange revenue was $1.7 million, down 30% from the third quarter of 1995. Net gains reported from the sale of debt securities totaled $0.7 million, down $0.9 million or 56% from 1995. Without the contribution from the Household transaction, the Corporation's noninterest income would have declined by $2.5 million or 3% from the prior year's quarter.

--------------------------------------------------------------------------------


                                                    Quarter           Increase           Nine Months         Increase
  NONINTEREST                                 Ended September 30     (Decrease)      Ended September 30     (Decrease)
  EXPENSES AND                                -------------------   -------------    -------------------   -------------
  INCOME TAXES     (dollars in thousands)       1996       1995     Amount     %       1996       1995     Amount     %
                 -------------------------------------------------------------------------------------------------------
                 Salaries and other
                  compensation..............  $ 71,756   $ 65,779   $ 5,977     9    $201,590   $190,930   $10,660     6
                 Pension, profit sharing and
                  other employee benefits...    13,175     13,164        11    --      42,941     47,568    (4,627)  (10)
                 Net occupancy..............    12,894     11,730     1,164    10      34,472     35,095      (623)   (2)
                 Equipment..................    10,338     10,928      (590)   (5)     30,395     31,142      (747)   (2)
                 Marketing..................     7,662      6,605     1,057    16      20,381     19,052     1,329     7
                 Communication and
                  delivery..................     4,743      5,108      (365)   (7)     15,242     14,989       253     2
                 Deposit insurance..........    18,348       (281)   18,629     +      18,427      7,352    11,075   151
                 Other......................    21,553     21,828      (275)   (1)     62,644     65,243    (2,599)   (4)
                                              --------   --------   -------          --------   --------   -------
                                               160,469    134,861    25,608    19     426,092    411,371    14,721     4
                 Goodwill and other
                  valuation intangibles.....     6,881      2,306     4,575   198      11,299      7,077     4,222    60
                                              --------   --------   -------          --------   --------   -------
                  Total noninterest
                   expenses.................  $167,350   $137,167   $30,183    22    $437,391   $418,448   $18,943     5
                                              ========   ========   =======          ========   ========   =======
                 Provision (benefit) for
                  income taxes..............  $ 10,866   $ 17,075   $(6,209)  (36)   $ 47,979   $ 51,732   $(3,753)   (7)
                                              ========   ========   =======   ===    ========   ========   =======   ===

           Noninterest expenses for the third quarter totaled $167.4 million, an increase of $30.2 million or 22% from the third quarter of 1995. Third quarter 1995 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. In addition, the expense for the one-time SAIF assessment levied on deposits assumed from Household amounting to $16.7 million pre-tax, was recognized in third quarter 1996. Excluding all Household-related charges, total expenses decreased $5.9 million or 4% in third quarter 1996 compared to the year-earlier quarter. Noninterest expenses in third quarter 1996 reflect cost savings of approximately $5.0 million as a result of the January 1996 sale of securities custody and related trustee services business for large institutions.
               Future charges for insurance assessments on SAIF-insured deposits are expected to be substantially reduced from what they otherwise would have been as a result of the recent legislation. Although the rate for those deposits insured by the Bank Insurance Fund should increase slightly, the combined rate applicable to Harris Bankcorp's subsidiary banks is expected to decline starting January 1, 1997.
               Employment-related expenses totaled $84.9 million, an increase of $6.0 million or 8%. Excluding the effect of Household, employment-related expenses would have increased $1.0 million or 1%. Net occupancy expenses totaled $12.9 million, up $1.2 million from the prior year's third quarter. Net occupancy expenses would have decreased $0.4 million or 4%, excluding the effect of Household. Other noninterest expenses decreased by $0.3 million or 1% while marketing expenses reflected an increase of $1.1 million. Excluding the impact of Household expenses, other noninterest expenses would have decreased $4.9 million or 22%. Amortization of goodwill and other valuation intangibles increased $4.6 million, virtually the entire increase resulting from the Household transaction.
               Income tax expense totaled $10.9 million, a decrease of $6.2 million or 36% from the $17.1 million recorded in third quarter 1995, reflecting lower pretax income, although somewhat offset by reduced levels of tax-exempt income.

--------------------------------------------------------------------------------

CAPITAL
POSITION
           The Corporation's total equity capital at September 30, 1996 was $1.47 billion, compared with $1.15 billion and $1.12 billion at December 31, 1995 and September 30, 1995, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $260.5 million and $10.9 million, respectively. To support continued business growth and expansion, the Corporation increased its capital base by $40 million, effective December 27, 1995. At the same time, the Corporation adjusted its capital structure to mirror the capital mix of BMO and more closely resemble the Corporation's peer group comprising other major U.S. and Chicago bank holding companies. The Corporation issued $180 million of preferred stock and an additional $65 million of long-term subordinated debt, purchased by BFC. Concurrently, common equity was reduced by $205 million through the declaration of a special dividend.
               In anticipation of the acquisition of branches previously owned by Household as discussed earlier in this report, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series "B" non-voting, callable perpetual preferred stock and an additional $15 million of long-term subordinated debt. Both issues were purchased by BFC. The balance of the capital, $280 million, was provided through a direct infusion of common equity by BFC.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible credit losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.09% and 11.48%, respectively, at September 30, 1996.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio of 6.93% for the quarter ended September 30, 1996 was essentially unchanged from the year-ago quarter.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before September 30, 1996, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 1996, the Corporation's intangible assets totaled $316.6 million, including approximately $297.9 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.83% for the third quarter of 1996.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                            September 30    December 31    September 30
               (dollars in thousands)                                               1996           1995            1995
               --------------------------------------------------------------------------------------------------------
               Total assets (end of period)..............................   $ 19,018,749    $15,676,201    $ 16,245,173
                                                                             ===========    ===========     ===========
               Average assets (quarter)..................................   $ 17,562,535    $16,325,680    $ 15,919,244
                                                                             ===========    ===========     ===========
               Risk-based on-balance sheet assets........................   $ 11,752,669    $10,336,559    $ 10,110,393
                                                                             ===========    ===========     ===========
               Risk-based off-balance sheet assets.......................   $  3,364,916    $ 3,203,701    $  2,946,694
                                                                             ===========    ===========     ===========
               Total risk-based assets, net of deductions (based on
                 regulatory accounting principles).......................   $ 14,819,254    $13,540,260    $ 13,057,087
                                                                             ===========    ===========     ===========
               Tier 1 capital............................................   $  1,199,246    $ 1,100,899    $  1,101,722
                                                                             ===========    ===========     ===========
               Supplementary capital.....................................   $    502,464    $   492,911    $    427,961
                                                                             ===========    ===========     ===========
               Total capital, net of deductions (based on regulatory
                 accounting principles)..................................   $  1,701,051    $ 1,593,810    $  1,529,683
                                                                             ===========    ===========     ===========
               Tier 1 leverage ratio.....................................           6.93%          6.77%           6.93%
               Risk-based capital ratios
                 Tier 1..................................................           8.09%          8.14%           8.45%
                 Total...................................................          11.48%         11.79%          11.73%

--------------------------------------------------------------------------------

NONPERFORMING                                                                      September 30    December 31    September 30
ASSETS                               (dollars in thousands)                            1996           1995            1995
                --------------------------------------------------------------------------------------------------------------
                Nonaccrual loans................................................     $ 33,002        $50,503        $ 55,050
                Restructured loans..............................................        1,958          2,059           2,113
                                                                                      -------        -------        --------
                  Total nonperforming loans.......................................     34,960         52,562          57,163
                Other assets received in satisfaction of debt...................          728          2,470           2,729
                                                                                      -------        -------        --------
                  Total nonperforming assets......................................   $ 35,688        $55,032        $ 59,892
                                                                                      =======        =======        ========
                Nonperforming loans to total loans (end of period)..............          .34%           .55%            .63%
                Nonperforming assets to total loans (end of period).............          .35%           .58%            .66%
                                                                                      =======        =======        ========
                90-day past due loans still accruing interest...................     $ 41,253        $28,302        $ 22,301
                                                                                      =======        =======        ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at September 30, 1996 totaled $36 million, or .35% of total loans, down from $55 million or .58% of total loans at December 31, 1995 and also down from $60 million or .66% of loans a year ago.
               Interest shortfall for the quarter ended September 30, 1996 was $2.1 million compared to $0.5 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

--------------------------------------------------------------------------------

           the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                       Impaired Loans        Impaired Loans
                                                                     For Which There Is    For Which There Is      Total Impaired
                              (dollars in thousands)                 Related Allowance    No Related Allowance         Loans
               ------------------------------------------------------------------------------------------------------------------
               September 30, 1996
               Balance.............................................       $  6,402              $ 26,600              $ 33,002
               Related allowance...................................          4,867                    --                 4,867
                                                                           -------               -------               -------
               Balance, net of allowance...........................       $  1,535              $ 26,600              $ 28,135
                                                                           =======               =======               =======
               December 31, 1995
               Balance.............................................       $ 19,820              $ 30,683              $ 50,503
               Related allowance...................................         12,967                    --                12,967
                                                                           -------               -------               -------
               Balance, net of allowance...........................       $  6,853              $ 30,683              $ 37,536
                                                                           =======               =======               =======
               September 30, 1995
               Balance.............................................       $ 26,788              $ 30,375              $ 57,163
               Related allowance...................................         13,638                    --                13,638
                                                                           -------               -------               -------
               Balance, net of allowance...........................       $ 13,150              $ 30,375              $ 43,525
                                                                           =======               =======               =======

                                                                          Quarter Ended          Nine Months Ended
                                                                          September 30              September 30
                                                                        -----------------       --------------------
                               (dollars in thousands)                    1996      1995          1996         1995
               -----------------------------------------------------------------------------------------------------
               Average impaired loans.................................  $34,378   $62,531       $45,325      $75,296
                                                                        =======   =======       =======      =======
               Total interest income on impaired loans................  $    22   $   667       $   127      $ 1,630
                                                                        =======   =======       =======      =======
               Interest income on impaired loans recorded on a cash
                 basis................................................  $    22   $   613       $   127      $ 1,446
                                                                        =======   =======       =======      =======

--------------------------------------------------------------------------------

                                                                         Quarter Ended            Nine Months Ended
ALLOWANCE                                                                 September 30               September 30
FOR POSSIBLE                                                          --------------------       --------------------
CREDIT LOSSES   (dollars in thousands)                                  1996        1995           1996        1995
                -----------------------------------------------------------------------------------------------------
                Balance, beginning of period.......................   $139,220    $127,479       $129,259    $124,734
                                                                      --------    --------       --------    --------
                Charge-offs........................................    (15,520)    (14,335)       (44,742)    (45,653)
                Recoveries.........................................      4,505       5,227         11,675      18,850
                                                                      --------    --------       --------    --------
                Net charge-offs....................................    (11,015)     (9,108)       (33,067)    (26,803)
                Provision charged to operations....................     15,011      10,974         42,224      31,414
                Allowance related to acquired loans................         --          --          4,800          --
                                                                      --------    --------       --------    --------
                Balance at September 30............................   $143,216    $129,345       $143,216    $129,345
                                                                      ========    ========       ========    ========
                Net charge-offs as a percentage of provision
                  charged to operations............................         73%         83%            78%         85%
                Allowance for possible credit losses to
                  nonperforming loans (period-end).................        410%        226%
                Allowance for possible credit losses to
                  nonperforming assets (period-end)................        401%        216%
                Allowance for possible credit losses to total loans
                  outstanding (period-end).........................       1.39%       1.42%

--------------------------------------------------------------------------------

           The Corporation's provision for credit losses for the current quarter was $15.0 million, up 37% from $11.0 million in last year's third quarter. Net charge-offs also increased from $9.1 million to $11.0 million for the current quarter, resulting in net charge-offs on a year-to-date basis of $33.1 million compared to $26.8 million in the same 1995 period. The increase in 1996 third quarter net charge-offs was primarily attributable to higher charge card charge-offs compared to the same quarter last year, offset somewhat by a decrease in real estate loan net charge-offs from third quarter 1995 to third quarter 1996. For the third quarter of 1996, net charge-offs related to charge card and real estate loans were $9.6 million and $(0.4) million, respectively, compared to $7.1 million and $0.2 million, respectively, for the third quarter of 1995.
               At September 30, 1996, the allowance for possible credit losses was $143 million, equal to 1.39% of total loans outstanding, up from $129 million or 1.42% of total loans one year ago. The allowance as a percentage of nonperforming loans increased from 226% at September 30, 1995, to 410% at September 30, 1996.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS
           Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 40% of the Corporation's total assets and amounted to $7.52 billion at September 30, 1996. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1996 or 1995.
               In connection with the acquisition of branches previously owned by Household as discussed earlier in this report, HTSB assumed deposits totaling approximately $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. HTSB received cash from Household at closing of $2.24 billion. Capital of $325 million was contributed to HTSB and HTSB issued $15 million in additional subordinated debt. The incremental cash available from all of these sources of approximately $2.6 billion was used by HTSB to liquidate more expensive sources of wholesale funding.
               As a result of the Household acquisition, there were significant changes in the composition of liabilities from December 31, 1995 to September 30, 1996. Total core deposits increased from $7.3 billion at December 31, 1995 to $11.0 billion at September 30, 1996. Total wholesale deposits and short-term borrowings decreased from $6.4 billion at December 31, 1995 to $5.8 billion at September 30, 1996.
               Total deposits averaged $12.05 billion in the third quarter of 1996, an increase of $1.97 billion compared to the same quarter last year. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 44%, reflecting increases in virtually all core deposit categories. Core deposits represented approximately 65% and 51% of average supporting liabilities in the third quarters of 1996 and 1995, respectively. Average deposits for the quarter and core deposits as a percentage of average supporting liabilities were significantly impacted by the Household transaction.

--------------------------------------------------------------------------------

               Average money market assets in the third quarter of 1996 increased $95 million or 12% from the same quarter last year. These assets represented 6% of average earning assets in 1996, which was consistent with one year ago. Average money market liabilities decreased 10% to $2.9 billion this quarter from $3.21 billion in the same quarter last year. The Corporation reduced its wholesale funding sources as a result of the assumption of retail deposit liabilities in connection with the Household transaction in the second quarter.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 1996, $439 million of short-term notes were outstanding compared to $689 million at September 30, 1995.
--------------------------------------------------------------------------------
NINE MONTHS
ENDED
SEPTEMBER 30,
1996
COMPARED
WITH 1995  Including a one-time $10.0 million after-tax charge resulting from recent legislation to re-capitalize the Savings Association Insurance Fund ("SAIF"), the Corporation recorded earnings of $104.5 million for the first nine months of 1996. This one-time SAIF charge, which was expected and assumed by the Corporation as a result of HTSB's, June 1996 purchase of Household Bank's Chicagoland retail banking business, should significantly reduce HTSB's future deposit insurance premiums compared to what they would have been based on current assessment rates.
               For the first nine months of 1996, earnings comparability was affected by two significant items. In addition to the impact of the 1996 Household transaction, during the first nine months of 1995 the Corporation realized $20.6 million in net gains from portfolio securities transactions compared to a $4.3 million net gain for the first nine months of 1996. Most of the 1995 gains were recognized during the second quarter when conditions in the U.S. bond market led to significant price rallies and profit opportunities not typically available.
               Excluding the effect of these portfolio securities gains and the impact of the Household transaction (which includes the $10 million after-tax SAIF charge), earnings for the current nine-month period increased 19% from the comparable 1995 period. This increase in earnings was attributed to strong business growth across corporate, private and retail banking, and to sustained cost control.
               Excluding the one-time SAIF charge, annualized return on average common stockholder's equity ("ROE") was 13.24% for the current nine-month period compared to 13.61% a year earlier. On the same basis, annualized return on average assets ("ROA") was 0.91% for the current nine-month period compared to 0.96% a year earlier.
               For the first nine months of 1996, net interest income on a fully taxable equivalent basis of $410.1 million was up 10% from the comparable 1995 period. Net interest margin fell from 3.80% to 3.70% in the period ending September 30, 1996, while average earning assets rose 13% from $13.1 billion to $14.8 billion, and average loans increased 14% or $1.2 billion. Average commercial loans increased $921 million. Average installment and retail mortgage loans combined increased $330 million, with about one-third of the increase attributable to the acquisition of Household loans.
               Provision for credit losses increased $10.8 million to $42.2 million for the nine months ended September 30, 1996. Net loan charge-offs totaled $33.1 million in 1996 compared to $26.8 million in 1995.
               Noninterest income decreased 4% to $241.1 million for the first nine months of 1996, primarily because of the reduction in net gains from portfolio securities transactions and a $24.7 million or 22% decline in trust fees. While personal and corporate trust fees grew strongly for the nine-month period ended September 30, 1996, total trust fees and related noninterest expenses decreased as a result of HTSB's sale of its securities custody and related trustee services business for large institutions in January 1996. These decreases were partially offset by an $18.1 million improvement in other sources of noninterest income including gains on

--------------------------------------------------------------------------------

           sales of real estate mortgages, returns on bank-owned life insurance, syndication fees and a $4.0 million gain recognized in January 1996 on the aforementioned trust business sale. In addition, charge card revenues rose $3.6 million and service charges increased $8.6 million.
               Total noninterest expenses were $437.4 million in the current nine-month period. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including the one-time special SAIF assessment), expenses declined by 4%, compared to the nine months ended September 30, 1995. Income tax expense decreased by $3.8 million primarily because of lower pretax income.

                                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

HARRIS BANKCORP, INC.

111 West Monroe Street
Chicago, Illinois 60603
------------------------------

HARRIS BANKCORP, INC.
EXECUTIVE OFFICERS

Alan G. McNally
Chairman of the Board and
Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Maribeth S. Rahe
Vice Chair of the Board
------------------------------

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

HARRIS TRUST BANK OF ARIZONA
Scottsdale, Arizona
------------------------------

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

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES
CORPORATION
Chicago, Illinois

Part 1. Financial Information
Item 1. Financial Statements.
        Consolidated Statement of Condition as of September 30, 1996, December 31, 1995 and September 30, 1995.
        Consolidated Statement of Income for the quarters and nine months ended September 30, 1996 and 1995.
        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 and 1995.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The above financial statements and financial review, included in the Corporation's 1996 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

Part II. Other Information
Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.
Item 6. Exhibits and Reports on Form 8-K.
        (a) Documents filed with Report:
              27. Financial Data Schedule
        (b) A Current Report on Form 8-K, dated July 12, 1996, was filed on behalf of Harris Bankcorp, Inc., reporting on Item 2 -- Acquisition or Disposition of Assets and Item 7 -- Financial Statements, Pro forma Financial Information and Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 1996.

/s/                                         /s/
----------------------------------------    -----------------------------------
Pierre O. Greffe                            Paul R. Skubic
Chief Financial Officer                     Chief Accounting Officer