Form 10-K405
period 1996-12-31
HARRIS BANKCORP INC
filed 1997-03-31
CIK 45729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      1996
                                   FORM 10-K

(MARK ONE)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-18179

                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             HARRIS BANKCORP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-2722782
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

  111 WEST MONROE STREET, CHICAGO, ILLINOIS                        60603
  (Address of principal executive offices)                      (Zip Code)

                                  312/461-2121
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, $8 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All voting stock (6,667,490 shares of Common Stock, $8 par value) is owned by Bankmont Financial Corp., a wholly-owned Delaware subsidiary of Bank of Montreal.

The registrant meets the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format.

                      Documents incorporated by reference:
                                      NONE
================================================================================

                        FORM 10-K CROSS REFERENCE INDEX

                                                                              PAGE
                                                                              ----
                                      PART I
Item 1        Business....................................................     2
Item 2        Properties..................................................     4
Item 3        Legal Proceedings...........................................     4
Item 4        Submission of Matters to a Vote of Security Holders
              (during the fourth quarter of 1996).........................     4
                                     PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     4
Item 6        Selected Financial Data.....................................     6
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     8
Item 8        Financial Statements and Supplementary Data:
              Quarterly Financial Data....................................     41
              Consolidated Statement of Income............................     42
              Consolidated Statement of Condition.........................     43
              Statement of Changes in Stockholder's Equity................     44
              Consolidated Statement of Cash Flows........................     45
              Notes to Financial Statements...............................     46
              Joint Independent Auditors..................................     79
              Independent Auditors' Report................................     79
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................     79
                                     PART III
Item 10       Directors and Executive Officers of the Registrant..........     80
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................     81
                                     PART IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     81
Signatures................................................................     83

                                     PART I

ITEM 1 -- BUSINESS

BUSINESS OVERVIEW

     Harris Bankcorp, Inc. ("Bankcorp") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal ("BMO"). On October 1, 1994, Bankmont also became the parent company for Harris Bankmont, Inc. (formerly Suburban Bancorp, Inc.), a Chicago area multibank holding company. The transaction added 13 banks and 30 locations in Illinois in addition to those owned by Bankcorp.

     Bankcorp provides banking, trust and other services domestically and internationally through 14 bank and 17 active nonbank subsidiaries. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; and Harris Trust Bank of Arizona. All bank subsidiaries, with the exception of Harris Trust Bank of Arizona, are located in Illinois. Nonbank subsidiaries consist of trust companies and other specialized financial services companies. The trust companies include Harris Trust Company of California, Harris Trust Company of Florida, Harris Trust Company of New York and Bank of Montreal Trust Company. They provide specialized nondeposit services, notably stock transfer, personal trust and indenture trust. Other principal nonbank subsidiaries, Harris Investors Direct, Inc., a discount brokerage company, and Harris Investment Management, Inc., a registered investment adviser, are headquartered in Chicago. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, 58 domestic branch offices, an international banking facility and two automatic banking centers located in Chicago. Additionally, HTSB has representative offices in Los Angeles, New York and Tokyo; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. On June 28, 1996, HTSB acquired 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International.

     HTSB provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S. and abroad. Services rendered and products sold to customers include numerous types of demand, savings and time deposit accounts; negotiable certificates of deposit; various types of loans including term, real estate and those under lines of credit and revolving credit facilities; sales and purchases of foreign currencies; interest rate management products including swaps, forward rate agreements and interest rate guarantees; cash management services including lockbox and controlled disbursement processing; underwriting of municipal bonds; and financial consulting. Additionally, HTSB trades foreign currencies and a variety of debt securities for its own account and utilizes interest rate swaps, financial futures and options both to manage its risk exposure and as trading vehicles. In 1995, HTSB and BMO combined their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement and an amendment in 1996.

     HTSB's overseas activities are conducted through its representative offices, foreign branch, an international banking facility, Bank of Montreal Trust Company (Channel Islands), Ltd., and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products.

     HTSB's Trust Department furnishes a variety of trust services to individuals, businesses, municipalities and charitable organizations. HTSB acts as trustee of personal, corporate, pension and other employee benefit trusts; serves as executor and administrator of estates; and acts as stock and bond registrar and transfer agent, dividend reinvestment agent and paying agent. In 1996, HTSB sold its securities custody and related trustee services business for large institutions to Citibank.

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

REGULATION AND SUPERVISION

     Bankcorp is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Notes 15 and 16 to Financial Statements on pages 70 through 72 of this Report provide details with respect to regulatory capital and restrictions on dividends.

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

     Bankcorp and its banking subsidiaries are subject to regulation by various State and Federal authorities. Applicable laws and regulations relate to reserves, deposit insurance, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, capital adequacy and other aspects of their operations. Bankcorp and its nonbank subsidiaries are affiliates of the banking subsidiaries within the meaning of the Federal Reserve Act and the Illinois Banking Act. Certain nonbank subsidiaries including the trust companies; Harris Investment Management, Inc.; Harris Investors Direct, Inc. and others are subject to a variety of State and Federal regulations.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("the Act") was signed into law. Along with numerous provisions pertaining to the U.S. banking industry, the legislation addressed resolution of the bank and thrift deposit insurance funds. This provision of the Act had three components. The first is a one-time assessment to capitalize the Savings Association Insurance Fund ("SAIF"). The second is a requirement that the repayment of the Financing Corporation ("FICO") bonds be shared by both banks and thrift institutions. FICO bonds had been issued in the past as a funding source to support SAIF. A final component is the elimination of the two separate funds (SAIF and Bank Insurance Fund ("BIF")) by merging them into a new Deposit Insurance Fund. Since the deposits assumed as a result of the Household transaction were SAIF-insured, the Corporation was subject to a one-time assessment. See the Summary of 1996 Compared to 1995 section on page 8 of this Report for additional information.

     Future charges for insurance assessments on SAIF-insured deposits are expected to be substantially reduced from what they otherwise would have been as a result of the Act. Although the rate for those deposits insured by BIF should increase slightly, the combined SAIF and BIF rate applicable to the Corporation's subsidiary banks is expected to decline January 1, 1997 compared to the average rate in effect since the Household branch purchase.

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

EMPLOYEES

     The Corporation and HTSB had full-time equivalent employees of 6,363 and 4,813, respectively, at December 31, 1996.

ITEM 2 -- PROPERTIES

     The Corporation's headquarters and HTSB's main banking premises are located at 111 West Monroe Street, Chicago, Illinois. This bank and office building complex is comprised of three connected buildings containing a total of approximately 1,590,000 gross square feet. Approximately 54 percent of the rentable space is committed to use by HTSB. Virtually all of the remaining space in the entire building complex has been rented to tenants, including BMO. HTSB holds title to this property.

     HTSB also owns its operations center. This 15-story building contains approximately 415,000 gross square feet and is totally dedicated to bank use. It is located at 311 West Monroe Street, Chicago.

     Certain banking subsidiaries, other than HTSB, individually own premises used to conduct banking business. Nonbank subsidiaries, certain branches and divisions of HTSB and certain other subsidiaries conduct activities from leased premises.

     In 1990 and 1991, HTSB purchased air rights and a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred. For more information, see Note 5 to Financial Statements on page 52 of this Report.

ITEM 3 -- LEGAL PROCEEDINGS

     For information on the Corporation's legal proceedings, see Note 17 to Financial Statements on page 72 of this Report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholder during the fourth quarter of 1996.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 1996, Bankcorp declared and paid to Bankmont approximately $48.2 million in cash dividends on common stock and $15.0 million in cash dividends on preferred stock. In 1995, Bankcorp declared and paid to Bankmont approximately $262.7 million in cash dividends on common stock, including a $205.0 million special dividend in connection with the capital restructuring described below. Dividends on common stock amounting to approximately $34.7 million were declared and paid to Bankmont in 1994.

     In conjunction with the acquisition of former Household branches, the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series B nonvoting, callable, perpetual preferred stock and an additional $15 million of long term subordinated debt. The 45 shares of preferred stock have no par value and a stated value of $1.0 million per share. The dividend rate per annum is 7.875 percent of the stated value per share. The balance of the capital increase, amounting to $280 million, was provided via an infusion of equity by Bankmont. At December 31, 1996, the Corporation's equity capital included $225 million of preferred stock.

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

ITEM 6 -- SELECTED FINANCIAL DATA
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                  COMPARATIVE CONSOLIDATED STATEMENT OF INCOME

                                                                             FOR THE YEARS ENDED DECEMBER 31
                                                               ------------------------------------------------------------
                                                                  1996          1995         1994        1993        1992
                                                                  ----          ----         ----        ----        ----
                                                               (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN THOUSANDS
                                                                                  EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees......................................    $  838,789    $  778,770    $594,265    $515,994    $586,000
Money market assets:
  Deposits at banks........................................        30,483        38,617      30,739      25,212      32,419
  Federal funds sold and securities purchased under
    agreement to resell....................................        11,918        19,330      21,523      17,436      12,560
Trading account............................................         4,968         4,556       2,796       6,537      21,056
Securities held-to-maturity................................            --        77,820      87,740     193,487     200,393
Securities available-for-sale..............................       276,077       162,867     121,372          --          --
                                                               ----------    ----------    --------    --------    --------
  Total interest income....................................     1,162,235     1,081,960     858,435     758,666     852,428
                                                               ----------    ----------    --------    --------    --------
INTEREST EXPENSE
Domestic deposits..........................................       284,301       215,276     160,357     143,614     188,082
Foreign deposits...........................................       113,866       143,310      89,645      56,558      64,544
Short-term borrowings......................................       160,790       168,993     108,485      73,043     103,988
Senior notes...............................................        22,425        31,125          --          --          --
Long-term notes............................................        26,067        23,005      19,520      26,406      18,933
                                                               ----------    ----------    --------    --------    --------
  Total interest expense...................................       607,449       581,709     378,007     299,621     375,547
                                                               ----------    ----------    --------    --------    --------
Net Interest Income........................................       554,786       500,251     480,428     459,045     476,881
Provision for loan losses..................................        56,540        42,995      45,040      62,835      77,560
                                                               ----------    ----------    --------    --------    --------
Net Interest Income after Provision for Loan Losses........       498,246       457,256     435,388     396,210     399,321
                                                               ----------    ----------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees.......................       117,762       149,979     148,094     148,809     145,091
Trading account............................................         7,992         5,110        (396)      5,258      (4,499)
Foreign exchange...........................................         9,992        14,248      19,769      24,302      25,062
Charge card................................................        47,244        41,788      37,402      36,516      36,355
Service fees and charges...................................        82,802        69,333      73,621      77,774      80,056
Gain on sales of foreign claims............................            --            --          --          --      15,823
Securities gains...........................................         8,786        23,379       5,254      13,038       4,239
Other......................................................        54,729        34,436      30,700      31,391      32,902
                                                               ----------    ----------    --------    --------    --------
  Total noninterest income.................................       329,307       338,273     314,444     337,088     335,029
                                                               ----------    ----------    --------    --------    --------
NONINTEREST EXPENSES
Employment.................................................       326,994       318,302     312,570     305,758     281,562
Net occupancy..............................................        47,690        46,099      45,052      46,676      47,673
Equipment..................................................        41,715        42,541      42,284      43,396      46,460
Marketing..................................................        29,342        25,583      24,632      22,613      20,114
Communication and delivery.................................        20,954        20,251      17,732      17,916      17,970
Deposit insurance..........................................        18,189         8,124      15,684      15,047      16,586
Trust customer charge......................................            --            --      51,335          --          --
Writedown of property held for expansion...................            --            --          --          --      11,802
Other......................................................        90,944        89,853      84,573      88,896     109,908
                                                               ----------    ----------    --------    --------    --------
                                                                  575,828       550,753     593,862     540,302     552,075
Goodwill and other valuation intangibles...................        18,168         9,350      10,266      11,785      13,898
                                                               ----------    ----------    --------    --------    --------
  Total noninterest expenses...............................       593,996       560,103     604,128     552,087     565,973
                                                               ----------    ----------    --------    --------    --------
FTE pretax income..........................................       233,557       235,426     145,704     181,211     168,377
Applicable income taxes....................................        65,812        70,175      24,528      39,879      22,095
FTE adjustment.............................................        25,381        17,700      23,830      25,489      33,029
                                                               ----------    ----------    --------    --------    --------
  Income before cumulative effect of a change in accounting
    principle..............................................       142,364       147,551      97,346     115,843     113,253
Cumulative effect on prior years (to December 31, 1992) of
  changing the accounting method for income taxes..........            --            --          --       1,782          --
                                                               ----------    ----------    --------    --------    --------
  Net Income...............................................       142,364       147,551      97,346     117,625     113,253
Dividends on preferred stock...............................        15,006            --          --          --          --
                                                               ----------    ----------    --------    --------    --------
Net income applicable to common stock......................    $  127,358    $  147,551    $ 97,346    $117,625    $113,253
                                                               ==========    ==========    ========    ========    ========
Per Common Share Statistics................................
Net income applicable to common stock......................        $19.10        $22.13      $14.60      $17.64      $16.99
Common stock dividends.....................................          7.23         39.40        5.21        8.48        6.62
Average common shares outstanding (in thousands)...........         6,667         6,667       6,667       6,667       6,667
PROFITABILITY RATIOS
Net income:
  % Average total assets...................................          0.83%         0.95%       0.68%       0.90%       0.86%
  % Average common stockholder's equity....................         11.55         13.61        9.70       12.31       12.71
NUMBER OF EMPLOYEES AT YEAR-END
  (full-time equivalent basis).............................         6,363         5,749       5,655       5,792       5,528

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENT OF CONDITION

                                                                  YEARS ENDED DECEMBER 31
                                            -------------------------------------------------------------------
                                               1996          1995          1994          1993          1992
                                               ----          ----          ----          ----          ----
                                               (DAILY AVERAGES, DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
ASSETS
Cash and demand balances due from banks...  $ 1,147,075   $ 1,206,234   $ 1,173,266   $ 1,191,748   $ 1,142,354
Money market assets:
  Interest-bearing deposits at banks......      576,913       566,072       686,995       677,565       687,311
  Federal funds sold and securities
    purchased under agreement to resell...      213,939       330,783       536,185       522,757       338,026
Portfolio securities:
  Held-to-maturity........................           --       962,245       963,690     2,987,053     2,782,148
  Available-for-sale......................    4,219,179     2,611,707     2,269,171         7,213            --
Trading account assets....................       70,452        64,777        39,812       110,493       250,578
Domestic loans, net of unearned income....    9,888,591     8,735,388     7,629,399     6,988,838     7,217,339
Foreign office loans, net of unearned
  income..................................       59,235        50,183        43,176        55,970        76,787
                                            -----------   -----------   -----------   -----------   -----------
    Total loans...........................    9,947,826     8,785,571     7,672,575     7,044,808     7,294,126
Allowance for possible loan losses........     (134,310)     (126,041)     (129,377)     (131,243)     (129,739)
Premises and equipment....................      247,521       224,205       223,538       228,992       239,676
Customers' liability on acceptances.......       87,972       104,994        80,813        71,844       104,498
Goodwill and other valuation
  intangibles.............................      185,673        48,531        53,400        65,225        71,829
Other assets..............................      615,790       735,993       647,275       302,729       378,812
                                            -----------   -----------   -----------   -----------   -----------
    Total assets..........................  $17,178,030   $15,515,071   $14,217,343   $13,079,184   $13,159,619
                                            ===========   ===========   ===========   ===========   ===========
LIABILITIES
Demand deposits...........................  $ 2,812,007   $ 2,808,747   $ 2,859,643   $ 2,672,152   $ 2,346,435
Interest checking deposits................      815,853       629,448       663,598       639,377       602,529
Money market accounts.....................    1,434,293     1,037,963     1,170,181     1,235,487     1,294,723
Savings deposits and certificates.........    3,626,767     2,442,101     2,189,049     2,164,583     2,272,386
Other time deposits.......................      674,985       682,320       722,373       756,560       718,140
Deposits in foreign offices...............    2,159,909     2,435,124     2,110,342     1,813,720     1,638,363
                                            -----------   -----------   -----------   -----------   -----------
    Total deposits........................   11,523,814    10,035,703     9,715,186     9,281,879     8,872,576
Short-term borrowings.....................    3,220,570     3,010,753     2,654,891     2,332,260     2,938,501
Senior notes..............................      392,283       512,204            --            --            --
Acceptances outstanding...................       87,969       105,064        80,818        73,711       104,501
Other liabilities.........................      275,925       465,145       463,736       136,862       150,854
Long-term notes...........................      371,734       299,771       298,745       298,807       202,350
                                            -----------   -----------   -----------   -----------   -----------
    Total liabilities.....................   15,872,295    14,428,640    13,213,376    12,123,519    12,268,782
Stockholder's equity......................    1,305,735     1,086,431     1,003,967       955,665       890,837
                                            -----------   -----------   -----------   -----------   -----------
    Total liabilities and stockholder's
      equity..............................  $17,178,030   $15,515,071   $14,217,343   $13,079,184   $13,159,619
                                            ===========   ===========   ===========   ===========   ===========
Ratios (Percentage of total average
  assets)
Money market assets.......................          4.6%          5.8%          8.6%          9.2%          7.8%
Portfolio securities and trading account
  assets..................................         25.0          23.5          23.0          23.7          23.0
Loans, net of unearned income.............         57.9          56.6          54.0          53.9          55.4
Deposits..................................         67.1          64.7          68.3          71.0          67.4
Short-term borrowings.....................         18.7          19.4          18.7          17.8          22.3
Common stockholder's equity...............         6.42          6.99          7.06          7.31          6.77
SELECTED YEAR-END DATA
Loans, net of unearned income.............  $10,744,653   $ 9,517,797   $ 8,229,254   $ 7,703,957   $ 7,082,861
Allowance for possible loan losses........      142,211       129,259       124,734       131,676       130,123
Total assets..............................   18,228,740    15,676,201    15,331,539    13,517,834    12,729,237
Deposits..................................   12,990,301    10,228,782     9,919,732     9,375,871     8,776,734
Long-term notes...........................      379,107       363,952       298,810       298,681       298,813
Preferred stock -- Series A...............      180,000       180,000            --            --            --
Preferred stock -- Series B...............       45,000            --            --            --            --
Common stockholder's equity...............    1,290,166       965,776     1,021,154     1,017,672       930,191
YEAR-END COMMON STOCKHOLDER'S EQUITY PER
  COMMON SHARE............................      $193.50       $144.85       $153.15       $152.63       $139.51

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

1996 COMPARED TO 1995

     The Corporation's 1996 net income was $142.4 million. Earnings and return on average common equity ("ROE") comparability between years was affected by the June 1996 purchase of Household's Chicagoland retail banking business. As part of the Household transaction, HTSB was assessed a one-time $10 million after-tax charge resulting from third quarter 1996 legislation to recapitalize the Savings Association Insurance Fund ("SAIF"). This charge should significantly reduce the Corporation's obligation for future deposit insurance premiums. In addition to the Household acquisition, the Corporation's earnings comparability was affected by net gains from debt portfolio securities transactions amounting to $23.4 million in 1995 compared to an $8.8 million net gain for 1996. Most of the 1995 gains were recognized during the second quarter when conditions in the U.S. bond market led to significant price rallies and profit opportunities not typically available. Excluding the effect of these debt portfolio securities gains and the impact of the Household transaction (which includes the $10 million after-tax SAIF charge), 1996 earnings increased 14 percent from 1995. This increase in earnings is attributable to strong business growth across corporate, private and retail banking, and to sustained cost control.

     ROE for 1996, excluding the Household transaction, was 14.77 percent and return on average assets ("ROA") was 0.94 percent. For 1995, ROE was 13.61 percent and ROA was 0.95 percent.

     For 1996, net interest income on a fully taxable equivalent basis of $554.8 million was up 11 percent from 1995. Net interest margin fell from 3.75 percent to 3.69 percent in 1996, while average earning assets rose 13 percent from $13.33 billion to $15.05 billion, and average loans increased 13 percent or $1.16 billion. Excluding the contribution of the Household transaction, net interest income would have increased $29.0 million or 6 percent year-to-year.

     Noninterest income decreased 3 percent to $329.3 million for 1996, primarily because of the reduction in net gains from debt portfolio securities transactions and a $32.2 million or 21 percent decline in trust fees. While personal and corporate trust fees grew strongly during 1996, total trust fees and related noninterest expenses decreased as a result of HTSB's sale of its securities custody and related trustee services business for large institutions in January 1996.

     Total noninterest expenses were $594.0 million in the current year. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including the one-time special SAIF assessment), expenses declined by 4 percent compared to 1995.

     Income taxes decreased by $4.4 million during 1996 primarily reflecting lower pretax income.

     The 1996 provision for loan losses of $56.5 million was up $13.5 million from $43.0 million in 1995. Net loan charge-offs during the current year were $48.4 million compared to $38.5 million in 1995, primarily reflecting higher writeoffs in the charge card portfolio.

     Nonperforming assets at December 31, 1996 totaled $31 million, or 0.3 percent of total loans compared to $55 million or 0.6 percent a year ago. At December 31, 1996, the allowance for possible loan losses was $142 million or
1.3 percent of total loans outstanding compared to $129 million or 1.4 percent of loans at the end of 1995. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 235 percent at December 31, 1995 to 455 percent at December 31, 1996.

     At December 31, 1996, the Corporation's consolidated equity capital amounted to $1.52 billion, up from $1.15 billion at December 31, 1995. The increase resulted from the issuance of $45 million of preferred stock, a $280 million equity infusion by Bankmont and earnings for the prior twelve months, offset somewhat by $35 million of after-tax unrealized holding losses related to the Corporation's debt and equity securities classified as available for sale. Also, Bankcorp paid $48.2 million of dividends on common stock and $15.0 million of preferred dividends. In conjunction with the acquisition of Household's Chicagoland retail banking business, the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of preferred stock and an additional $15 million of long term subordinated debt. The balance of the capital, $280 million, was provided via an infusion of equity by Bankmont. At December 31, 1996, the Corporation's equity capital includes $225 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 6.79 percent compared to 6.77 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1996, the Corporation's Tier 1 and Total Risk-based capital ratios were 8.10 percent and 11.40 percent, respectively, compared to respective ratios of 8.14 percent and 11.79 percent at December 31, 1995. The 1996 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1995 COMPARED TO 1994

     The Corporation's 1995 net income was $147.6 million, up 52 percent from $97.3 million in 1994. For 1995, the return on average common equity was 13.61 percent and the return on average assets was 0.95 percent, compared to returns of 9.70 percent and 0.68 percent, respectively, in 1994. Year to year earnings comparisons were significantly affected by a one-time $33.4 million after-tax charge in 1994 resulting from management's decision to absorb the impact of higher interest rates on mortgage-backed securities held in certain customer accounts of HTSB's Securities Lending unit. Excluding the effect of the securities lending charge, returns on average common equity and average assets were, respectively, 13.02 percent and 0.92 percent in 1994, compared to 13.61 percent and 0.95 percent in 1995; and 1995 earnings increased by 13 percent compared to 1994. The earnings gain was attributable to strong growth and business momentum broadly across the Corporation -- and in particular loan growth in corporate banking, community banking and the credit card business; sustained cost control, overhead reduction and operations consolidation; gains from securities transactions; and reduced FDIC premiums.

     Net interest income on a fully taxable equivalent ("FTE") basis was $500.3 million in 1995, up $19.9 million or 4 percent from $480.4 million in 1994. Average earning assets rose 10 percent to $13.33 billion from $12.17 billion in 1994, attributable to an increase of 15 percent or $1.11 billion in average loans. Net interest margin declined to 3.75 percent in 1995 from 3.95 percent in 1994, reflecting rate compression in certain asset categories, a lower mix of noninterest-bearing deposits, and the relationship which existed in the markets between short and longer term rates.

     Noninterest income increased $23.8 million or 8 percent in 1995, to $338.3 million. In 1995, net gains from the sale of debt securities amounted to $23.4 million, compared to $5.3 million in 1994. Most of these 1995 gains were recognized in the second quarter when conditions in the U.S. bond market led to significant price rallies. This enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio, taking advantage of profit opportunities not typically available. Money market and bond trading profits increased by $5.5 million in 1995, while charge card fees increased $4.4 million, and trust and investment management revenue rose $1.9 million. Other sources of non-interest income, which include fees for letters of credit, corporate finance income and gains on asset sales, increased $3.7 million year to year. Service charges declined by $4.3 million due to the higher interest rate environment and to customer refunds with respect to FDIC insurance. Foreign exchange revenue decreased by $5.5 million. This revenue is now reported net of expenses under a new profit sharing arrangement with BMO effective April 3, 1995.

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

     The 1995 provision for loan losses was $43.0 million, down from $45.0 million in 1994. Net loan charge-offs for the current year were $38.5 million, down from $52.0 million in 1994, resulting primarily from lower write-offs in the commercial loan, installment loan and real estate mortgage loan portfolios.

     Nonperforming assets at December 31, 1995 totaled $55 million or 0.6 percent of total loans, down from $94.8 million or 1.15 percent of loans at December 31, 1994. At December 31, 1995, the allowance for possible loan losses was $129 million or 1.4 percent of total loans outstanding, compared with $125 million or 1.5 percent of loans at the end of 1994. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 132 percent at December 31, 1994 to 235 percent at December 31, 1995. During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114 -- Accounting by Creditors for Impairment of a Loan and SFAS No. 118 -- Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible loan losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these Statements did not have a material impact on the Corporation's net income or financial position.

     At December 31, 1995, the Corporation's consolidated equity capital increased $124.6 million from 1994 year-end to $1.15 billion. The increase resulted from the issuance of $180 million of preferred stock, earnings for the prior twelve months and $59.8 million of after-tax unrealized holding gains related to the Corporation's debt and equity securities classified as available-for-sale. Also, Bankcorp paid $262.7 million of dividends. To support continued business growth and expansion, Bankcorp increased its capital base by $40 million, effective December 27, 1995. At the same time, Bankcorp adjusted its capital structure to mirror the capital mix of BMO and more closely resemble the Corporation's peer group comprising other major U.S. and Chicago bank holding companies. Bankcorp issued $180 million of preferred stock and an additional $65 million of long-term subordinated debt, purchased by Bankmont. Concurrently, common equity was reduced by $205 million through the declaration of a special dividend. These actions resulted in a total capital base, including long-term subordinated debt, of approximately $1.5 billion at December 31, 1995, and a reduced overall cost of capital for the Corporation. On a proforma basis, had these changes to the Corporation's capital mix occurred on January 1, 1995, they would have increased the Corporation's 1995 return on average common equity by approximately 1.4 percent, from 13.6 percent to 15.0 percent.

     The Corporation's regulatory capital leverage ratio was 6.77 percent for fourth quarter 1995 compared to 7.03 percent for fourth quarter 1994. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1995, the Corporation's Tier 1 and Total Risk-based capital ratios were 8.14 percent and 11.79 percent, respectively, compared to respective ratios of 8.86 percent and 12.49 percent at December 31, 1994. The 1995 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

                              NET INTEREST INCOME
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                                                                                         1996
                                                              -----------------------------------------------------------
                                                                                                INTEREST 1996 VS. 1995
                                                                                             ----------------------------
                                                                                                      INCREASE (DECREASE)
                                                                                                       DUE TO CHANGE IN
                                                              AVERAGE              AVERAGE    NET     -------------------
                                                              BALANCE   INTEREST    RATE     CHANGE    VOLUME      RATE
                                                              -------   --------   -------   ------    ------      ----
                                                                 (FULLY TAXABLE EQUIVALENT BASIS, DOLLARS IN MILLION)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees.......................................  $9,889     $  836     8.45%     $ 59      $ 99       $(40)
  Portfolio securities:
  U.S. Treasury and Federal agency..........................   3,895        246     6.31        57        53          4
  State and municipal.......................................     299         27     9.22       (15)       (8)        (7)
  Other.....................................................      50          3     5.43        (6)       (6)        --
                                                              -------    ------               ----
    Total portfolio securities..............................   4,244        276     6.50        36        43         (7)
Trading account assets......................................      71          5     7.05        --        --         --
Interest-bearing deposits at banks..........................      --         --       --        (1)       (1)        --
Federal funds sold and securities purchased under agreement
  to resell.................................................     166         10     5.97        (7)       (7)        --
                                                              -------    ------               ----
    Total domestic earning assets/interest income...........  14,370      1,127     7.84        87       134        (47)
                                                              -------    ------               ----
FOREIGN OFFICES:
Loans, including fees.......................................      59          3     4.89         1        --          1
Interest-bearing deposits at banks..........................     577         30     5.28        (8)        1         (9)
Federal funds sold and securities purchased under agreement
  to resell.................................................      48          2     4.19        --        --         --
                                                              -------    ------               ----
    Total foreign earning assets/interest income............     684         35     5.17        (7)        1         (8)
                                                              -------    ------               ----
Total domestic and foreign earning assets/interest income...  $15,054    $1,162     7.72      $ 80        87         (7)
                                                              =======    ======               ====
SUPPORTING LIABILITIES/INTEREST EXPENSE
DOMESTIC OFFICES:
Interest checking deposits..................................  $  816     $   15     1.87      $  1         4         (3)
Money market accounts.......................................   1,434         56     3.91        16        15          1
Savings deposits and certificates...........................   3,627        178     4.90        56        58         (2)
Other interest-bearing time deposits........................     649         35     5.42        (5)       (1)        (4)
                                                              -------    ------               ----
    Total interest-bearing deposits.........................   6,526        284     4.36        68        77         (9)
Short-term borrowings.......................................   3,126        158     5.04        (7)       12        (19)
Senior notes................................................     392         22     5.72        (9)       (5)        (4)
Long-term notes.............................................     372         26     7.01         3         5         (2)
                                                              -------    ------               ----
    Total domestic interest-bearing liabilities/interest
      expense...............................................  10,416        490     4.71        55        92        (37)
                                                              -------    ------               ----
FOREIGN OFFICES:
Time deposits...............................................   2,121        114     5.37       (29)      (16)       (13)
Short-term borrowings.......................................      94          3     3.44        (1)       --         (1)
                                                              -------    ------               ----
    Total foreign interest-bearing liabilities/interest
      expense...............................................   2,215        117     5.29       (30)      (16)       (14)
                                                              -------    ------               ----
Total domestic and foreign interest-bearing
  liabilities/interest expense..............................  12,631        607     4.81        25        82        (57)
Other noninterest-bearing supporting liabilities............   2,423         --       --        --        --         --
                                                              -------    ------               ----
Total domestic and foreign supporting liabilities/interest
  expense...................................................  $15,054       607     4.04        25        82        (57)
                                                              =======    ------               ----
Total net interest income from domestic and foreign
  offices...................................................             $  555     3.69%     $ 55      $  5       $ 50
                                                                         ======     ====      ====      ====       ====

-------------------------
NOTES TO NET INTEREST INCOME TABLES:
(1) Fully taxable equivalent adjustment
    Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 1996, 1995 and 1994. Beginning in 1996, the adjustment includes a State tax component.
(2) Interest income
    The impact of restructured and nonaccrual loans is reflected in all average balance, net interest income and related yield calculations. Average balances include restructured and nonaccrual loans. Interest income and yields on these assets reflect income recorded on a cash basis.
(3) Volume and rate variances
    The change in interest income/expense attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The rate variance is calculated by multiplying the annual change in rate by the prior year's volume. Any variance attributable jointly to volume and rate changes is prorated on a weighted basis between volume and rate.
(4) Average rate on portfolio securities
    Yields on securities classified as available-for-sale are based on amortized cost.

                              NET INTEREST INCOME
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                                                                  1995                                           1994
                                       -----------------------------------------------------------   ----------------------------
                                                                         INTEREST 1995 VS. 1994
                                                                      ----------------------------
                                                                               INCREASE (DECREASE)
                                                                                DUE TO CHANGE IN
                                       AVERAGE              AVERAGE    NET     -------------------   AVERAGE              AVERAGE
                                       BALANCE   INTEREST    RATE     CHANGE    VOLUME      RATE     BALANCE   INTEREST    RATE
                                       -------   --------   -------   ------    ------      ----     -------   --------   -------
                                                          (FULLY TAXABLE EQUIVALENT BASIS, DOLLARS IN MILLION)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees................  $8,735     $  777      8.89%    $184      $ 92       $ 92     $7,629      $593       7.78%
  Portfolio securities:
  U.S. Treasury and Federal agency...   3,049        189      6.20       46        27         19      2,582       143       5.53
  State and municipal................     379         42     11.27      (16)      (12)        (4)       480        58      12.09
  Other..............................     154          9      5.74        1        (1)         2        171         8       4.85
                                       -------    ------               ----                          -------     ----
    Total portfolio securities.......   3,582        240      6.72       31        23          8      3,233       209       6.47
Trading account assets...............      65          5      7.03        2         2         --         40         3       7.02
Interest-bearing deposits at banks...       9          1      3.92       --         1         (1)        12         1       8.73
Federal funds sold and securities
  purchased under agreement to
  resell.............................     276         17      6.01       (2)       (9)         7        460        19       4.13
                                       -------    ------               ----                          -------     ----
    Total domestic earning
      assets/interest income.........  12,667      1,040      8.22      215        99        116     11,374       825       7.26
                                       -------    ------               ----                          -------     ----
FOREIGN OFFICES:
Loans, including fees................      50          2      3.91        1        --          1         43         1       1.69
Interest-bearing deposits at banks...     557         38      6.37        8        (5)        13        675        30       4.40
Federal funds sold and securities
  purchased under agreement to
  resell.............................      55          2      5.00       --        (1)         1         76         2       3.29
                                       -------    ------               ----                          -------     ----
    Total foreign earning
      assets/interest income.........     662         42      6.07        9        (5)        14        794        33       4.14
                                       -------    ------               ----                          -------     ----
Total domestic and foreign earning
  assets/interest income.............  $13,329    $1,082      8.12     $224        87        137     $12,168     $858       7.05
                                       =======    ======               ====                          =======     ====
SUPPORTING LIABILITIES/INTEREST
  EXPENSE
DOMESTIC OFFICES:
Interest checking deposits...........  $  629     $   14      2.24     $  1        (1)         2     $  664      $ 13       1.99
Money market accounts................   1,038         40      3.87        6        (4)        10      1,170        34       2.88
Savings deposits and certificates....   2,442        122      4.98       40        10         30      2,189        82       3.78
Other interest-bearing time
  deposits...........................     665         40      5.91        9        (1)        10        696        31       4.42
                                       -------    ------               ----                          -------     ----
    Total interest-bearing
      deposits.......................   4,774        216      4.51       56         4         52      4,719       160       3.40
Short-term borrowings................   2,909        165      5.66       58        18         40      2,527       107       4.22
Senior notes.........................     512         31      6.08       31        31         --
Long-term notes......................     300         23      7.67        3        --          3        299        20       6.53
                                       -------    ------               ----                          -------     ----
    Total domestic interest-bearing
      liabilities/interest expense...   8,495        435      5.11      148        40        108      7,545       287       3.80
                                       -------    ------               ----                          -------     ----
FOREIGN OFFICES:
Time deposits........................   2,400        143      5.97       54        16         38      2,072        89       4.33
Short-term borrowings................     101          4      4.31        2        --          2        128         2       1.35
                                       -------    ------               ----                          -------     ----
    Total foreign interest-bearing
      liabilities/interest expense...   2,501        147      5.90       56        14         42      2,200        91       4.15
                                       -------    ------               ----                          -------     ----
Total domestic and foreign interest-
  bearing liabilities/interest
  expense............................  10,996        582      5.29      204        53        151      9,745       378       3.88
Other noninterest-bearing supporting
  liabilities........................   2,333         --        --       --        --         --      2,423        --         --
                                       -------    ------               ----                          -------     ----
Total domestic and foreign supporting
  liabilities/interest expense.......  13,329        582      4.37      204        53        151     $12,168      378       3.10
                                       =======    ------               ----                          =======     ----
Total net interest income from
  domestic and foreign offices.......             $  500      3.75%    $ 20      $ 34       $(14)                $480       3.95%
                                                  ======     =====     ====      ====       ====                 ====     ======

NET INTEREST INCOME

     Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or State income taxes, the Management's Discussion and Analysis section of this Report is prepared on an FTE basis, which, in effect, restates tax-advantaged income to a comparable level with nontax-advantaged income. In 1996, the Corporation's FTE net interest income was $554.8 million, up 11 percent from $500.3 million in 1995.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 1996, the Corporation's average earning assets grew 13 percent, while net interest margin decreased 6 basis points from 3.75 percent in 1995 to 3.69 percent in 1996.

     Average earning assets in 1996 totaled $15.05 billion, up $1.72 billion, or 13 percent, from $13.33 billion in 1995. This growth is primarily the result of an increase in average loans of $1.16 billion, or 13 percent, to $9.95 billion, led by increases in average commercial and real estate loan outstandings of $746 million (13 percent) and $443 million (31 percent), respectively. The growth in average loans is attributable to a growing demand for credit in the U.S. economy, an aggressive marketing effort by the Corporation, and the $340 million of loans purchased from Household. Average portfolio securities increased $662 million, or 19 percent, to $4.24 billion primarily as a result of increased holdings of Federal agency securities amounting to $785 million. Loans and portfolio securities, as a percent of earning assets, were 66.1 percent and 28.2 percent, respectively, compared to 65.9 percent and 26.9 percent, respectively, in 1995. Average Federal funds sold and securities purchased under agreement to resell decreased approximately 35 percent, or $117 million, year to year.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also depend on availability of collateral. A major source of incremental funding during 1996 resulted from the assumption of $2.9 billion in deposit liabilities in connection with the June 1996 purchase of branches owned by Household. In conjunction with that transaction, the Corporation immediately reduced its reliance on certain wholesale funding sources. On average, nearly all major categories of supporting liabilities increased year to year. Short-term borrowings rose $210 million or 7 percent from 1995 levels. Federal funds purchased and securities sold under agreement to repurchase grew $271 million. Domestic interest-bearing deposits increased $1.75 billion, or 37 percent, from one year ago. Average foreign office time deposits totaled $2.1 billion, down 12 percent or $279 million, compared to $2.4 billion in 1995. Noninterest-bearing funds supporting earning assets increased $90 million, and declined from 18 percent to 16 percent year to year as a percentage of average supporting liabilities.

     The Corporation's consolidated net interest margin declined to 3.69 percent from 3.75 percent in the prior year. This decrease reflects the maturity of higher-yielding municipal bond holdings, the relative decrease in noninterest-bearing funds, and spread compression within certain categories of assets and related funding. This was somewhat offset by the lower interest cost of the assumed deposits from Household compared to interest costs on wholesale funds displaced, contributing approximately 23 basis points to the 1996 net interest margin. Additionally, beginning in January 1996, the restatement of certain tax-exempt income to a fully taxable equivalent status includes a State tax adjustment. The effect of this adjustment was to increase net interest margin in 1996 by approximately 7 basis points. Excluding the contribution of the Household transaction, net interest income would have increased $29.0 million or 6 percent year-to-year.

NONINTEREST INCOME

                                                                           INCREASE           INCREASE
                                                                          (DECREASE)         (DECREASE)
                                        YEARS ENDED DECEMBER 31          1996 VS. 1995     1995 VS. 1994
                                    --------------------------------    ---------------    --------------
                                      1996        1995        1994       AMOUNT      %     AMOUNT      %
                                      ----        ----        ----       ------      -     ------      -
                                                           (DOLLARS IN THOUSANDS)
Trust and investment management
  fees...........................   $117,762    $149,979    $148,094    $(32,217)   (21)   $ 1,885      1
Trading account..................      7,992       5,110        (396)      2,882     56      5,506      +
Foreign exchange.................      9,992      14,248      19,769      (4,256)   (30)    (5,521)   (28)
Charge card......................     47,244      41,788      37,402       5,456     13      4,386     12
Service fees and charges.........     82,802      69,333      73,621      13,469     19     (4,288)    (6)
Securities gains.................      8,786      23,379       5,254     (14,593)   (62)    18,125      +
Other............................     54,729      34,436      30,700      20,293     59      3,736     12
                                    --------    --------    --------    --------           -------
     Total noninterest income....   $329,307    $338,273    $314,444    $ (8,966)    (3)   $23,829      8
                                    ========    ========    ========    ========    ===    =======    ===

     Noninterest income for the year was $329.3 million in 1996, down $9.0 million or 3 percent from 1995. Lower trust and investment management fees, securities gains and foreign exchange revenues were partially offset by higher service fees and charges, charge card fees, trading account profits and other income.

     Service fees and charges were $82.8 million in 1996, up $13.5 million or 19 percent over 1995 due to the prior year's higher interest rate environment and customer refunds with respect to FDIC insurance in 1995. Household contributed $5.0 million to 1996 service fees and charges. Charge card fees were $47.2 million in 1996, up $5.5 million or 13 percent from the previous year. Trading account gains, primarily from municipal bond trading, totaled $8.0 million, up $2.9 million from the prior year. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. On January 11, 1996, the Corporation announced the sale of its securities custody and related trustee services business for large institutions to Citibank. Other income, which included incremental revenue from bank owned life insurance, syndication fees, mortgage loan sales and the net gain from the trust sale, increased $20.3 million or 59%.

     Trust and investment management fees were $117.8 million, down $32.2 million or 21 percent from the prior year, due primarily to the sale of the securities custody and related trustee services business for large institutions in January 1996. Excluding the business sold, these fees increased 9 percent. Net gains reported from the sale of debt securities totaled $8.8 million, down $14.6 million or 62 percent from 1995. During the second quarter of 1995, conditions in the U.S. bond market led to significant price rallies, enabling the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available. 1996 market conditions were not as conducive to securities gains. Foreign exchange revenues were $10.0 million, down $4.3 million or 30 percent from 1995. Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit will be shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. This agreement did not have a material impact on the Corporation's 1995 or 1996 net income or financial position.

NONINTEREST EXPENSE

                                                                             INCREASE         INCREASE
                                                                            (DECREASE)       (DECREASE)
                                             YEARS ENDED DECEMBER 31       1996 VS. 1995    1995 VS. 1994
                                          ------------------------------   -------------   ---------------
                                            1996       1995       1994     AMOUNT     %     AMOUNT     %
                                            ----       ----       ----     ------     -     ------     -
                                                               (DOLLARS IN THOUSANDS)
Salaries and other compensation.........  $273,849   $260,539   $246,200   $13,310     5   $ 14,339      6
Pension, profit sharing and other
  employee benefits.....................    53,145     57,763     66,370    (4,618)   (8)    (8,607)   (13)
Net occupancy...........................    47,690     46,099     45,052     1,591     3      1,047      2
Equipment...............................    41,715     42,541     42,284      (826)   (2)       257      1
Marketing...............................    29,342     25,583     24,632     3,759    15        951      4
Communication and delivery..............    20,954     20,251     17,732       703     3      2,519     14
Deposit insurance.......................    18,189      8,124     15,684    10,065   124     (7,560)   (48)
Trust customer charge...................        --         --     51,335        --    --    (51,335)  (100)
Other...................................    90,944     89,853     84,573     1,091     1      5,280      6
                                          --------   --------   --------   -------         --------
                                           575,828    550,753    593,862    25,075     5    (43,109)    (7)
Goodwill and other valuation
  intangibles...........................    18,168      9,350     10,266     8,818    94       (916)    (9)
                                          --------   --------   --------   -------         --------
     Total noninterest expenses.........  $593,996   $560,103   $604,128   $33,893     6   $(44,025)    (7)
                                          ========   ========   ========   =======   ===   ========   ====

     Noninterest expenses totaled $594.0 million, up $33.9 million or 6 percent from 1995. 1996 included operating expenses associated with Household and the related amortization of goodwill and other intangible assets. In addition, the expense for the one-time SAIF assessment levied on deposits assumed from Household, amounting to $16.7 million pre-tax, was recognized in 1996. Excluding all Household-related charges, total noninterest expenses would have decreased $22.2 million or 4 percent from 1995.

     Future charges for insurance assessments on SAIF-insured deposits are expected to be substantially reduced from what they otherwise would have been as a result of the recent legislation. Although the rate for those deposits insured by the Bank Insurance Fund ("BIF") should increase slightly, the combined SAIF and BIF rate applicable to the Corporation's subsidiary banks is expected to decline starting January 1, 1997 compared to the average rate in effect since the Household branch purchase.

     Employment-related expenses totaled $327.0 million, an increase of $8.7 million or 3 percent. Excluding the effect of Household, employment-related expenses would have decreased $2.1 million or 1 percent. Net occupancy expenses totaled $47.7 million, up $1.6 million over the previous year. Net occupancy expenses would have decreased $2.0 million or 4 percent, excluding the effect of Household. Marketing increased $3.8 million over 1995, of which $2.4 is attributable to Household. Other noninterest expenses increased $1.1 million or 1 percent over the previous year. Excluding the impact of Household expenses, other noninterest expenses would have decreased $9.6 million or 11 percent. Amortization of goodwill and other valuation intangibles increased $8.8 million, with virtually the entire increase resulting from the Household transaction.

INCOME TAXES

     The Corporation recorded income tax expense of $65.8 million in 1996, compared to $70.2 million in 1995, primarily due to lower (approximately $9.6 million) pretax earnings. The Corporation's effective tax rate decreased to 31.6 percent in 1996 from 32.2 percent in 1995.

     At December 31, 1996, the Corporation's Federal and Illinois net deferred tax assets were $64.9 million and $13.3 million, respectively. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire Federal and Illinois deferred tax assets.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 1996 also include a $5.4 million asset for the tax effect of unrealized gains or losses associated with marking to market certain securities designated as available-for-sale in accordance with SFAS No. 115.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement supersedes FASB Statements No. 76, Extinguishment of Debt, No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and amends No. 122, Accounting for Mortgage Servicing Rights, No. 65, Accounting for Certain Mortgage Banking Activities, and No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement provides standards based on the application of a financial components approach to transfers and servicing of financial assets and extinguishments of liabilities. The approach is focused on control of assets and liabilities existing after transfers of financial assets whereby an entity recognizes the assets it controls and the liabilities it has incurred and derecognizes the assets it no longer controls and the liabilities it has extinguished. The Statement provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This Statement is effective December 31, 1996 and amends FASB Statement No. 125 by delaying for one year the effective date for the following types of transfers of financial assets: secured borrowings and collateral, repurchase agreements, dollar-rolls and securities lending. The Corporation intends to adopt both Statements in 1997 and does not expect them to have a material effect on the Corporation's financial position or results of operations.

RETURN ON ASSETS AND COMMON STOCKHOLDER'S EQUITY

     Return on assets, measured by net income as a percentage of average total assets, was 0.83 percent in 1996 compared with 0.95 percent in 1995. The current year's return on assets was slightly lower than the average return on assets of
0.84 percent for the five-year period ended December 31, 1996. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. Return on common stockholder's equity is computed by dividing return on assets by this leverage ratio. The ratio of average common stockholder's equity to average total assets was 6.42 percent in 1996 compared to 6.99 percent in 1995. For 1996, the return on common stockholder's equity was
11.55 percent, down from the 13.61 percent achieved in 1995 and slightly lower than the 11.98 percent five-year average return for the period ended December 31, 1996. Comparability of returns on both average assets and common stockholder's equity between 1996 and 1995 was affected by the Household acquisition, including the one-time $10.0 million after-tax SAIF charge. Excluding the Household transaction, 1996 return on assets would have been approximately 0.95 percent and return on common equity would have been approximately 14.77 percent. In 1994, returns on both average assets and common stockholder's equity were adversely affected by a one-time $33.4 million after-tax charge related to HTSB's Securities Lending unit. Excluding this charge, in 1994 return on assets would have been approximately 0.92 percent and return on common equity would have been approximately 13.02 percent.

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                1996         1995         1994
                                                                ----         ----         ----
                                                                     (BASED ON NET INCOME
                                                                      AND DAILY AVERAGES)
Return on assets(1).........................................     0.83%        0.95%        0.68%
Common stockholder's equity as a percentage of total
  assets(1).................................................     6.42         6.99         7.06
Return on common stockholder's equity(1)....................    11.55        13.61         9.70
Dividend payout ratio(2)....................................    44.40       178.04        35.69
Earnings retained as a percentage of common stockholder's
  equity(3).................................................     7.18       (10.62)        6.24
Percentage growth in total average assets...................    10.72         9.13         8.70

-------------------------
(1) Total average assets and average common equity used in these calculations include average gross and net unrealized gains or losses on available-for-sale securities, respectively.

(2) Dividends as a percent of net income. 1996 includes dividends on both common and preferred stock. 1995 ratio includes the impact of a $205 million special dividend as part of a capital restructuring. Excluding the payment of the special dividend, the dividend payout ratio would have been 39.11 percent.

(3) Earnings retained is defined as net income minus dividends. 1995 includes the impact of a $205 million special dividend as part of a capital restructuring. Excluding the payment of the special dividend, earnings retained as a percentage of common stockholder's equity would have been 8.29 percent.

CAPITAL POSITION

     The Corporation's equity capital of $1.52 billion at December 31, 1996, has increased significantly from five years earlier when equity capital amounted to $861 million. In June 1996, equity was infused in connection with the acquisition of branches previously owned by Household. See the Summary of 1996 Compared to 1995 section on page 8 of this Report for additional information. During 1996, Bankcorp declared and paid common and preferred dividends of $48.2 million and $15.0 million, respectively. During 1995 and 1994, common dividends declared and paid amounted to $262.7 million and $34.7 million, respectively. The 1995 dividends included a $205 million special dividend as part of a capital restructuring. For additional information, see the Summary of 1995 Compared to 1994 section on page 9 of this Report. During 1996, the Corporation's equity capital was reduced by $35.2 million representing after-tax unrealized holding losses related to the Corporation's debt and equity securities classified as available-for-sale. During 1995, equity capital was increased by $59.8 million of after-tax unrealized holding gains. Average consolidated equity capital for 1996 was $1.3 billion, compared with the 1995 average of $1.1 billion and the 1994 average of $1.0 billion.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company-only net equity investment in bank and nonbank subsidiaries and other equity investments as a percentage of its equity capital, was 102 percent at December 31, 1996, down slightly from 103 percent at December 31, 1995. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

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

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. At year-end 1996, the portion of the allowance for possible loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.10 percent and 11.40 percent, respectively, at December 31, 1996.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions, including those experiencing or anticipating significant growth, are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The Corporation's Tier 1 leverage ratio was 6.88 percent for fourth quarter 1996 and 6.77 percent for fourth quarter 1995.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC") insured institutions ranging from "well capitalized" to "critically undercapitalized". See Note 15 to Financial Statements on page 70 of this Report. Based on those regulations effective at December 31, 1996, all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 1996, the highest capital category.

     Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that, in the aggregate, they do not exceed a limit of 50 percent of Tier 1 capital. In addition, intangibles from purchased credit card relationships may not exceed a sublimit of 25 percent of Tier 1 capital. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At December 31, 1996, the Corporation's intangible assets totaled $310.7 million, including approximately $292.8 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.79 percent for the fourth quarter of 1996.

     Effective January 17, 1995, the Board issued amendments to its risk-based capital guidelines for state-member banks regarding concentration of credit risk and risks of nontraditional activities. The guidelines now explicitly identify these items, as well as an institution's ability to manage them, as important factors in assessing the institution's overall capital adequacy. The Corporation does not expect this amendment to have a significant effect on its capital adequacy.

     The Board further amended risk-based capital guidelines relating to deferred tax assets. Effective April 1, 1995, deferred tax assets included in Tier 1 capital are limited to the amount of taxable income that an institution expects to realize within one year of its quarter-end report date or 10 percent of Tier 1 capital, whichever is less. Deferred tax assets that can be realized from taxes paid in prior carryback years are generally not limited. This amendment did not have a material impact on the Corporation's risk-based capital ratios.

     Effective December 31, 1994, the Board amended its risk-based capital guidelines to exclude net unrealized holding gains (losses) associated with marking to market securities designated as available-for-sale from Tier 1 capital with the exception of unrealized depreciation of marketable equity securities, which will continue to be deducted from Tier 1 capital. Net unrealized holding gains (losses) excluded for risk-based capital purposes amounted to ($8.1) million and $27.1 million at December 31, 1996 and 1995, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years.

                                                                       DECEMBER 31
                                                      ---------------------------------------------
                                                         1996             1995             1994
                                                         ----             ----             ----
                                                                 (DOLLARS IN THOUSANDS)
Total assets (end of period)........................  $18,228,740      $15,676,201      $15,331,539
                                                      ===========      ===========      ===========
Average assets (fourth quarter).....................  $18,159,800      $16,325,680      $14,668,264
                                                      ===========      ===========      ===========
Risk-based on-balance-sheet assets..................  $11,975,359      $10,336,569      $ 9,078,759
                                                      ===========      ===========      ===========
Risk-based off-balance-sheet assets.................  $ 3,508,486      $ 3,203,701      $ 2,580,005
                                                      ===========      ===========      ===========
     Total risk-based assets, net of deductions
       (based on regulatory accounting
       principles)..................................  $15,191,093      $13,540,270      $11,658,764
                                                      ===========      ===========      ===========
Tier 1 capital......................................  $ 1,230,628      $ 1,100,899      $ 1,033,481
                                                      ===========      ===========      ===========
Supplementary capital...............................  $   501,497      $   492,911      $   423,254
                                                      ===========      ===========      ===========
     Total capital, net of deductions (based on
       regulatory accounting principles)............  $ 1,731,448      $ 1,593,810      $ 1,456,735
                                                      ===========      ===========      ===========
Tier 1 leverage ratio...............................         6.88%            6.77%            7.03%
Risk-based capital ratios:
     Tier 1.........................................         8.10%            8.14%            8.86%
     Total..........................................        11.40%           11.79%           12.49%

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

     The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer credit demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. The Corporation maintains a liquidity risk policy within its comprehensive risk management framework and manages and monitors liquidity risk within the parameters of this policy.

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 34 percent of the Corporation's total assets and amounted to $6.29 billion at December 31, 1996 compared to liquid assets of $5.65 billion or approximately 36 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 1996, $350 million of short-term notes were outstanding with original maturities of 365 days and interest rates ranging from 5.50 to 6.04 percent. As of December 31, 1995, $478 million of short-term notes were outstanding with original maturities and interest rates ranging from 29 to 180 days and 5.50 to 5.79 percent, respectively.

     In connection with the acquisition of branches previously owned by Household, as discussed earlier in this Report, HTSB assumed deposits totaling approximately $2.9 billion. In addition, HTSB acquired loans amounting to $340 million, along with real property and certain other miscellaneous assets. HTSB received cash from Household at closing of $2.24 billion. Capital of $325 million was contributed to HTSB, and HTSB issued $15 million in additional subordinated debt. The incremental cash available from all of these sources of approximately $2.6 billion was used by HTSB to liquidate more-expensive sources of wholesale funding.

     Primarily as a result of the Household acquisition, there were significant changes in the composition of liabilities from December 31, 1995 to December 31, 1996. Total core deposits increased from $7.3 billion or 53% of total non-equity funding at December 31, 1995 to $11.3 billion or 70% of total non-equity funding at December 31, 1996. Total wholesale deposits and short-term borrowings decreased from $6.4 billion or 47% of total non-equity funding at December 31, 1995 to $4.8 billion or 30% of total non-equity funding at December 31, 1996.

     The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts, increased to $8.69 billion from $6.92 billion a year ago. Core deposits represented 57.7 percent of average supporting liabilities in 1996 up from 51.9 percent in 1995. Average deposits and core deposits as a percentage of average supporting liabilities were significantly impacted by the Household transaction. Average money market liabilities increased 7 percent to $3.22 billion from $3.01 billion for 1995, primarily as a result of increases in Federal funds borrowed and securities sold under repurchase agreements. Average money market assets decreased $106.0 million or 11.8 percent from 1995. These assets represented 5 percent of average earning assets in 1996 compared to 7 percent one year ago.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 18, 1999. There were no borrowings under this credit facility in 1996 or 1995.

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

                                                                    DECEMBER 31, 1996
                                 ----------------------------------------------------------------------------------------
                                                        REPRICING PERIOD
                                 ---------------------------------------------------------------   NONREPRICING
                                 1-31 DAYS   32-90 DAYS   91-365 DAYS   1-5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                                 ---------   ----------   -----------   ---------   ------------   ------------    -----
                                                                      (IN MILLIONS)
ASSETS
  Loans........................   $ 6,389      $1,230       $  919       $1,478        $  480        $   249      $10,745
  Portfolio and trading account
     securities................       684         307          615        1,369         1,117              4        4,096
  Interest-bearing deposits at
     banks.....................       161         386          111           --            --             --          658
  Federal funds sold and
     securities purchased under
     agreement to resell.......       295          --           --           --            --             --          295
  Other assets.................        --          --           --           --            --          2,435        2,435
                                  -------      ------       ------       ------        ------        -------      -------
Total assets...................     7,529       1,923        1,645        2,847         1,597          2,688      $18,229
                                  -------      ------       ------       ------        ------        -------      =======
LIABILITIES AND STOCKHOLDER'S
  EQUITY
  Time deposits................     2,034         737        1,609          734            18             --      $ 5,132
  Savings and interest checking
     deposits..................     4,180          --           --           --            --             --        4,180
  Noninterest-bearing
     deposits..................        --          --           --           --            --          3,678        3,678
                                  -------      ------       ------       ------        ------        -------      -------
Total deposits.................     6,214         737        1,609          734            18          3,678       12,990
  Federal funds purchased and
     securities sold under
     agreement to repurchase...     1,959           7           15            2            --             --        1,983
  Other interest-bearing
     liabilities...............       669         164          200           99           280             --        1,412
  Other noninterest-bearing
     liabilities...............        --          --           --           --            --            329          329
  Stockholder's equity.........        --          --           --           --            --          1,515        1,515
                                  -------      ------       ------       ------        ------        -------      -------
Total liabilities and
  stockholder's equity.........     8,842         908        1,824          835           298          5,522      $18,229
                                  -------      ------       ------       ------        ------        -------      =======
  Interest sensitivity gap
     before net interest rate
     swaps, derivative products
     and forward commitments...    (1,313)      1,015         (179)       2,012         1,299         (2,834)
Net interest rate swaps........        --        (185)         185           --            --             --
Derivative products and forward
  commitments..................        49           9           --           --           (58)            --
                                  -------      ------       ------       ------        ------        -------
  Interest sensitivity gap.....   $(1,264)     $  839       $    6       $2,012        $1,241        $(2,834)
                                  =======      ======       ======       ======        ======        =======
  Cumulative gap...............                $ (425)      $ (419)      $1,593        $2,834
                                               ======       ======       ======        ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 1996. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 1996, the Corporation had a cumulative negative one-year interest rate gap of $419 million. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

     In addition to gap measurements, the Corporation uses simulation modeling to measure earnings risk and valuation risk, defined as risk to net equity valuation, as a result of various interest rate scenarios and balance sheet structures. Shifts in the yield curve and changes in the shape of the yield curve are among the variables considered. Limits are established for valuation risk at the individual bank and consolidated levels, and actual exposure is monitored to ensure that these limits are not exceeded. Given a static balance sheet at December 31, 1996, for an immediate 100 basis point upward movement in interest rates, net interest income would increase by approximately $9 million over the next year compared to what it would otherwise have been, and the change in the value of all gap positions, contractual and non-contractual, would be $81 million lower. Conversely, a decline in rates would have approximately the same absolute impact but in the opposite direction.

     Management believes that the Corporation is well positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

CASH FLOWS

     Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statement of Cash Flows can be found on page 45 of this Report. This financial statement is based on period-end balances and does not reflect average investment or financing levels.

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

     The Corporation's Consolidated Statement of Cash Flows divides its activities into three main categories: operating, investing and financing. Operating activities consist of those activities not categorized as investing or financing and generally include cash revenues and expenses associated with providing services to customers. Investing cash flows are defined as those arising from the acquisition or disposal of loans, portfolio securities, money market assets, subsidiaries, and fixed assets. Financing cash flows include deposits, both infusions from and dividend payments to the stockholder, along with borrowings and principal repayments to bondholders or other creditors.

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and trading assets be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's cash flows generated from operations. Core operating cash flows, consisting of net income before provision for loan losses and depreciation and amortization, increased by $16.9 million. Year-end trading account assets increased $12 million year to year, while loans held for sale (primarily residential mortgages) increased $64 million.

     In 1996, the Corporation's investing activities provided a total of $342 million in net cash, reflecting cash received from Household at closing of $2.24 billion. Loans, the primary use of new funds, increased $870 million. Interest-bearing deposits at banks increased $201 million, Federal funds sold and securities purchased under agreement to resell increased $115 million, and portfolio securities increased $645 million in 1996.

     In 1996, the Corporation's financing activities included accepting customer deposits, purchasing Federal funds and issuing long-term notes, short-term senior notes and preferred stock. Financing activities utilized $781 million of net cash available to the Corporation in 1996. Deposits (excluding Household deposits assumed) decreased $130 million and net short-term senior notes of $128 million were repaid. In connection with the Household transaction, $45 million of preferred stock was issued and a contribution to capital surplus of $280 million was received. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

     Since 1993, the Corporation has had one significant noncash transaction. On December 29, 1995, all held-to-maturity securities were reclassified to available-for-sale. See Portfolio Securities section below for further information. Non-cash portions of this transaction were excluded from the Corporation's Consolidated Statement of Cash Flows.

SELECTED LOAN MATURITY SPREAD

Variable rate loans, excluding consumer loans, accounted for 56 percent of total loans in 1996 compared to 55 percent in 1995. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $961 million. Of these loans, $792 million or 83 percent are due within five years. Overall, the average FTE yield on total loans decreased to 8.43 percent in 1996 from 8.89 percent in 1995. The Corporation's average prime rate in 1996 was 8.27 percent compared to 8.83 percent in 1995.

Type of Loan, by Maturity*

                                                                     DECEMBER 31, 1996
                                                     -------------------------------------------------
                                                       WITHIN      1 THROUGH      OVER
                                                       1 YEAR       5 YEARS     5 YEARS       TOTAL
                                                       ------      ---------    -------       -----
                                                                      (IN THOUSANDS)
Commercial, financial and agricultural...........    $5,570,370     $751,906    $161,973    $6,484,249
Real estate construction.........................       140,111       39,879       6,922       186,912
Foreign..........................................       141,520           --          --       141,520
                                                     ----------     --------    --------    ----------
                                                     $5,852,001     $791,785    $168,895    $6,812,681
                                                     ==========     ========    ========    ==========
Loans with:
  Predetermined interest rates...................    $  480,241     $193,064    $ 74,695    $  748,000
  Floating interest rates........................     5,371,760      598,721      94,200     6,064,681
                                                     ----------     --------    --------    ----------
                                                     $5,852,001     $791,785    $168,895    $6,812,681
                                                     ==========     ========    ========    ==========

-------------------------
*Excludes installment loans to individuals, real estate mortgages and lease financing.

PORTFOLIO SECURITIES

     Debt and marketable equity securities are classified into three categories. Trading account securities include those securities purchased for sale in the near term. The remaining securities have been segregated into "held-to-maturity" and "available-for-sale" categories. Held-to-maturity securities include those debt securities where a company has both the ability and positive intent to hold to maturity. All other securities are classified as available-for-sale, even if the company has no current intent to dispose of them. Held-to-maturity securities are carried at amortized historical cost while available-for-sale securities are carried at fair value, with net unrealized gains and losses (after-tax) reported as a separate component of equity.

     Throughout this Report, the term "portfolio securities" encompasses both the held-to-maturity and available-for-sale categories. At December 31, 1996, available-for-sale securities included $13.5 million of fair value below amortized cost and stockholder's equity included $8.1 million of unrealized (after tax effect) holding losses. At December 31, 1995, available-for-sale securities included $44.9 million of fair value above amortized cost, and stockholder's equity included $27.1 million of unrealized (after tax effect) holding gains.

     Portfolio securities averaged $4.22 billion in 1996. On an FTE basis, interest income from portfolio securities increased $35.4 million to $276.1 million. The overall FTE yield on the Corporation's portfolio securities averaged 6.50 percent during 1996. Yields on the portion of average portfolio securities classified as available-for-sale are based on amortized cost.

                                                               YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------------------
                                                 1996                   1995                   1994
                                          -------------------    -------------------    -------------------
                                            AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD
                                            ------      -----      ------      -----      ------      -----
                                                          (FULLY TAXABLE EQUIVALENT YIELDS)
                                                (DAILY BALANCE SHEET AVERAGES, DOLLARS IN THOUSANDS)

U.S. Treasury.........................    $1,585,333    6.37%    $1,536,686     6.10%   $1,620,059    6.04%
Federal agency........................     2,271,859    6.26      1,504,096     6.31       962,144     4.69
State and municipal...................       311,202    9.22        379,337    11.27       479,432    12.09
Other.................................        50,785    5.43        153,833     5.74       171,226     4.85
                                          ----------             ----------             ----------
  Total portfolio securities..........    $4,219,179    6.50%    $3,573,952     6.72%   $3,232,861     6.47%
                                          ==========    ====     ==========    =====    ==========    =====


     The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 1996, the Corporation purchased $8.74 billion of available-for-sale securities, sold $1.46 billion of available-for-sale securities and had $6.63 billion of available-for-sale securities mature. During 1995, the Corporation purchased $7.09 billion of available-for-sale securities and $445 million of held-to-maturity securities, sold $2.03 billion of available-for-sale securities and had $5.22 billion of available-for-sale securities and $714 million of held-to-maturity securities mature. The aforementioned sales of securities generated a pretax net gain of $8.8 million during 1996 compared to a net gain of $23.4 million during 1995 and a net gain of $5.3 million in 1994. $16.8 million of net gain was realized in the second quarter of 1995 when conditions in the U.S. bond market led to significant price rallies. These events enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available. On an after-tax basis, the Corporation recorded a net gain from securities sales of $5.4 million in 1996 compared to $14.3 million in 1995 and $3.2 million in 1994. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

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

     Unrealized holding losses for available-for-sale securities, as of December 31, 1996, amounted to $13.5 million compared to unrealized holding gains of $44.9 million as of December 31, 1995. The change in unrealized gains and losses of $58.4 million was due to losses in market value as a result of increases in interest rates at year-end 1996 versus 1995 and a change in the mix of the portfolio.

Carrying Value

                                                                    DECEMBER 31
                                         -----------------------------------------------------------------
                                                1996                   1995                   1994
                                         -------------------    -------------------    -------------------
                                           AMOUNT        %        AMOUNT        %        AMOUNT        %
                                           ------        -        ------        -        ------        -
                                                              (DOLLARS IN THOUSANDS)
Held-to-Maturity
  U.S. Treasury......................    $       --       --    $       --       --    $  536,480     14.5
  Federal agency.....................            --       --            --       --        68,278      1.9
  State and municipal................            --       --            --       --       466,965     12.6
  Other..............................            --       --            --       --        35,936      1.0
                                                                                       ----------    -----
     Total held-to-maturity..........            --       --            --       --     1,107,659     30.0
                                                                                       ----------    -----
Available-for-Sale
  U.S. Treasury......................     1,282,218     32.2     1,205,167     35.6     1,443,169     39.1
  Federal agency.....................     2,357,726     59.2     1,740,578     51.3     1,038,460     28.2
  State and municipal................       312,843      7.8       308,805      9.1        11,917      0.3
  Other..............................        32,396      0.8       135,417      4.0        87,747      2.4
                                         ----------    -----    ----------    -----    ----------    -----
     Total available-for-sale........     3,985,183    100.0     3,389,967    100.0     2,581,293     70.0
                                         ----------    -----    ----------    -----    ----------    -----
Total portfolio securities...........    $3,985,183    100.0    $3,389,967    100.0    $3,688,952    100.0
                                         ==========    =====    ==========    =====    ==========    =====

     At year-end 1996, the weighted average maturity of the Corporation's portfolio securities was 3 years and 8 months, an increase of 5 months from the average maturity at the end of 1995. The maturity distribution of the investment portfolio at December 31, 1996, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 1996. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                     DECEMBER 31
                         ----------------------------------------------------------------------------------------------------
                                                                                STATE, MUNICIPAL
                             U.S. TREASURY             FEDERAL AGENCY               AND OTHER                   TOTAL
                         ---------------------      ---------------------      -------------------      ---------------------
                                      WEIGHTED                   WEIGHTED                 WEIGHTED                   WEIGHTED
                                      AVERAGE                    AVERAGE                  AVERAGE                    AVERAGE
                           AMOUNT      YIELD          AMOUNT      YIELD         AMOUNT     YIELD          AMOUNT      YIELD
                           ------     --------        ------     --------       ------    --------        ------     --------
                                               (FULLY TAXABLE EQUIVALENT YIELDS, DOLLARS IN THOUSANDS)
Available-for-Sale
  Within 1 year........  $  243,978     6.02%       $1,094,461     5.54%       $ 25,528     7.70%       $1,363,967     5.66%
  1 to 5 years.........     612,945     6.11           534,159     6.38         181,366     9.01         1,328,470     6.61
  5 to 10 years........     438,363     5.79           739,631     6.88          77,633     7.86         1,255,627     6.56
  Over 10 years........          --       --             1,000     7.50          21,256     8.93            22,256     8.87
  No stated maturity...          --       --                --       --          28,346     4.87            28,346     4.87
                         ----------                 ----------                 --------                 ----------
  1996 Total...........  $1,295,286     5.98%       $2,369,251     6.15%       $334,129     8.29%       $3,998,666     6.27%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
  1995 Total...........  $1,189,605     6.29%       $1,726,694     6.42%       $428,810     8.48%       $3,345,109     6.64%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
1996 Average
  maturity.............       4 years 2 months           3 years 4 months        3 years 11 months           3 years 8 months
1995 Average
  maturity.............       1 year 11 months           4 years 3 months         2 years 9 months           3 years 3 months

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 1996, there were no portfolio securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 1996.

DEPOSITS

     Total deposits in 1996 averaged $11.52 billion, up $1.49 billion or 15 percent from 1995. The Corporation's average core deposits, consisting of demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, and savings certificates grew $1.77 billion or 26 percent to $8.69 billion. The deposits assumed as a result of the June 1996 acquisition of branches owned by Household accounted for $1.51 billion or 85 percent of the growth in average core deposits. Savings certificates experienced the largest growth, up $926 million or 59 percent over 1995 levels, followed by money market accounts which increased by $396 million or 38 percent to $1.43 billion. Passbook and statement savings accounts and interest checking deposits also grew by $259 million or 29 percent and by $186 million or 30 percent over 1995 levels, respectively. Demand deposits totaling $2.81 billion remained at relatively the same level as 1995. Deposits in foreign offices decreased by $275 million or 11 percent to $2.16 billion. Other time deposits reflected a minimal decrease of $7 million or 1 percent from 1995. Daily averages and year-to-year comparisons are summarized below.

                                 YEARS ENDED DECEMBER 31            1996 VS. 1995      1995 VS. 1994
                          --------------------------------------   ----------------   ----------------
                             1996          1995          1994        AMOUNT      %      AMOUNT      %
                             ----          ----          ----        ------      -      ------      -
                                             (DAILY AVERAGES, DOLLARS IN THOUSANDS)
Demand deposits.........  $ 2,812,007   $ 2,808,747   $2,859,643   $    3,260    --   ($  50,896)   (2)
Interest checking
  deposits..............      815,853       629,448      663,598      186,405    30      (34,150)   (5)
Money market accounts...    1,434,293     1,037,963    1,170,181      396,330    38     (132,218)  (11)
Passbook and statement
  savings accounts......    1,134,912       876,412      882,507      258,500    29       (6,095)   (1)
Savings certificates....    2,491,855     1,565,689    1,306,542      926,166    59      259,147    20
Other time deposits.....      674,985       682,320      722,373       (7,335)   (1)     (40,053)   (6)
Deposits in foreign
  offices...............    2,159,909     2,435,124    2,110,342     (275,215)  (11)     324,782    15
                          -----------   -----------   ----------   ----------         ----------
  Total deposits........  $11,523,814   $10,035,703   $9,715,186   $1,488,111    15   $  320,517     3
                          ===========   ===========   ==========   ==========   ===   ==========   ===

     Interest expense on deposits increased by $40 million or 11 percent in 1996 primarily due to higher average deposit balances. Interest expense on domestic deposits rose 32 percent from 1995, while interest on foreign office deposits decreased by 20 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below.

Average Interest Rates Paid

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
Interest checking deposits..................................    1.87%      2.24%      1.99%
Money market accounts.......................................    3.91       3.87       2.88
Passbook and statement savings accounts.....................    3.29       3.71       2.90
Savings certificates........................................    5.64       5.69       4.37
Other interest-bearing time deposits........................    5.42       5.91       4.41
Time deposits in foreign offices............................    5.37       5.97       4.33
  Total interest-bearing deposits...........................    4.61%      5.00%      3.68%
                                                                ====       ====       ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $914 million at December 31, 1996. Total 1996 interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $70.1 million. Virtually all time deposits in foreign offices were in denominations of $100,000 or more.

     The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:

Domestic Office Certificates of Deposit

                                                                 DECEMBER 31
                                                                    1996
                                                                 -----------
                                                                (IN MILLIONS)
Maturities:
3 months or less............................................        $402
3 to 6 months...............................................         250
6 to 12 months..............................................         139
Over 12 months..............................................         123
                                                                    ----
  Total.....................................................        $914
                                                                    ====

MONEY MARKET ASSETS AND LIABILITIES

     The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, decreased 11.8 percent to $791 million in 1996 from $897 million in 1995. The average yield on money market assets decreased from 6.46 percent in 1995 to 5.50 percent in 1996. Interest income earned on these assets decreased 27 percent to $42.4 million in 1996. At December 31, 1996, interest-bearing deposits at banks and Federal funds sold totaled $658 million and $295 million, respectively, compared to $458 million and $100 million at year-end 1995. Reverse repurchase agreements totaled $79 million at December 31, 1995. There were no reverse repurchase agreements outstanding at December 31, 1996. The increase in money market assets was primarily the result of investing increases in funds available at the end of 1996.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, senior notes and other short-term borrowings, represent a managed source of funds for the Corporation. During 1996, money market liabilities averaged $3.61 billion, an increase of 3 percent from 1995, when money market liabilities averaged $3.52 billion. The average rate paid on these borrowings decreased from 5.68 percent in 1995 to
5.07 percent in 1996, reflecting generally lower short-term interest rates experienced by the market during 1996. At December 31, 1996, repurchase agreements totaled $1.42 billion compared to $1.18 billion at year-end 1995. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 1996, 1995 and 1994:

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

                                                            1996            1995            1994
                                                            ----            ----            ----
                                                                   (DOLLARS IN THOUSANDS)
Amount outstanding at end of year......................  $1,983,047      $1,896,817      $2,632,167
Average interest rate of outstanding borrowings at end
  of year..............................................        6.64%           5.14%           5.03%
Highest amount outstanding as of any month-end during
  the year.............................................  $3,116,382      $2,894,321      $2,632,167
Daily average amount outstanding during the year.......  $2,524,176      $2,253,142      $1,924,373
Daily average annualized rate of interest..............        5.00%           5.65%           4.13%

     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 1996, 1995 and 1994:

Short-Term Borrowings

                                                                1996          1995          1994
                                                                ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $347,690      $843,049      $670,362
Average interest rate of outstanding borrowings at end of
  year......................................................      5.27%         5.77%         5.56%
Highest amount outstanding as of any month-end during the
  year......................................................  $858,381      $843,049      $670,362
Daily average amount outstanding during the year............  $421,200      $488,042      $435,129
Daily average annualized rate of interest...................      4.88%         5.44%         4.02%

     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 1996, 1995 and 1994:

Commercial Paper

                                                                1996          1995          1994
                                                                ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $334,653      $292,022      $306,737
Average interest rate of outstanding commercial paper at end
  of year...................................................      5.06%         5.32%         5.08%
Highest amount outstanding as of any month-end during the
  year......................................................  $334,653      $295,629      $306,737
Daily average amount outstanding during the year............  $275,194      $269,569      $295,388
Daily average annualized rate of interest...................      5.08%         5.58%         3.89%

     Senior notes are short- and medium-term notes issued to institutional investors from time-to-time. During 1996 and 1995, only short-term notes were outstanding. There were no outstandings under this program in 1994. The following amounts and rates applied during 1996 and 1995:

Senior notes

                                                              1996           1995           1994
                                                              ----           ----           ----
                                                                    (DOLLARS IN THOUSANDS)
Amount outstanding at end of year.........................  $350,000      $  478,000      $     --
Average interest rate of outstanding senior notes at end
  of year.................................................      5.61%           5.65%           --%
Highest amount outstanding as of any month-end during the
  year....................................................  $589,000      $1,054,245      $     --
Daily average amount outstanding during the year..........  $392,283      $  512,205      $     --
Daily average annualized rate of interest.................      5.72%           6.08%           --%

                                     LOANS

SUMMARY

     In 1996, significant year-to-year loan growth occurred among the following loan categories: manufacturing and processing, public and private service industries, other financial institutions and mortgages secured by residential property.

Distribution of Loans by Type of Borrower

                                                                   DECEMBER 31
                                              -----------------------------------------------------
                                                1996        1995       1994       1993       1992
                                                ----        ----       ----       ----       ----
                                                                  (IN MILLIONS)
Domestic Loans:
  Manufacturing and processing..............  $ 1,817.0   $1,437.7   $1,065.5   $  972.9   $  983.0
  Public and private service industries.....    2,073.0    1,968.4    1,738.7    1,593.7    1,511.0
  Mining (including oil and gas)............       24.8       27.8        8.0       25.2       41.1
  Farmers...................................      148.3       35.5       35.3       28.0       18.8
  Individuals (single payment)..............      402.0      344.5      394.3      371.1      488.2
  Loans to purchase and carry securities....       41.4       76.4       62.7       92.5      115.1
  State and political subdivisions,
     including industrial revenue bonds.....       18.3       28.5       37.5       53.8       77.2
  Other commercial..........................      583.0      607.5      568.4      606.8      513.2
                                              ---------   --------   --------   --------   --------
     Total Commercial.......................    5,107.8    4,526.3    3,910.4    3,744.0    3,747.6
                                              ---------   --------   --------   --------   --------
Finance companies...........................      233.7      215.4      207.3      188.7      128.3
Commercial banks............................      111.9       15.8       14.7        7.8        7.6
Investment companies........................       74.7       77.4       66.8       64.5       64.3
Mortgage companies..........................        3.4        5.1        4.6       14.3        6.6
Other financial institutions................      505.3      393.1      247.8      245.3      144.9
                                              ---------   --------   --------   --------   --------
     Total Financial Institutions...........      929.0      706.8      541.2      520.6      351.7
                                              ---------   --------   --------   --------   --------
     Total Brokers and Dealers..............      447.4      331.4      392.5      448.8      345.8
                                              ---------   --------   --------   --------   --------
  Construction..............................      186.9      195.7      175.5      197.6      193.5
  Mortgages secured by residential
     property...............................    1,947.6    1,511.8    1,252.9    1,185.2    1,027.6
  Mortgages secured by commercial
     property...............................      436.1      485.0      374.6      378.3      351.3
                                              ---------   --------   --------   --------   --------
     Total Real Estate......................    2,570.6    2,192.5    1,803.0    1,761.1    1,572.4
                                              ---------   --------   --------   --------   --------
Charge card.................................    1,041.9    1,095.8      898.3      708.2      638.4
Other installment...........................      484.1      478.4      436.8      312.0      306.7
                                              ---------   --------   --------   --------   --------
     Total Installment (to individuals).....    1,526.0    1,574.2    1,335.1    1,020.2      945.1
                                              ---------   --------   --------   --------   --------
     Total Lease Financing..................       29.9         --         --         --        1.9
                                              ---------   --------   --------   --------   --------
     Total Domestic Loans...................   10,610.7    9,331.2    7,982.2    7,494.7    6,964.5
                                              ---------   --------   --------   --------   --------
Foreign Loans:
  Governments and official institutions.....        1.0        1.0        1.0        1.0        1.0
  Banks and other financial institutions....      137.6      160.8      250.6      221.6      131.9
  Other, primarily commercial and
     industrial.............................        3.0       40.9       16.2        8.1        5.4
                                              ---------   --------   --------   --------   --------
     Total Foreign Loans....................      141.6      202.7      267.8      230.7      138.3
                                              ---------   --------   --------   --------   --------
Less unearned income........................        7.6       16.1       20.7       21.4       19.9
                                              ---------   --------   --------   --------   --------
  Loans, net of unearned income.............  $10,744.7   $9,517.8   $8,229.3   $7,704.0   $7,082.9
                                              =========   ========   ========   ========   ========

     Average loans increased by 13 percent during 1996 compared to 1995. Daily average loans over the last five years were as follows:

                                                        YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                        ----         ----         ----         ----         ----
                                                     (DAILY AVERAGES IN THOUSANDS)
Commercial, financial and
  agricultural.....................  $6,462,497   $5,716,282   $5,107,563   $4,762,573   $5,050,436
Real estate construction...........     178,338      164,575      185,101      193,104      198,759
Real estate mortgages..............   1,686,435    1,257,370    1,062,828      998,256      959,411
Installment........................     451,430      503,073      418,166      318,405      306,786
Charge card........................     965,043      971,565      740,088      613,931      619,721
Foreign............................     214,767      190,816      180,830      178,215      178,541
Lease financing....................       1,986           --           10          798        2,678
                                     ----------   ----------   ----------   ----------   ----------
     Total loans...................   9,960,496    8,803,681    7,694,586    7,065,282    7,316,332
Less unearned income...............      12,670       18,110       22,011       20,474       22,206
                                     ----------   ----------   ----------   ----------   ----------
Loans, net of unearned income......  $9,947,826   $8,785,571   $7,672,575   $7,044,808   $7,294,126
                                     ==========   ==========   ==========   ==========   ==========

     Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall exposure. When lending to specialized industries such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $7.19 billion and $3.55 billion, respectively, of total loans at 1996 year-end.

                                RISK MANAGEMENT

SUMMARY

     In a commercial banking environment, corporate personnel must identify, quantify, monitor, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management framework which continued to be enhanced during 1996, the Corporation: 1) Maintains a clear philosophy, approach and accountabilities towards risk taking activities in well-documented policies, directives and procedures. 2) Fosters an environment where risks incurred are commensurate with an individual's qualifications, skills and expertise. 3) Implements risk measures and limits to contain, diversify, or otherwise mitigate certain risks the Corporation faces. 4) Continuously enhances information flows and reporting to monitor exposures and ensure timely responses to any change in risk profiles. The risk management framework helps to ensure the Corporation employs its capital efficiently and achieves returns commensurate with the risk undertaken.

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

     The Corporation applies a comprehensive risk assessment framework to monitor these risks by line of business, customer and product line. The roles and relationships of the Corporation's management committees and the Board of Directors' oversight committees are well defined and ensure comprehensive risk management and oversight. The Risk Management and Fiduciary Risk Management Committees are manned by senior managers from various business units of the Corporation who bring specialized expertise to bear on risk management issues. Through this risk management structure, the Corporation evaluates risks, establishes formal policies, sets risk/return parameters and reviews performance versus objectives. Management believes that effective policies, procedures, monitoring and review systems are in place to determine that risk is thoroughly and effectively analyzed, risk is well diversified, any exceptions are dealt with in a timely manner and compensation for risk is appropriately established and meets return objectives.

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this concentration risk is mitigated by a number of factors (see Note 10 to Financial Statements on page 63 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business. With the national unemployment rate for the 1996 fourth quarter at 5.0 percent and projected to increase to 5.3 percent in 1997, the unemployment rate in the various states of the Midwestern region is also expected to be equal to, or lower than, the national rate.

     The level of credit risk inherent in the Corporation's earning assets is evidenced, in part, by nonperforming assets consisting of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to other earning assets. Assets received in satisfaction of debt are recorded by the Corporation at lower of cost or fair value less estimated sales costs. Losses of principal on nonperforming assets are charged off when, in management's opinion, the amounts are uncollectible. Interest on nonaccrual loans is recognized as income only at the time cash is received, although such interest may be applied to reduce a loan's carrying value if the collectibility of principal is in doubt. Information is reported monthly to the Board of Directors regarding nonperforming loans and other nonperforming assets owned, primarily real estate. During the first quarter of 1995, the Corporation adopted SFAS No. 114 -- Accounting by Creditors for Impairment of a Loan and SFAS No. 118 -- Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. For additional information see Notes 1 and 4 to Financial Statements on pages 46 and 52 of this Report.

     Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Consumer loans and charge card receivables are charged off when 180 days past due. Accrued interest on charge card loans is reversed against interest income when principal is charged-off. Consumer loans and charge card loans are not normally placed on nonaccrual status. The purpose of this policy is to avoid excessive administrative costs for relatively insignificant balances.

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

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

     Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were 0.29 percent of total loans at December 31, 1996, compared with 0.58 percent at year-end 1995. All nonperforming loans are domestic.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $6.5 million in 1996 compared to $2.9 million a year ago.

                                                                      DECEMBER 31
                                                 -----------------------------------------------------
                                                  1996       1995       1994        1993        1992
                                                  ----       ----       ----        ----        ----
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans.............................    $28,153    $50,503    $83,803    $ 91,131    $136,340
Restructured loans...........................      1,512      2,059      2,889       3,262          --
                                                 -------    -------    -------    --------    --------
Total nonperforming loans....................     29,665     52,562     86,692      94,393     136,340
Other assets received in satisfaction of
  debt.......................................      1,562      2,470      8,071      19,000      18,086
                                                 -------    -------    -------    --------    --------
  Total nonperforming assets.................    $31,227    $55,032    $94,763    $113,393    $154,426
                                                 =======    =======    =======    ========    ========
90-day past due loans, still accruing
  interest (all domestic)....................    $46,369    $28,302    $31,071    $ 33,491    $ 37,483
                                                 =======    =======    =======    ========    ========
Gross amount of interest that would have been
  recorded if all year-end nonperforming
  loans had been accruing interest at their
  original terms.............................    $ 3,134    $ 4,500    $ 5,278    $  6,292    $ 10,135
Interest income actually recognized..........         76      1,572      1,348       2,569       4,164
                                                 -------    -------    -------    --------    --------
Interest shortfall, before consideration of
  any income tax effect......................    $ 3,058    $ 2,928    $ 3,930    $  3,723    $  5,971
                                                 =======    =======    =======    ========    ========
Nonperforming loans to total loans at
  year-end...................................       0.28%      0.55%      1.05%       1.23%       1.92%
Nonperforming assets to total loans at
  year-end...................................       0.29%      0.58%      1.15%       1.47%       2.18%
                                                    ====       ====       ====        ====        ====

LOAN CONCENTRATIONS

     Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total residential mortgage loans, at December 31, 1996 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $5.11 billion, or 48 percent of total outstandings at year-end 1996. Most of these credits were extended to manufacturing and service-related companies. Outstandings to machinery industries represented 23 percent of all manufacturing loans and 4 percent of total consolidated loans. The largest concentration within service-related industries was consumer wholesalers, which accounted for 33 percent of all service-related credits and 6 percent of total loans.

     Foreign loans totaled $142 million at year-end 1996, accounting for 1 percent of the Corporation's total outstandings. Further details on the Corporation's foreign loans can be found in the Foreign Outstandings section on page 33 of this Report.

     Real estate loans, including residential mortgages, totaled $2.57 billion at December 31, 1996, or 24 percent of total outstandings. Mortgage loans collateralized by residential property totaled $1.95 billion, or 18 percent of loans. Commercial real estate mortgages and construction loans total $623 million at the end of 1996. Further details on the Corporation's commercial real estate outstandings can be found on page 33 of this Report.

FOREIGN OUTSTANDINGS

     Foreign outstandings consist of loans, acceptances, interest-bearing deposits with other financial institutions and other interest-bearing investments and monetary assets. At December 31, 1996, substantially all foreign outstandings represented U.S. dollar claims. Foreign outstandings of certain countries are net of: a) written guarantees by domestic or other non-local third parties or b) the value of tangible, liquid collateral deemed realizable by the Corporation. A significant portion of the Corporation's foreign outstandings are placed with major financial institutions and governments and their agencies. The Corporation continually monitors its risk related to foreign outstandings and imposes internal limits on its foreign exposure.

     Information provided in the table on foreign outstandings is presented in accordance with guidelines of the Securities and Exchange Commission and is not intended to be indicative of prudent lending levels.

                                                                          BANKS AND       OTHER, PRIMARILY
                                                                       OTHER FINANCIAL     COMMERCIAL AND
                                                            TOTAL       INSTITUTIONS         INDUSTRIAL
                                                            -----      ---------------    ----------------
                                                                           (IN THOUSANDS)
1996
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     Japan.............................................    $209,714       $209,642             $   72
1995
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     Japan.............................................    $253,987       $246,000             $7,987
1994
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     Japan.............................................    $268,617       $268,588             $   29

     At December 31, 1996, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets.

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

     As of December 31, 1996, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $623 million which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $1.9 million were classified as nonperforming assets representing less than 1% of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 1996 or 1995. Other real estate owned and other assets received in satisfaction of debt were $1.6 million at December 31, 1996, compared to $2.5 million at December 31, 1995, and comprised approximately 5% of total nonperforming assets. Management does not currently anticipate the need to increase its allowance for possible credit losses to reflect potential charge-offs in its commercial real estate loan portfolio.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The provision for loan losses is based upon management's estimate of potential loan losses and its evaluation of the adequacy of the allowance for possible loan losses. Factors which influence management's judgment in estimating loan losses and the adequacy of the allowance include the impact of anticipated general economic conditions, the nature and volume of the current loan portfolio, historical loss experience, the balance of the allowance in relation to total loans outstanding and the evaluation of risks associated with nonperforming loans.

     In 1994, the Corporation adopted the guidelines set forth under the December 1993 "Interagency Policy Statement on the Allowance for Loan and Lease Losses" issued by the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Federal Reserve Board ("the Board"). This statement outlines a methodology management should follow in order to properly measure the adequacy of the allowance for possible loan losses. It includes specific quantitative measures as well as certain subjective factors that may cause estimated loan losses to differ from historical loss experience. The quantitative measures basically require a bank to place its loans into "separate pools" with like characteristics and then measure the historical loss experience of these loan pools. In the case of "non-classified loans," it is sufficient to estimate loan losses for the upcoming twelve months. But in the case of "classified loans," the losses must be projected for the remaining effective lives of the loans. The subjective factors that should also be considered and that could potentially modify some of the conclusions reached by only looking at the quantitative measures are: significant changes in the institution's lending policies and procedures; changes in national and local business and economic conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the trend of the volume and severity of past due and classified loans; changes in the quality of the institution's loan review system; the existence and effect of any concentrations, and changes in the level of such concentrations; and the effect of external factors such as competition or any special legal or regulatory changes.

     The Corporation's aggregate allowance for possible loan losses is derived from the combination of allowances at its individual subsidiaries, primarily banks. Each subsidiary has a responsibility to maintain an adequate allowance based on an evaluation of its own loan portfolio and considering the guidelines set forth in the aforementioned interagency credit statement. Although allocations of the Corporation's allowance are made for reporting purposes, each subsidiary's individual allowance for possible loan losses is available for use against its total loan portfolio.

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 5 percent, 12 percent, 11 percent, 23 percent and 24 percent of the consolidated allowance for possible loan losses was represented by doubtful portions of loans at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. At December 31, 1996, the Corporation had allocated $8.0 million to loans internally categorized as doubtful, compared to $14.9 million at year-end 1995.

     At December 31, 1996 and 1995, the Corporation designated all of the allocated portion of the allowance to cover total domestic credit exposure.

     During 1996, the provision for loan losses increased to $56.5 million, compared to $43.0 million in 1995. At year-end 1996, the allowance for possible loan losses was $142.2 million, or 1.32 percent of total loans outstanding, compared to $129.3 million or 1.36 percent of total loans one year ago. The provision for loan losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible loan losses to total loans and the ratio of the allowance for possible loan losses to nonperforming loans are evaluated on a regular basis. At year-end 1996, the ratios of the allowance for possible loan losses to total loans and to nonperforming loans were 1.32 percent and 479 percent, respectively.

     Net charge-offs in 1996 were $48.4 million, or 0.49 percent of average loans outstanding as compared to $38.5 million, or 0.44 percent of average loans outstanding in 1995. Net charge-offs of domestic commercial loans amounted to $8.0 million in 1996, or 0.12 percent of average domestic commercial loans outstanding, down from $9.9 million, or 0.17 percent of average domestic commercial loans outstanding in 1995. The charge card portfolio experienced net charge-offs of $39.3 million of $27.4 million in 1996 and 1995, respectively, or 4.07 percent and 2.82 percent, respectively, of average outstandings. Installment loans, including real estate mortgages, had net charge-offs of $1.7 million in 1996, or 0.08 percent of average outstandings, and $1.3 million, or 0.08 percent of average outstandings in 1995. Over the five-year period ending December 31, 1996, combined total net charge-offs were 0.69 percent of average total loans outstanding.

     The Board has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Board. At December 31, 1996 and 1995, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

     The following table sets forth the Corporations allocation of the allowance for possible loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category; it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

Allocation of the Allowance for Possible Loan Losses

                                          1996                        1995                        1994
                                -------------------------   -------------------------   -------------------------
                                            LOAN CATEGORY               LOAN CATEGORY               LOAN CATEGORY
                                              AS A % OF                   AS A % OF                   AS A % OF
                                ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS
                                ---------   -------------   ---------   -------------   ---------   -------------
                                                             (DOLLARS IN THOUSANDS)
Allocated Portion:
  Commercial..................  $ 45,901         66.1%      $ 59,255         65.5%      $ 60,897         65.4%
  Retail, including charge
     card.....................    40,578         32.6         39,227         32.4         41,523         31.4
  Foreign.....................        --          1.3             --          2.1          3,819          3.2
                                --------        -----       --------        -----       --------        -----
Total Allocated Portion.......    86,479        100.0%        98,482        100.0%       106,239        100.0%
                                                =====                       =====                       =====
Unallocated Portion...........    55,732          N/A         30,777          N/A         18,495          N/A
                                --------                    --------                    --------
Total.........................  $142,211                    $129,259                    $124,734
                                ========                    ========                    ========

Analysis of Allowance for Possible Loan Losses

                                                         YEARS ENDED DECEMBER 31
                                     ---------------------------------------------------------------
                                        1996          1995         1994         1993         1992
                                        ----          ----         ----         ----         ----
                                                         (DOLLARS IN THOUSANDS)
Beginning balance..................  $   129,259   $  124,734   $  131,676   $  130,123   $  125,091
                                     -----------   ----------   ----------   ----------   ----------
Charge-offs:
  Commercial, financial and
     agricultural..................       12,808       20,967       31,900       43,537       54,565
  Real estate construction.........          803        2,644           65           --           29
  Installment and real estate
     mortgages.....................        2,757        2,442        7,581        3,446        3,414
  Charge card......................       46,627       35,914       30,360       35,145       39,048
                                     -----------   ----------   ----------   ----------   ----------
     Total charge-offs.............       62,995       61,967       69,906       82,128       97,056
                                     -----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial, financial and
     agricultural..................        4,799       11,063        7,216       10,657        3,859
  Real estate construction.........        1,465        2,867           21           --           --
  Installment and real estate
     mortgages.....................        1,065        1,093        1,646          783        1,136
  Charge card......................        7,278        8,474        9,041        9,378        9,295
  Foreign..........................           --           --           --           28       10,238
                                     -----------   ----------   ----------   ----------   ----------
     Total recoveries..............       14,607       23,497       17,924       20,846       24,528
                                     -----------   ----------   ----------   ----------   ----------
     Net charge-offs...............       48,388       38,470       51,982       61,282       72,528
                                     -----------   ----------   ----------   ----------   ----------
Provisions charged (credited) to
  expense:
  Domestic.........................       56,540       46,814       44,922       61,707       89,083
  Foreign..........................           --       (3,819)         118        1,128      (11,523)
                                     -----------   ----------   ----------   ----------   ----------
     Total provisions..............       56,540       42,995       45,040       62,835       77,560
                                     -----------   ----------   ----------   ----------   ----------
Allowance related to acquired
  loans............................        4,800           --           --           --           --
                                     -----------   ----------   ----------   ----------   ----------
Ending balance.....................  $   142,211   $  129,259   $  124,734   $  131,676   $  130,123
                                     ===========   ==========   ==========   ==========   ==========
Net loans, end of period...........  $10,744,653   $9,517,797   $8,229,254   $7,703,957   $7,082,861
                                     ===========   ==========   ==========   ==========   ==========
Net loans, daily averages..........  $ 9,947,826   $8,785,571   $7,672,575   $7,044,808   $7,294,126
                                     ===========   ==========   ==========   ==========   ==========
Ratios:
  Net charge-offs to average loans
     outstanding...................         0.49%        0.44%        0.68%        0.87%        0.99%
  Allowance for possible loan
     losses to loans outstanding
     (end of period)...............         1.32         1.36         1.52         1.71         1.84
  Allowance for possible loan
     losses to nonperforming loans
     (end of period)...............          479          246          144          139           95
  Allowance for possible loan
     losses to nonperforming
     assets........................          455          235          132          116           84
  Net charge-offs to allowance for
     possible loan losses
     (beginning of period).........           37%          31%          39%          47%          58%
                                     ===========   ==========   ==========   ==========   ==========

                             INTERNATIONAL BANKING

SUMMARY

     International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the Nassau branch office; representative offices in Los Angeles and Tokyo; Bank of Montreal Trust Company (Channel Islands), Ltd.; and HBIC.

     International banking services contributed $16.0 million, or 11 percent, of the Corporation's 1996 consolidated net income, compared to $15.3 million or 10 percent in 1995. International operating income was $40.0 million in 1996 and represented 3 percent of the Corporation's total operating income. In 1995 and 1994, international operating income represented 4 and 5 percent, respectively, of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign Assets and Liabilities

                                                                           DECEMBER 31
                                                                ----------------------------------
                                                                  1996        1995         1994
                                                                  ----        ----         ----
                                                                          (IN THOUSANDS)
Loans:
  Governments and official institutions.....................    $    984    $    984    $      984
  Banks and other financial institutions....................     137,560     160,808       250,563
  Other, primarily commercial and industrial................       2,976      40,900        16,210
                                                                --------    --------    ----------
     Total loans............................................     141,520     202,692       267,757
                                                                --------    --------    ----------
  Allowance for possible loan losses........................          --          --        (3,819)
                                                                --------    --------    ----------
Deposits in banks located outside the United States:
  Interest-bearing..........................................     651,508     447,700       660,083
  Other.....................................................       6,331      64,499        78,745
                                                                --------    --------    ----------
     Total deposits in banks................................     657,839     512,199       738,828
                                                                --------    --------    ----------
Acceptances and other identifiable assets...................      36,298     102,337        40,018
                                                                --------    --------    ----------
     Total identifiable foreign assets......................    $835,657    $817,228    $1,042,784
                                                                ========    ========    ==========
Deposit liabilities:
  Banks located in foreign countries........................    $ 76,886    $346,832    $  335,370
  Foreign governments and official institutions.............          45      15,000       100,139
  Other demand..............................................      78,514      72,145        39,510
  Other time and savings....................................     271,717     176,466       111,524
                                                                --------    --------    ----------
     Total deposit liabilities..............................     427,162     610,443       586,543
Short-term borrowings.......................................      32,676     107,645       249,536
Acceptances outstanding.....................................      36,024      55,898        14,782
                                                                --------    --------    ----------
     Total identifiable foreign liabilities.................    $495,862    $773,986    $  850,861
                                                                ========    ========    ==========

GEOGRAPHIC DISTRIBUTION

     As of year-end 1996, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

International Banking by Domicile of Obligor

                                              INTERNATIONAL LOANS
                                              -------------------   INTEREST-BEARING
                                              DOMESTIC   FOREIGN        DEPOSITS
                                              OFFICES    OFFICES        AT BANKS        TOTAL      %
                                              --------   -------    ----------------    -----      -
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Continental Europe..........................  $ 26,808   $    642      $ 342,899       $370,349    47
Pacific and Far East........................    88,233         --        224,622        312,855    39
United Kingdom and Ireland..................     1,181      1,214             --          2,395     1
Western Hemisphere (excluding U.S. and
  Canada)...................................    12,680      1,064         14,469         28,213     3
Canada......................................     9,698         --         69,518         79,216    10
                                              --------   --------      ---------       --------   ---
     Total international banking............  $138,600   $  2,920      $ 651,508       $793,028   100
                                              ========   ========      =========       ========   ===
DECEMBER 31, 1995
Continental Europe..........................  $ 24,468   $ 14,289      $ 152,700       $191,457    29
Pacific and Far East........................   114,082         --        270,000        384,082    59
United Kingdom and Ireland..................       537        702         25,000         26,239     4
Western Hemisphere (excluding U.S. and
  Canada)...................................        27     10,479             --         10,506     2
Canada......................................    38,108         --             --         38,108     6
                                              --------   --------      ---------       --------   ---
     Total international banking............  $177,222   $ 25,470      $ 447,700       $650,392   100
                                              ========   ========      =========       ========   ===
DECEMBER 31, 1994
Continental Europe..........................  $ 32,157   $  6,784      $ 409,375       $448,316    48
Pacific and Far East........................   113,266     99,794        177,208        390,268    42
United Kingdom and Ireland..................     1,000        218             --          1,218    --
Western Hemisphere (excluding U.S. and
  Canada)...................................     7,666        984         41,000         49,650     6
Canada......................................     5,888         --         32,500         38,388     4
                                              --------   --------      ---------       --------   ---
     Total international banking............  $159,977   $107,780      $ 660,083       $927,840   100
                                              ========   ========      =========       ========   ===

                                  VISION 2002

     The Corporation and BMO have developed a joint, long-term strategic plan with the goal of becoming, over a period of 10 years culminating in 2002, a premier North American financial services organization with comprehensive capabilities in both Canada and the United States. This plan, called Vision 2002, envisions Harris (the Corporation and its sister company, Harris Bankmont, Inc.) as an integral part of the BMO organization, with the responsibility for serving individuals and small to mid-sized businesses in the Midwest while providing trust, cash management, investment management and special industries services nationally.

     Vision 2002 will lead to a substantially larger BMO presence in the United States, principally focused in the Harris organization as its centerpiece. Services to individuals, small businesses and mid-market corporations will be expanded throughout Chicago, Illinois and neighboring states. Additionally, trust, cash management, investment management and special industries services will continue to grow nationwide.

     Since 1993, Harris has tripled its retail customer base, significantly increased the number of its relationships with mid-market companies throughout the Midwest and expanded its corporate trust and cash management services nationwide in support of BMO U.S. corporate banking. In June 1996, Harris met its branch expansion goal a full six years ahead of schedule by acquiring 54 branches and 250,000 customers of Household in the greater Chicago area. With the acquisition, Harris now serves 775,000 customers and has

143 locations opened or planned at the end of 1996, creating one of the largest retail banking networks in Chicagoland. Less than two years earlier, in October 1994, BMO and Suburban Bancorp, Inc. (now known as Harris Bankmont, Inc.) completed their merger. The merger was effected using BMO stock valued at approximately $237 million. Harris Bankmont, Inc., became a wholly-owned subsidiary of Bankmont Financial Corp. The transaction added 13 banks with 30 locations in Cook and surrounding counties.

     The three-year process of building a cost-effective operations and staff support infrastructure, started in 1994, continued in 1996, with close to $50 million in infrastructure costs reduced and redeployed into marketing, sales, and service. The goal is to obtain North American scale advantages and reduce fixed costs. Building broad-based centers of competence within Corporate Services and Operations eliminates duplication, creates scale efficiencies and improves quality and responsiveness. Additionally, the use of technology to automate processing activities at the point of customer contact lowers costs and increases quality. To this end, the consolidation of processing functions for Harris' and BMO's U.S.-based derivatives operations at a single location in Toronto was completed in 1996. In 1997, operations support for the former Household branches will be consolidated at a community banking operations center.

     Together with BMO, Harris is expanding its retail banking services across the Midwest through mbanx TM/SM, North American full-service direct banking. Customers and prospective customers in Illinois, Wisconsin, Indiana, Michigan, Missouri, Iowa, Minnesota and Ohio can call for information and apply over the phone for services such as home equity loans, checking accounts, money market accounts, CD's, credit cards, mortgages, mutual funds and discount brokerage. Customers of mbanx can use their phone or personal computers to check balances, review transaction history and transfer funds between accounts -- whether at home, at work or on the road. The PC-banking capabilities of mbanx will be expanding to allow customers to pay bills, communicate with the bank via e-mail and download transaction information to personal financial management software.

             FOURTH QUARTER 1996 COMPARED WITH FOURTH QUARTER 1995

     Net income for the fourth quarter of 1996 was $37.8 million, down 3 percent from fourth quarter 1995 earnings of $38.8 million. Earnings and return on average common equity ("ROE") comparability between quarters was affected by the June 1996 purchase of Household's Chicagoland retail banking business. Excluding the impact of the Household transaction, earnings increased 4 percent from fourth quarter 1995. The earnings increase is attributable primarily to strong business growth across corporate, private and retail banking, and to sustained cost control. ROE for fourth quarter 1996, excluding the Household transaction, was 14.01 percent and return on average assets was 0.92 percent, compared to respective returns of 13.72 percent and 0.94 percent in last year's fourth quarter.

     Fourth quarter 1996 net interest income on a fully taxable equivalent basis was $144.7 million, up $17.0 million or 13 percent from $127.7 million in 1995's fourth quarter. Average earning assets rose 13 percent to $15.79 billion from $14.03 billion in fourth quarter 1995, attributable to an increase of 12 percent or $1.11 billion in average loans. Commercial, installment and residential mortgage lending were the strongest contributors to this growth. Net interest margin rose to 3.65 percent from 3.62 percent in the same quarter last year. This reflects a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household, compared to interest costs on wholesale funds displaced, contributing approximately 23 basis points on a comparative basis to 1996 fourth quarter net interest margin. This increase was somewhat offset by the effects of rate compression in certain asset categories and the relative decline in noninterest-bearing sources of funds. Excluding the contribution of the Household transaction, net interest income would have increased $4.2 million or 3 percent quarter-to-quarter.

     Noninterest income of $88.2 million rose 2 percent in fourth quarter 1996 from the same quarter last year. During first quarter 1996, HTSB sold its securities custody and related trustee services business for large institutions. As a result of this sale, trust fees declined in fourth quarter 1996 by $7.5 million or 20 percent from the prior year's fourth quarter. All other categories of noninterest income increased quarter-to-quarter except foreign exchange revenue which declined $2.8 million.

     Fourth quarter 1996 noninterest expenses of $156.6 million rose $15.0 million or 11 percent from fourth quarter last year. Fourth quarter 1995 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding all Household-related charges, total expenses declined $4.9 million or 3 percent in fourth quarter 1996 compared to the year-earlier quarter.

     Income taxes decreased by $0.6 million during the current quarter primarily reflecting lower pretax income.

     The fourth quarter 1996 provision for loan losses of $14.3 million was up $2.7 million from $11.6 million in the fourth quarter of 1995. Net loan charge-offs during the current quarter were $15.3 million, compared to $11.7 million in the same period last year, primarily reflecting higher writeoffs in the charge card portfolio.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPLEMENTARY DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  SUMMARY OF EARNINGS AND NET INTEREST INCOME

                                              1996                                1995                       1994
                                ---------------------------------   ---------------------------------   ---------------
                                 4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST      4TH      3RD
                                 QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
                                 ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                   (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Interest income...............  $298.9   $293.4   $278.0   $266.5   $279.8   $272.1   $260.0   $252.3   $237.8   $217.8
Interest expense..............   160.5    154.2    149.3    143.4    155.5    151.1    140.2    134.9    117.1    101.1
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income...........   138.4    139.2    128.7    123.1    124.3    121.0    119.8    117.4    120.7    116.7
FTE adjustment................     6.3      7.6      5.9      5.6      3.4      3.9      5.0      5.4      6.1      5.9
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net interest income --
 FTE basis....................   144.7    146.8    134.6    128.7    127.7    124.9    124.8    122.8    126.8    122.6
Provision for loan losses.....    14.3     15.0     13.7     13.5     11.6     11.0     11.8      8.6     10.5      9.0
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income after
 Provision for Loan Losses....   130.4    131.8    120.9    115.2    116.1    113.9    113.0    114.2    116.3    113.6
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Income
 Trust and investment
   management fees............    29.4     29.1     29.4     29.8     36.9     38.0     36.3     38.7     36.7     36.2
 Trading account..............     3.7       .7      2.7      1.0      2.1       .4       .7      1.9       .7       .1
 Foreign exchange.............     1.3      1.7      3.5      3.5      4.1      2.4      3.2      4.6      4.3      4.0
 Charge card..................    13.0     13.1     11.1     10.0     11.2     10.9     10.5      9.2     10.5      9.9
 Service fees and charges.....    23.0     23.6     19.3     17.1     17.9     16.2     17.5     17.7     17.7     18.5
 Securities (losses) gains....     4.5       .7       .1      3.4      2.8      1.7     16.8      2.1      (.4)     2.4
 Other........................    13.3     11.6     14.0     15.7     11.3     10.4      6.4      6.4      7.5      5.1
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total noninterest income...    88.2     80.5     80.1     80.5     86.3     80.0     91.4     80.6     77.0     76.2
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Expenses
 Employment...................    82.5     84.9     81.2     78.4     79.8     78.9     79.3     80.2     74.1     77.2
 Net occupancy................    13.2     12.9     10.9     10.7     11.0     11.7     12.0     11.4     11.7     11.0
 Equipment....................    11.3     10.3     10.3      9.8     11.4     10.9     10.4      9.8     11.2     10.4
 Marketing....................     9.0      7.7      7.1      5.7      6.5      6.6      6.7      5.8      6.9      5.8
 Communication and delivery...     5.7      4.7      5.2      5.3      5.3      5.1      5.2      4.7      4.6      4.7
 Deposit insurance............     (.2)    18.3       --       --       .8      (.3)     3.8      3.8      3.9      3.9
 Trust customer charge........      --       --       --       --       --       --       --       --       --       --
 Other........................    28.3     21.6     21.4     19.7     24.6     22.0     23.2     20.2     24.2     21.2
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                 149.8    160.4    136.1    129.6    139.4    134.9    140.6    135.9    136.6    134.2
 Goodwill and other valuation
   intangibles................     6.8      6.9      2.2      2.2      2.3      2.3      2.4      2.4      2.5      2.5
 Total noninterest expenses...   156.6    167.3    138.3    131.8    141.7    137.2    143.0    138.3    139.1    136.7
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
FTE income (loss) -- pretax...    62.0     45.0     62.7     63.9     60.7     56.7     61.4     56.5     54.2     53.1
Applicable income taxes
 (benefit)....................    17.9     10.9     18.0     19.1     18.5     17.0     18.2     16.4     12.5     13.4
FTE adjustment................     6.3      7.6      5.9      5.6      3.4      3.9      5.0      5.4      6.1      5.9
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Income....................    37.8     26.5     38.8     39.2     38.8     35.8     38.2     34.7     35.6     33.8
Dividends on preferred
 stock........................     4.1      4.2      3.3      3.4       --       --       --       --       --       --
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net income applicable to
 common stock.................  $ 33.7   $ 22.3   $ 35.5   $ 35.8   $ 38.8   $ 35.8   $ 38.2   $ 34.7   $ 35.6   $ 33.8
                                ======   ======   ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common share
 (based on average shares
 outstanding).................  $ 5.05   $ 3.35   $ 5.33   $ 5.37   $ 5.83   $ 5.36   $ 5.72   $ 5.21   $ 5.34   $ 5.07
                                ======   ======   ======   ======   ======   ======   ======   ======   ======   ======
Net Interest Margin
 Yield on earning assets......    7.70%    7.77%    7.65%    7.80%    8.02%    8.02%    8.27%    8.18%    7.75%    7.26%
 Rate on supporting
   liabilities................    4.05     3.98     4.03     4.11     4.40     4.37     4.38     4.28     3.72     3.28
                                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Net interest margin..........    3.65%    3.79%    3.62%    3.69%    3.62%    3.65%    3.89%    3.90%    4.03%    3.98%
                                ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

                                     1994
                                ---------------
                                 2ND      1ST
                                 QTR.     QTR.
                                 ----     ----
                                (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Interest income...............  $201.3   $177.7
Interest expense..............    87.7     72.1
                                ------   ------
Net Interest Income...........   113.6    105.6
FTE adjustment................     6.0      5.8
                                ------   ------
Net interest income --
 FTE basis....................   119.6    111.4
Provision for loan losses.....    12.0     13.4
                                ------   ------
Net Interest Income after
 Provision for Loan Losses....   107.6     98.0
                                ------   ------
Noninterest Income
 Trust and investment
   management fees............    37.7     37.6
 Trading account..............     (.1)    (1.2)
 Foreign exchange.............     5.2      6.2
 Charge card..................     8.9      8.1
 Service fees and charges.....    18.5     19.0
 Securities (losses) gains....      .1      3.1
 Other........................    10.3      7.7
                                ------   ------
   Total noninterest income...    80.6     80.5
                                ------   ------
Noninterest Expenses
 Employment...................    79.6     81.7
 Net occupancy................    11.3     11.1
 Equipment....................    10.0     10.7
 Marketing....................     6.4      5.5
 Communication and delivery...     4.3      4.2
 Deposit insurance............     3.9      3.9
 Trust customer charge........    51.3       --
 Other........................    20.3     18.8
                                ------   ------
                                 187.1    135.9
 Goodwill and other valuation
   intangibles................     2.6      2.7
 Total noninterest expenses...   189.7    138.6
                                ------   ------
FTE income (loss) -- pretax...    (1.5)    39.9
Applicable income taxes
 (benefit)....................    (8.0)     6.7
FTE adjustment................     6.0      5.8
                                ------   ------
Net Income....................      .5     27.4
Dividends on preferred
 stock........................      --       --
                                ------   ------
Net income applicable to
 common stock.................  $   .5   $ 27.4
                                ======   ======
Earnings per common share
 (based on average shares
 outstanding).................  $  .08   $ 4.11
                                ======   ======
Net Interest Margin
 Yield on earning assets......    6.82%    6.33%
 Rate on supporting
   liabilities................    2.89     2.50
                                ------   ------
 Net interest margin..........    3.93%    3.83%
                                ======   ======

            Rows may not add to annual amounts because of rounding.

                              FINANCIAL STATEMENTS

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                                ------------------------------------
                                                                   1996          1995         1994
                                                                   ----          ----         ----
                                                                       (DOLLARS IN THOUSANDS
                                                                       EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  837,057    $  776,226    $591,532
Money market assets:
  Deposits at banks.........................................        30,483        38,617      30,739
  Federal funds sold and securities purchased under
    agreement to resell.....................................        11,918        19,330      21,523
Trading account.............................................         3,959         3,842       2,190
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       232,571       152,508     115,489
  State and municipal.......................................        18,149
  Other.....................................................         2,717         9,671       5,754
Securities held-to-maturity:
  U.S. Treasury and federal agency..........................            --        36,641      27,362
  State and municipal.......................................            --        27,072      37,432
  Other.....................................................            --           353       2,584
                                                                ----------    ----------    --------
  Total interest income.....................................     1,136,854     1,064,260     834,605
                                                                ----------    ----------    --------
INTEREST EXPENSE
Deposits....................................................       398,167       358,586     250,002
Short-term borrowings.......................................       160,790       168,993     108,485
Senior notes................................................        22,425        31,125          --
Long-term notes.............................................        26,067        23,005      19,520
                                                                ----------    ----------    --------
  Total interest expense....................................       607,449       581,709     378,007
                                                                ----------    ----------    --------
Net Interest Income.........................................       529,405       482,551     456,598
Provision for loan losses...................................        56,540        42,995      45,040
                                                                ----------    ----------    --------
Net Interest Income after Provision for Loan Losses.........       472,865       439,556     411,558
                                                                ----------    ----------    --------
Noninterest Income..........................................
Trust and investment management fees........................       117,762       149,979     148,094
Trading account.............................................         7,992         5,110        (396)
Foreign exchange............................................         9,992        14,248      19,769
Charge card.................................................        47,244        41,788      37,402
Service fees and charges....................................        82,802        69,333      73,621
Securities gains............................................         8,786        23,379       5,254
Other.......................................................        54,729        34,436      30,700
                                                                ----------    ----------    --------
  Total noninterest income..................................       329,307       338,273     314,444
                                                                ----------    ----------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................       273,849       260,539     246,200
Pension, profit sharing and other employee benefits.........        53,145        57,763      66,370
Net occupancy...............................................        47,690        46,099      45,052
Equipment...................................................        41,715        42,541      42,284
Marketing...................................................        29,342        25,583      24,632
Communication and delivery..................................        20,954        20,251      17,732
Deposit insurance...........................................        18,189         8,124      15,684
Trust customer charge.......................................            --            --      51,335
Other.......................................................        90,944        89,853      84,573
                                                                ----------    ----------    --------
                                                                   575,828       550,753     593,862
Goodwill and other valuation intangibles....................        18,168         9,350      10,266
                                                                ----------    ----------    --------
  Total noninterest expenses................................       593,996       560,103     604,128
                                                                ----------    ----------    --------
Income before income taxes..................................       208,176       217,726     121,874
Applicable income taxes.....................................        65,812        70,175      24,528
                                                                ----------    ----------    --------
Net Income..................................................       142,364       147,551      97,346
Dividends on preferred stock................................        15,006            --          --
                                                                ----------    ----------    --------
Net income applicable to common stock.......................    $  127,358    $  147,551    $ 97,346
                                                                ==========    ==========    ========
Earnings per Common Share (based on 6,667,490 average shares outstanding)
Net income applicable to common stock.......................        $19.10        $22.13      $14.60
                                                                    ======        ======      ======

  The accompanying notes to financial statements are an integral part of this statement.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1996           1995
                                                                   ----           ----
                                                                      (IN THOUSANDS
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................    $ 1,238,028    $ 1,522,418
Money market assets:
  Interest-bearing deposits at banks........................        658,257        457,702
  Federal funds sold and securities purchased under
     agreement to resell....................................        294,792        179,692
Portfolio securities available for sale.....................      3,985,183      3,389,967
Trading account assets......................................        110,355         98,638
Loans, net of unearned income of $7,624 in 1996 and $16,091
  in 1995...................................................     10,744,653      9,517,797
Allowance for possible loan losses..........................       (142,211)      (129,259)
  Net loans.................................................     10,602,442      9,388,538
Premises and equipment......................................        275,091        225,540
Customers' liability on acceptances.........................         78,983         95,326
Goodwill and other valuation intangibles....................        310,663         38,407
Other assets................................................        674,946        279,973
                                                                -----------    -----------
     Total assets...........................................    $18,228,740    $15,676,201
                                                                ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........    $ 3,642,578    $ 3,003,088
                             -- interest-bearing............      7,668,893      4,859,939
Deposits in foreign offices  -- noninterest-bearing.........         35,116         41,004
                             -- interest-bearing............      1,643,714      2,324,751
                                                                -----------    -----------
  Total deposits............................................     12,990,301     10,228,782
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      1,983,047      1,896,817
Commercial paper outstanding................................        334,653        292,022
Short-term borrowings.......................................        347,690        843,049
Senior notes................................................        350,000        478,000
Acceptances outstanding.....................................         78,983         95,326
Accrued interest, taxes and other expenses..................        159,250        143,580
Other liabilities...........................................         90,543        188,897
Long-term notes.............................................        379,107        363,952
                                                                -----------    -----------
       Total liabilities....................................     16,713,574     14,530,425
                                                                -----------    -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        180,000        180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000             --
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340
Surplus.....................................................        484,319        203,897
Retained earnings...........................................        760,626        681,468
Unrealized holding gains (losses), net of deferred taxes of
  ($5,364) in 1996 and $17,787 in 1995......................         (8,119)        27,071
                                                                -----------    -----------
       Total stockholder's equity...........................      1,515,166      1,145,776
                                                                -----------    -----------
       Total liabilities and stockholder's equity...........    $18,228,740    $15,676,201
                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of this statement.

          HARRIS BANKCORP, INC. (CONSOLIDATED AND PARENT COMPANY ONLY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                   SERIES A    SERIES B                                      UNREALIZED         TOTAL
                                   PREFERRED   PREFERRED   COMMON               RETAINED    HOLDING GAINS   STOCKHOLDER'S
                                     STOCK       STOCK      STOCK    SURPLUS    EARNINGS      (LOSSES)         EQUITY
                                   ---------   ---------   ------    -------    --------    -------------   -------------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1993.....  $     --     $    --    $53,340   $203,897   $ 734,009     $ 26,426       $1,017,672
  Net income.....................        --          --         --         --      97,346           --           97,346
  Dividends ($5.21 per common
    share).......................        --          --         --         --     (34,738)          --          (34,738)
  Change in unrealized holding
    gains (losses) on available
    for sale securities, net of
    tax effect of ($38,976)......        --          --         --         --          --      (59,126)         (59,126)
                                   --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1994.....        --          --     53,340    203,897     796,617      (32,700)       1,021,154
  Issuance of Series A preferred
    stock........................   180,000          --         --         --          --           --          180,000
  Net income.....................        --          --         --         --     147,551           --          147,551
  Dividends ($39.40 per common
    share).......................        --          --         --         --    (262,700)          --         (262,700)
  Change in unrealized holding
    gains (losses) on available
    for sale securities, net of
    tax effect of $39,322........        --          --         --         --          --       59,771           59,771
                                   --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1995.....   180,000          --     53,340    203,897     681,468       27,071        1,145,776
  Issuance of Series B preferred
    stock........................        --      45,000         --         --          --           --           45,000
  Contribution to capital
    surplus......................        --          --         --    280,422          --           --          280,422
  Net income.....................        --          --         --         --     142,364           --          142,364
  Dividends -- Series A preferred
    stock ($73,305.56 per
    share).......................        --          --         --         --     (13,195)          --          (13,195)
  Dividends -- Series B preferred
    stock ($40,250.00 per
    share).......................        --          --         --         --      (1,811)          --           (1,811)
  Dividends -- common stock
    ($7.23 per share)............        --          --         --         --     (48,200)          --          (48,200)
  Change in unrealized holding
    gains (losses) on available
    for sale securities, net of
    tax effect of ($23,168)......        --          --         --         --          --      (35,190)         (35,190)
                                   --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1996.....  $180,000     $45,000    $53,340   $484,319   $ 760,626     $ (8,119)      $1,515,166
                                   ========     =======    =======   ========   =========     ========       ==========

  The accompanying notes to financial statements are an integral part of this statement.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 1996         1995         1994
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $  142,364   $  147,551   $   97,346
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................      56,540       42,995       45,040
  Depreciation and amortization, including intangibles......      57,031       48,492       49,873
  Deferred tax benefit......................................      (3,755)      (1,380)      (3,818)
  Gain on sales of portfolio securities.....................      (8,786)     (23,379)      (5,254)
  Trading account net cash (purchases) sales................     (11,717)     (62,571)      13,994
  Increase in interest receivable...........................     (13,639)        (243)     (40,721)
  (Decrease) increase in interest payable...................        (188)       8,270        9,403
  (Increase) decrease in loans held for sale................     (63,836)     (21,314)     245,445
  Other, net................................................         877       43,912      (18,673)
                                                              ----------   ----------   ----------
      Net cash provided by operating activities.............     154,891      182,333      392,635
                                                              ----------   ----------   ----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................    (200,555)     299,525     (229,747)
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........    (115,100)     224,534       98,304
  Proceeds from maturities of securities held-to-maturity...          --      713,897      482,378
  Purchases of securities held-to-maturity..................          --     (445,371)    (842,817)
  Proceeds from sales of securities available-for-sale......   1,462,522    2,025,099      146,114
  Proceeds from maturities of securities
    available-for-sale......................................   6,634,038    5,219,361    4,198,226
  Purchases of securities available-for-sale................  (8,741,345)  (7,091,515)  (4,595,187)
  Net increase in loans.....................................    (870,493)  (1,305,639)    (822,724)
  Net cash received upon assumption of certain assets and
    liabilities of Household Bank f.s.b.....................   2,244,009           --           --
  Proceeds from sales of premises and equipment.............      20,532       28,270       42,045
  Purchases of premises and equipment.......................     (82,794)     (72,501)     (76,174)
  Other, net................................................      (8,833)     152,672        1,969
                                                              ----------   ----------   ----------
      Net cash provided (used) by investing activities......     341,981     (251,668)  (1,597,613)
                                                              ----------   ----------   ----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................    (129,685)     309,050      543,861
  Net increase (decrease) in Federal funds purchased and
    securities sold under agreement to repurchase...........      86,230     (735,350)     771,106
  Net increase (decrease) in commercial paper outstanding...      42,631      (14,715)     (19,531)
  Net (decrease) increase in other short-term borrowings....    (495,359)     172,687      211,170
  Proceeds from issuance of senior notes....................   1,239,436    2,978,345           --
  Repayment of senior notes.................................  (1,367,436)  (2,500,345)          --
  Proceeds from issuance of long-term notes.................      15,000       65,000           --
  Proceeds from issuance of preferred stock.................      45,000      180,000           --
  Proceeds from contribution to capital surplus.............     280,000           --           --
  Cash dividends paid on preferred stock....................     (15,006)          --           --
  Cash dividends paid on common stock.......................     (48,200)    (262,700)     (34,738)
  Other, net................................................    (433,873)          --           --
                                                              ----------   ----------   ----------
      Net cash provided (used) by financing activities......    (781,262)     191,972    1,471,868
                                                              ----------   ----------   ----------
  Net (decrease) increase in cash and demand balances due
    from banks..............................................    (284,390)     122,637      266,890
  Cash and demand balances due from banks at January 1......   1,522,418    1,399,781    1,132,891
                                                              ----------   ----------   ----------
  Cash and demand balances due from banks at December 31....  $1,238,028   $1,522,418   $1,399,781
                                                              ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $  596,939   $  573,439   $  368,605
    Income taxes............................................  $   71,626   $   74,269   $   34,047

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

     The consolidated financial statements include the accounts of Bankcorp and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 20 for additional information on business combinations and Note 21 for additional information on related party transactions.

     The Corporation provides banking, trust and other services domestically and internationally through 14 bank and 17 active nonbank subsidiaries. HTSB and the Corporation's other banking and nonbank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

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

Interest rate futures, forward rate agreements, options and guarantees

     Interest rate futures contracts can be used in the management of the Corporation's risk strategy or as part of its dealer and trading activities. Open positions on such contracts not designated as hedges of existing positions or anticipated transactions are marked to market daily and the resulting gains and losses are recognized in noninterest income. Deferred gains and losses on futures contracts used to hedge existing assets and liabilities are included in the basis of the item being hedged. For hedges of anticipated transactions, the Corporation recognizes deferred gains or losses on futures transactions as adjustments to the cash position eventually taken. Interest rate forward rate agreements, options and guarantees, including caps, floors and collars, are marked to market with the resulting gains and losses recorded in trading account income.

Interest rate swaps

     The Corporation engages in interest rate swaps in order to manage its interest rate risk exposure, generate fee income and as a trading vehicle. Gains and losses on swaps designated as hedges are deferred and recognized over the lives of the related hedged positions. Contractual payments under interest rate swaps designated as hedges are recognized in the Statement of Income. Swaps not designated as hedges are marked to market with realized and unrealized gains and losses included with trading account income.

Securities

     The Corporation classifies securities as either trading account assets, held-to-maturity or available-for-sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. These assets consist primarily of municipal bonds and U.S. government securities. Securities are classified as held-to-maturity when the Corporation has both the positive intent and ability to hold them to maturity. All other securities are classified as available-for-sale, even if the Corporation has no current plans to divest. Trading account assets are reported at fair value with unrealized gains and losses included in trading account income, which also includes realized gains and losses from closing such positions. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder's equity. For comparative purposes, the Corporation considers "portfolio securities" to include both held-to-maturity and available-for-sale securities.

     On December 29, 1995, the Corporation transferred all held-to-maturity securities to available-for-sale. See Note 2 on page 49 for further information.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of portfolio securities sales, are included in securities gains and losses, with the cost of securities sold determined on the specific identification basis.

Loans, loan fees and commitment fees

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1996 and 1995, the Corporation's Consolidated Statement of Condition included approximately $18.7 million and $13.8 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Corporation will originate loans with the intention of selling them in the secondary market. These loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, the loans were carried at the lower of original cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized, and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

     During the first quarter of 1996, the Corporation adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. The Statement applies to transactions in which a mortgage banking enterprise acquires mortgage servicing rights through the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained by the seller. As required by the Statement, the rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are loan current market interest rates, loan type and repricing interval. Mortgage servicing rights of $2.6 million were capitalized in 1996. Amortization of mortgage servicing rights was $0.1 million in 1996. The $2.5 million unamortized balance of the mortgage servicing rights at December 31, 1996 is reflective of the fair value of those rights. Additions, reductions and direct write-downs to the valuation allowance for mortgage servicing rights in 1996 were $0.6 million, $0.1 million and $0, respectively, resulting in a year-end balance of $0.5 million at December 31, 1996. The adoption of the Statement did not have a material effect on the Corporation's financial position or results of operations.

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

     During the first quarter of 1995, the Corporation adopted SFAS No. 114 -- Accounting by Creditors for Impairment of a Loan and SFAS No. 118 -- Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. SFAS No. 114 addresses accounting by creditors for impairment of certain loans. It requires that impaired loans within the scope of the statement (primarily commercial credits) be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily charge card, residential real estate and consumer installment loans, are excluded from the scope of these Statements. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible loan losses. SFAS No. 118 permits existing income recognition practices to continue. The adoption of these Statements did not have a material impact on the Corporation's net income or financial position.

Allowance for possible loan losses

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

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

Other assets

     The Corporation records specifically identifiable and unidentifiable (goodwill) intangibles in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Original lives range from 3 to 15 years. Goodwill is amortized on the straight-line basis. Identifiable intangibles are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Goodwill and other valuation intangibles are reviewed for impairment when events indicate that the carrying value may not be recoverable.

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

Cash flows

     On December 29, 1995, the Corporation transferred all held-to-maturity securities to available-for-sale. See Note 2 on page 49 for further information. The non-cash portion of this transaction was excluded from the Corporation's Consolidated Statement of Cash Flows.

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

Management's estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include: provision and allowance for possible loan losses, income taxes, pension cost, postemployment benefits, valuation of intangible assets, fair values and temporary vs. other-than-temporary impairment.

2. PORTFOLIO SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                       DECEMBER 31, 1996                                   DECEMBER 31, 1995
                       -------------------------------------------------   -------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                          COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                       ---------    ----------   ----------     -----      ---------    ----------   ----------     -----
                                                                  (IN THOUSANDS)
U.S. Treasury........  $1,295,286    $ 2,749      $15,817     $1,282,218   $1,189,605    $15,967       $  405     $1,205,167
Federal agency.......   2,369,251      2,858       14,383      2,357,726    1,726,694     15,968        2,084      1,740,578
State and
  municipal..........     301,650     11,725          532        312,843      294,120     14,973          288        308,805
Other................      32,479          5           88         32,396      134,690        929          202        135,417
                       ----------    -------      -------     ----------   ----------    -------       ------     ----------
Total securities.....  $3,998,666    $17,337      $30,820     $3,985,183   $3,345,109    $47,837       $2,979     $3,389,967
                       ==========    =======      =======     ==========   ==========    =======       ======     ==========

     At December 31, 1996 and 1995, portfolio and trading account securities having a par value of $2.4 billion and $1.7 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $1.4 billion and $1.1 billion were sold under agreement to repurchase at December 31, 1996 and 1995, respectively.

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

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   DECEMBER 31, 1996
                                                                ------------------------
                                                                AMORTIZED        FAIR
                                                                   COST         VALUE
                                                                ---------       -----
                                                                     (IN THOUSANDS)
Maturities:
  Within 1 year.............................................    $1,363,967    $1,364,160
  1 to 5 years..............................................     1,328,470     1,332,886
  5 to 10 years.............................................     1,255,627     1,236,431
  Over 10 years.............................................        22,256        23,379
Other securities without stated maturity....................        28,346        28,327
                                                                ----------    ----------
Total securities............................................    $3,998,666    $3,985,183
                                                                ==========    ==========

     In 1996 and 1995, proceeds from the sale of securities available-for-sale amounted to $1.46 billion and $2.03 billion. Gross gains of $9.3 million and gross losses of $0.5 million were realized on these sales in 1996, while gross gains of $26.3 million and gross losses of $2.9 million were realized on these sales in 1995, and gross gains of $6.0 million and gross losses of $0.8 million were realized in 1994. Net unrealized holding gain or loss on trading securities included in earnings during 1995 changed by $0.2 million from an unrealized gain of $0.8 million at December 31, 1995 to an unrealized gain of $1.0 million at December 31, 1996.

3. LOANS

     The following table summarizes loan balances by category:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1996          1995
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $ 6,484,249   $5,564,489
  Real estate construction..................................      186,912      195,699
  Real estate mortgages.....................................    2,383,659    1,996,670
  Installment...............................................      484,104      478,441
  Charge card...............................................    1,041,886    1,095,897
  Direct lease financing....................................       29,947           --
Foreign loans:
  Governments and official institutions.....................          984          984
  Banks and other financial institutions....................      137,560      160,808
  Other, primarily commercial and industrial................        2,976       40,900
                                                              -----------   ----------
     Total loans............................................   10,752,277    9,533,888
Less unearned income........................................        7,624       16,091
                                                              -----------   ----------
     Loans, net of unearned income..........................   10,744,653    9,517,797
Less allowance for possible loan losses.....................      142,211      129,259
                                                              -----------   ----------
     Loans, net of allowance for possible loan losses.......  $10,602,442   $9,388,538
                                                              ===========   ==========

     The Corporation had approximately $127 million and $103 million of loans classified as held for sale at December 31, 1996 and 1995, respectively. Approximately 71 percent and 80 percent of these respective amounts were real estate mortgages.

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Nonaccrual loans............................................  $28,153   $50,503   $83,803
Restructured loans..........................................    1,512     2,059     2,889
                                                              -------   -------   -------
Total nonperforming loans...................................   29,665    52,562    86,692
Other assets received in satisfaction of debt...............    1,562     2,470     8,071
                                                              -------   -------   -------
  Total nonperforming assets................................  $31,227   $55,032   $94,763
                                                              =======   =======   =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $ 3,134   $ 4,500   $ 5,278
Interest income actually recognized.........................       76     1,572     1,348
                                                              -------   -------   -------
Interest shortfall, before consideration of any income tax
  effect....................................................  $ 3,058   $ 2,928   $ 3,930
                                                              =======   =======   =======

     At December 31, 1996 and 1995, the Corporation had no aggregate public and private sector outstanding to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. Additional information on foreign outstandings is provided in the Foreign Outstandings section on page 26 of this Report.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $129,259   $124,734   $131,676
                                                              --------   --------   --------
Charge-offs.................................................   (62,995)   (61,967)   (69,906)
Recoveries..................................................    14,607     23,497     17,924
                                                              --------   --------   --------
     Net charge-offs........................................   (48,388)   (38,470)   (51,982)
Provisions charged to operations............................    56,540     42,995     45,040
Allowance related to acquired loans.........................     4,800         --         --
                                                              --------   --------   --------
Balance, end of year........................................  $142,211   $129,259   $124,734
                                                              ========   ========   ========

     Details on impaired loans and related allowance are as follows:

                                                    IMPAIRED LOANS         IMPAIRED LOANS       TOTAL
                                                  FOR WHICH THERE IS     FOR WHICH THERE IS    IMPAIRED
                                                  A RELATED ALLOWANCE   NO RELATED ALLOWANCE    LOANS
                                                  -------------------   --------------------   --------
                                                                     (IN THOUSANDS)
December 31, 1996
Balance.........................................        $ 4,827               $23,326          $28,153
Related allowance...............................          3,244                    --            3,244
                                                        -------               -------          -------
Balance, net of allowance.......................        $ 1,583               $23,326          $24,909
                                                        =======               =======          =======
December 31, 1995
Balance.........................................        $19,820               $30,683          $50,503
Related allowance...............................         12,967                    --           12,967
                                                        -------               -------          -------
Balance, net of allowance.......................        $ 6,853               $30,683          $37,536
                                                        =======               =======          =======

                                                                        YEARS ENDED
                                                                        DECEMBER 31
                                                                     -----------------
                                                                      1996      1995
                                                                      ----      ----
                                                                      (IN THOUSANDS)
Average impaired loans......................................         $41,624   $67,874
                                                                     =======   =======
Total interest income on impaired loans.....................         $   160   $ 1,572
                                                                     =======   =======
Interest income on impaired loans recorded on a cash
  basis.....................................................         $   160   $ 1,572
                                                                     =======   =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts are stated below:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Land........................................................    $ 39,153    $ 28,039
Premises....................................................     302,119     266,815
Equipment...................................................     284,934     255,271
Leasehold improvements......................................      29,859      27,731
                                                                --------    --------
     Total..................................................     656,065     577,856
Accumulated depreciation and amortization...................     380,974     352,316
                                                                --------    --------
     Premises and equipment.................................    $275,091    $225,540
                                                                ========    ========

     The provision for depreciation and amortization was $38,147,000 in 1996, $39,142,000 in 1995, and $39,524,000 in 1994.

     In 1990 and 1991, HTSB purchased a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred, pending strategic clarification as to the appropriate size and functional characteristics of this facility.

     During the second quarter of 1992, management determined that a writedown was necessary because of the uncertainty of proceeding with this project in the near future. Therefore, all capitalized expenditures associated with this project, totaling $8.8 million were written off. In addition, the land was written down by $3.0 million, leaving the Corporation's December 31, 1996 and 1995 Consolidated Statement of Condition reflecting a value of $8.5 million for this property.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Corporation enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statement of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 1996. Securities purchased under agreement to resell totaled $79 million at December 31, 1995. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Corporation's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Corporation's interest in these securities.

     The Corporation also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statement of Condition. Securities sold under agreement to repurchase totaled $1.42 billion and $1.18 billion at December 31, 1996 and 1995, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts.

(DOLLARS IN THOUSANDS)
SECURITIES PURCHASED UNDER AGREEMENT TO RESELL                       1996          1995
---------------------------------------------------------------------------------------
Amount outstanding at end of year...........................    $       --   $   79,344
Highest amount outstanding as of any month-end during the
  year......................................................    $   54,380   $  266,588
Daily average amount outstanding during the year............    $   19,880   $   90,147

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE                        1996          1995
---------------------------------------------------------------------------------------
Amount outstanding at end of year...........................    $1,416,988   $1,179,788
Highest amount outstanding as of any month-end during the
  year......................................................    $2,896,879   $2,231,126
Daily average amount outstanding during the year............    $1,701,506   $1,499,031


7. SHORT, MEDIUM AND LONG-TERM NOTES AND UNUSED LINES OF CREDIT

     The following table summarizes the Corporation's long-term notes:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Fixed rate 9 3/8% subordinated notes due June 1, 2001
  ($100,000 par value)......................................    $ 99,107    $ 98,952
Floating rate subordinated note to Bankmont due March 31,
  2005......................................................      50,000      50,000
Floating rate subordinated note to Bankmont due December 1,
  2006......................................................      50,000      50,000
Floating rate subordinated note to Bankmont due December 1,
  2004......................................................     100,000     100,000
Fixed rate 6 1/2% subordinated note to Bankmont due December
  27, 2007..................................................      65,000      65,000
Fixed rate 7 5/8% subordinated note to Bankmont due June 27,
  2008......................................................      15,000          --
                                                                --------    --------
     Total..................................................    $379,107    $363,952
                                                                ========    ========

     On June 27, 1996 in connection with the Household acquisition, Bankcorp issued a $15 million par value 7 5/8% subordinated note to Bankmont that matures on June 27, 2008. All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1996, 180 day LIBOR was 5.60 percent.

     In connection with the issuance of commercial paper and for other corporate purposes, Bankcorp has a revolving credit agreement with a group of five nonaffiliated banks and BMO. This revolving credit agreement has a credit limit of $150 million and a maturity date of December 18, 1999. There were no borrowings under this credit agreement during 1996 or 1995.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 1996, $350 million of short-term notes were outstanding with original maturities of 365 days (remaining maturities ranged from 85 to 168 days) and stated interest rates ranging from 5.50 to 6.04 percent. As of December 31, 1995, $478 million of short-term notes were outstanding with original maturities and stated interest rates ranging from 29 to 180 days and 5.50 to 5.79 percent, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Generally accepted accounting principles require the disclosure of estimated fair values for both on- and off-balance-sheet financial instruments. The Corporation's fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long term borrowings, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in an actual transaction. The fair value estimation methodologies employed by the Corporation were as follows:

     The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities reported on the Corporation's Consolidated Statement of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and portfolio securities were based on quoted market prices.

     A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, charge card, consumer and home equity, were assumed to be the same as carrying value since the loans' interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. A fair-value discount related to nonperforming loans included in the above categories, along with a discount for future credit risk throughout the portfolio, was based on an analysis of expected and unidentified future losses. Accordingly, the fair value estimate for total loans was reduced by these discounts, which in total approximated the allowance for possible loan losses on the Corporation's Consolidated Statement of Condition. Additionally, management considered appraisal values of collateral when nonperforming loans were secured by real estate.

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

     The estimated fair values of the Corporation's financial instruments at December 31, 1996 and 1995 are presented in the following table. See Note 9 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                    DECEMBER 31,
                                              --------------------------------------------------------
                                                         1996                          1995
                                              --------------------------    --------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                               --------         -----        --------         -----
                                                                   (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks...    $ 1,238,028    $ 1,238,028    $ 1,522,418    $ 1,522,418
Money market assets:
  Interest-bearing deposits at banks......        658,257        658,257        457,702        457,702
  Federal funds sold and securities
     purchased under agreement to
     resell...............................        294,792        294,792        179,692        179,692
Portfolio securities available for sale...      3,985,183      3,985,183      3,389,967      3,389,967
Trading account assets....................        110,355        110,355         98,638         98,638
Loans, net of unearned income and
  allowance for possible loan losses......     10,602,442     10,575,977      9,388,538      9,391,070
Customers' liability on acceptances.......         78,983         78,983         95,326         95,326
                                              -----------    -----------    -----------    -----------
     Total on-balance-sheet financial
       assets.............................    $16,968,040    $16,941,575    $15,132,281    $15,134,813
                                              ===========    ===========    ===========    ===========
LIABILITIES
Deposits:
  Demand deposits.........................    $ 7,796,980    $ 7,796,980    $ 5,638,268    $ 5,638,268
  Time deposits...........................      5,193,321      5,177,382      4,590,514      4,596,441
Federal funds purchased and securities
  sold under agreement to repurchase......      1,983,047      1,983,047      1,896,817      1,896,817
Commercial paper outstanding..............        334,653        334,653        292,022        292,022
Other short-term borrowings...............        347,690        347,690        843,049        843,049
Acceptances outstanding...................         78,983         78,983         95,326         95,326
Senior notes..............................        350,000        350,000        478,000        478,000
Long-term notes...........................        379,107        375,525        363,952        379,819
                                              -----------    -----------    -----------    -----------
     Total on-balance-sheet financial
       liabilities........................    $16,463,781    $16,444,260    $14,197,948    $14,219,742
                                              ===========    ===========    ===========    ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities.........................    $   (18,652)   $   (18,652)   $   (13,753)   $   (13,753)
Interest rate contracts:
  Dealer and trading contracts............            803            803          1,041          1,041
  Risk management contracts...............         12,697          9,714         (5,521)       (11,784)
                                              -----------    -----------    -----------    -----------
     Total off-balance-sheet financial
       instruments........................    $    (5,152)   $    (8,135)   $   (18,233)   $   (24,496)
                                              ===========    ===========    ===========    ===========

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Corporation utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Corporation's major categories of financial instruments with off-balance-sheet risk include credit facilities, interest rate and foreign exchange contracts, and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $9.52 billion and $8.20 billion at December 31, 1996 and 1995, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1996, totaled $351 million and at December 31, 1995, totaled $244 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.70 billion at December 31, 1996 and $1.59 billion at December 31, 1995. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $435 million at December 31, 1996 and $270 million at December 31, 1995.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $122 million at December 31, 1996 and $131 million at December 31, 1995.

     Credit risks associated with all of these facilities are mitigated by reviewing customers' creditworthiness on a case-by-case basis, obtaining collateral, limiting loans to individual borrowers, setting restrictions on long-duration maturities and establishing stringent covenant terms outlining performance expectations which, if not met, may cause the Corporation to terminate the contract. Credit risks are further mitigated by monitoring and maintaining portfolios that are well-diversified.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $18.7 million at December 31, 1996 and $13.8 million at December 31, 1995.

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

     Options are contracts that provide the buyer the right (but not the obligation) to purchase or sell a financial instrument, at a specified price, either within a specified period of time or on a certain date. Interest rate guarantees (caps, floors and collars) are agreements between two parties that, in general, establish for the purchaser a maximum level of interest expense or a minimum level of interest revenue based on a notional principal amount for a specified term. Options and guarantees written create exposure to market risk. As a writer of interest rate options and guarantees, the Corporation receives a premium at the outset of the agreement and bears the risk of an unfavorable change in the price of the financial instrument underlying the option or guarantee. Options and guarantees purchased create exposure to credit risk and, to the extent of the premium paid or unrealized gain recognized, market risk.

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

                                                                         DECEMBER 31
                                                        ---------------------------------------------
                                                             CONTRACTUAL OR              MAXIMUM
                                                            NOTIONAL AMOUNT         REPLACEMENT COST
                                                        ------------------------    -----------------
                                                           1996          1995        1996      1995
                                                           ----          ----        ----      ----
                                                                       (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards..............................    $  146,861    $   56,175    $   --    $    --
  Forward rate agreements...........................       155,000         5,000        98          2
  Options written...................................            --            --        --         --
  Options purchased.................................         1,000            --         2         --
  Guarantees written................................       855,967     1,632,121        --         --
  Guarantees purchased..............................       856,117     1,638,157     1,802      5,801
  Swaps.............................................     1,631,091       876,320     9,198     12,585

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1996 and 1995:

                                                               1996                              1995
                                                  ------------------------------    ------------------------------
                                                  END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                     ASSETS           ASSETS           ASSETS           ASSETS
                                                  (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                  -------------    -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.........................       $    --          $    --          $    --          $    --
     Unrealized losses........................            --               --               --               --
  Forward rate agreements
     Unrealized gains.........................            98               38                2              357
     Unrealized losses........................           (27)             (21)              --             (284)
  Options
     Purchased................................             2               --               --              228
     Written..................................            --               --               --             (164)
  Guarantees
     Purchased................................         1,802           11,588            5,801            7,867
     Written..................................        (1,749)         (11,580)          (5,789)          (7,987)
  Swaps
     Unrealized gains.........................         9,198            6,187           12,585            9,806
     Unrealized losses........................        (8,521)          (4,428)         (11,558)          (8,624)
                                                     -------          -------          -------          -------
       Total Interest Rate Contracts..........       $   803          $ 1,784          $ 1,041          $ 1,199
                                                     =======          =======          =======          =======

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1996, 1995 and 1994 are summarized below:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                  1996        1995        1994
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................    $   926     $(1,462)     $1,020
  Forward rate agreements...................................         --        (285)       (628)
  Options...................................................        (66)       (545)       (224)
  Guarantees................................................     (1,215)        988        (134)
  Swaps.....................................................         69         603         279
Debt Instruments............................................      8,278       5,811        (709)
                                                                -------     -------      ------
     Total Trading Revenue..................................    $ 7,992     $ 5,110      $ (396)
                                                                =======     =======      ======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                                  DECEMBER 31, 1996
                                          ------------------------------------------------------------------
                                           WITHIN        1 TO 3        3 TO 5       5 TO 10
                                           1 YEAR        YEARS         YEARS         YEARS          TOTAL
                                           ------        ------        ------       -------         -----
                                                                    (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount.....................    $145,729      $200,408      $289,023      $167,385      $  802,545
  Average pay rate....................        6.36%         6.24%         6.30%         6.54%           6.35%
  Average receive rate................        5.66%         5.58%         3.85%         5.54%           4.96%
Receive Fixed Swaps:
  Notional amount.....................    $145,729      $200,409      $229,023      $167,385      $  742,546
  Average pay rate....................        5.66%         5.58%         4.86%         6.11%           5.49%
  Average receive rate................        6.32%         6.37%         6.29%         6.54%           6.37%
Basis swaps:
  Notional amount.....................    $ 86,000            --            --            --      $   86,000
  Average pay rate....................        5.39%           --            --            --            5.39%
  Average receive rate................        5.43%           --            --            --            5.43%
     Total notional amount............    $377,458      $400,817      $518,046      $334,770      $1,631,091

Risk management activity

     In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. During 1996 and 1995, interest rate swaps were primarily used to alter the character of funds supporting certain fixed rate loans, the senior note program and the municipal bond portfolio. The Corporation had $584 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1996 with a fair value of $9.7 million and a replacement cost of $13.2 million. At December 31, 1995, the Corporation had $281 million notional amount of swap contracts outstanding with a fair value of ($11.8) million and a replacement cost of zero. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $0.8 million and $3.8 million, respectively, at December 31, 1996 and $0 and $6.3 million, respectively, at December 31, 1995. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 1996 or 1995. There were no deferred gains or losses on terminated contracts at December 31, 1996 or 1995.

     The following table summarizes swap activity for risk management purposes:

                                                                 NOTIONAL
                                                                  AMOUNT
                                                                 --------
                                                              (IN THOUSANDS)
Amount, December 31, 1994...................................    $ 496,853
Additions...................................................      609,406
Maturities..................................................     (475,226)
Terminations................................................     (350,000)
                                                                ---------
Amount, December 31, 1995...................................      281,033
Additions...................................................      680,707
Maturities..................................................     (377,659)
Terminations................................................           --
                                                                ---------
Amount, December 31, 1996...................................    $ 584,081
                                                                =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management:

                                                             DECEMBER 31, 1996
                                            ----------------------------------------------------
                                             WITHIN     1 TO 3     3 TO 5    5 TO 10
                                             1 YEAR     YEARS      YEARS      YEARS      TOTAL
                                             ------     ------     ------    -------     -----
                                                               (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount.........................  $ 31,000   $110,804   $ 57,401   $ 34,876   $234,081
  Average pay rate........................     10.60%      5.81%      6.18%      6.88%      6.69%
  Average receive rate....................      5.73%      5.68%      5.62%      5.64%      5.67%
Basis swaps:
  Notional amount.........................  $350,000         --         --         --   $350,000
  Average pay rate........................      5.42%        --         --         --       5.42%
  Average receive rate....................      5.81%        --         --         --       5.81%
     Total notional amount................  $381,000   $110,804   $ 57,401   $ 34,876   $584,081

Foreign exchange contracts

     Dealer activity

     The Corporation is a dealer in foreign exchange. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. This agreement did not have a material impact on the Corporation's 1996 or 1995 net income or financial position at December 31, 1996 or 1995.

     At December 31, 1996, approximately two-thirds of the Corporation's gross notional positions in foreign currency contracts are represented by seven currencies: English pounds, German deutsche marks, Canadian dollars, Japanese yen, Belgian francs, Italian lira and French francs.

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

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                                  DECEMBER 31
                                                 ---------------------------------------------
                                                      CONTRACTUAL OR              MAXIMUM
                                                     NOTIONAL AMOUNT         REPLACEMENT COST
                                                 ------------------------    -----------------
                                                    1996          1995        1996      1995
                                                    ----          ----        ----      ----
                                                                (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forward....................  $1,896,730    $4,786,883    $9,345    $45,100
  Options written..............................      56,408        85,551        --         --
  Options purchased............................      56,408        85,551     1,324      1,386

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1996 and 1995:

                                                            1996                            1995
                                                -----------------------------   -----------------------------
                                                END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                   ASSETS          ASSETS          ASSETS          ASSETS
                                                (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                -------------   -------------   -------------   -------------
                                                                       (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains............................    $ 60,666        $ 43,477        $ 45,100        $ 137,511
  Unrealized losses...........................     (60,666)        (43,477)        (45,100)        (139,447)
Options
  Purchased...................................       1,324           1,388           1,386            6,301
  Written.....................................      (1,324)         (1,398)         (1,386)          (6,301)
                                                  --------        --------        --------        ---------
Total Foreign Exchange........................    $     --        $    (10)       $     --        $  (1,936)
                                                  ========        ========        ========        =========

     At December 31, 1996, spot, futures and forward contracts with BMO represent $39,766,000 and ($24,031,0000) of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $1,284,000 and ($40,000) of options purchased and options written, respectively.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1996, 1995 and 1994 are summarized below. 1996 and 1995 net foreign exchange gains include $10.0 million and $8.8 million, respectively, of net profit under the aforementioned agreement with BMO.

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                --------    --------    --------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Spot, futures and forwards..................................     $9,992     $14,290     $19,567
Options.....................................................         --         (42)        202
                                                                 ------     -------     -------
  Total Foreign Exchange....................................     $9,992     $14,248     $19,769
                                                                 ======     =======     =======

Securities activities

     The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $41.9 million at December 31, 1996 and $15.5 million at December 31, 1995.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 1996 or 1995.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Corporation had two concentrations of credit risk arising from financial instruments at December 31, 1996 and 1995. These concentrations were the Midwest geographic area and individuals. Each concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

     A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $13.7 billion or 49 percent of the Corporation's total credit exposure at December 31, 1996 and $12.8 billion or 49 percent of the Corporation's total credit exposure at December 31, 1995.

     The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 for information on collateral supporting credit facilities.

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

     The Corporation's maximum risk of accounting loss, should all individual customers fail to perform according to contract terms and all available collateral prove to be worthless, was approximately $5.8 billion or 21 percent of the Corporation's total credit exposure at December 31, 1996 and $5.7 billion or 22 percent of the Corporation's total credit exposure at December 31, 1995.

11. RETIREMENT AND OTHER POSTEMPLOYMENT PLANS

     The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1996. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1996. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities. In 1995, the Corporation prospectively expanded the definition of qualifying compensation and reduced the rate used to compute retirement benefits. The estimated net cost savings generated by these changes was $2.28 million in 1995.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1996, the contribution was less than the amount recorded as pension expense for financial reporting purposes. For 1995, the contribution was greater than the amount recorded as pension expense for financial reporting purposes. For 1994, the minimum and maximum deductible contribution were both zero as a result of the full funding limitation.

     In 1995, the Corporation changed mortality rates from the 1984 Unisex Pensioner Mortality Table to the 1983 Group Annuity Mortality Table in accordance with the Retirement Protection Act of 1994. In addition, the assumptions regarding future annual increases were modified as follows: the wage base was decreased from 6% to 5% and the Consumer Price Index was reduced by 1% at each age. These changes had no material effect on 1995 pension expense. In 1994, the Corporation elected to change the measurement date for plan assets and liabilities from December 31 to September 30. The change had no material effect on 1994 or prior years' pension expense.

                                                                  YEARS ENDED DECEMBER 31
                                                             ---------------------------------
                                                              1996**      1995**      1994**
                                                              ------      ------      ------
                                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $144,032 in 1996, $145,430 in 1995 and $105,804 in
     1994..................................................  $ 160,736   $ 162,325   $ 122,357
                                                             =========   =========   =========
Projected benefit obligation for service rendered to
  date.....................................................  $(209,871)  $(212,772)  $(172,016)
Plan assets at fair value*.................................    217,175     206,539     187,249
                                                             ---------   ---------   ---------
Excess of plan assets over projected benefit obligation....      7,304      (6,233)     15,233
Unrecognized net (gain) loss from past experience different
  from that assumed and effects of changes in
  assumptions..............................................        812      17,401      (3,416)
Prior service cost not yet recognized in net periodic
  pension cost.............................................     (7,962)     (8,797)     (4,221)
Unrecognized net asset at December 31 being recognized over
  16.3 years from January 1, 1986..........................     (1,868)     (2,222)     (2,577)
Contributions made between measurement date (September 30)
  and end of year..........................................      7,111       7,827          --
                                                             ---------   ---------   ---------
  Prepaid pension cost.....................................  $   5,397   $   7,976   $   5,019
                                                             =========   =========   =========
Assumptions used:
  Discount rate............................................       7.50%       7.25%       7.75%
  Rate of increase in compensation.........................       5.70%       5.70%       6.60%
  Expected long-term asset return..........................       8.00%       8.00%       8.00%

-------------------------
 * Plan assets consist primarily of participating units in collective trust funds administered by HTSB.

** Plan assets and obligations measured as of September 30.

     Net pension expense included the following components for the primary plan:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Service cost-benefits earned during the period..............  $ 10,270   $  7,659   $ 10,796
Interest cost on projected benefit obligation...............    15,206     13,718     13,526
Actual return on plan assets................................   (21,864)   (32,128)     1,368
Net amortization and deferral...............................     5,388     16,271    (17,460)
                                                              --------   --------   --------
  Net periodic pension expense..............................  $  9,000   $  5,520   $  8,230
                                                              ========   ========   ========

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Accumulated benefit obligation..............................  $ 7,293   $ 5,871   $ 7,703
Projected benefit obligation for service rendered to date...   15,598    14,543    19,573
Accrued pension liability...................................    8,891     7,599     6,138
Net periodic pension expense................................    2,465     4,256     6,983
Assumptions used:
  Discount rate.............................................     5.25%     5.25%     5.75%
  Rate of increase in compensation..........................     5.70%     5.70%     6.60%

     During 1996, 1995 and 1994, the Corporation's lump-sum benefit payments to retirees resulted in settlement losses of approximately $0.1 million, $0.8 million and $3.1 million, respectively, reflected above as a portion of net periodic pension expense.

     The total consolidated pension expense of the Corporation, including the supplemental plan, for 1996, 1995 and 1994 was $11.5 million, $9.8 million and $15.2 million, respectively.

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

     In 1994 the Corporation elected to change the measurement date for plan assets and liabilities from December 31 to September 30; the change had no material effect on 1994 benefit expense. The following table sets forth the postretirement medical care benefit plan's status at December 31, 1996, 1995 and 1994 for the Corporation:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 1996**      1995**      1994**
                                                                 ------      ------      ------
                                                                         (IN THOUSANDS)
Actuarial present value of benefit obligation:
  Retirees..................................................    $(19,688)   $(22,104)   $(28,562)
  Fully eligible active plan participants...................      (3,697)     (3,744)     (5,041)
  Other active employees not fully eligible.................     (15,165)    (13,418)    (13,637)
                                                                --------    --------    --------
Accumulated postretirement benefit obligation...............     (38,550)    (39,266)    (47,240)
Plan assets at fair value*..................................      12,133       8,350       6,924
                                                                --------    --------    --------
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................     (26,417)    (30,916)    (40,316)
Unrecognized net (gain) loss from past experience different
  from that assumed.........................................     (13,430)    (11,385)       (949)
Prior service cost not yet recognized in net periodic
  postretirement benefit cost...............................       2,788       2,982       3,177
Unrecognized transition obligation..........................      31,463      33,430      35,396
                                                                --------    --------    --------
Prepaid (accrued) postretirement benefit cost...............    $ (5,596)   $ (5,889)   $ (2,692)
                                                                ========    ========    ========
Assumptions used in determining actuarial present value of
  benefit obligation:
  Discount rate.............................................        7.50%       7.25%       7.75%
  Rate of increase in health care costs:
     Initial................................................        8.50%       9.00%      12.00%
     Ultimate...............................................        6.00%       6.00%       7.00%
  Expected long-term asset return...........................        8.00%       8.00%       8.00%

-------------------------
 * Plan assets consist primarily of participating units in collective trust funds administered by HTSB.

** Plan assets and obligations measured as of September 30.

     Net postretirement benefit expense included the following components:

                                                                  YEARS ENDED DECEMBER 31
                                                                ----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Service cost-benefits earned during the period..............    $ 1,735    $ 1,260    $2,003
Interest cost on accumulated postretirement benefit
  obligation................................................      2,644      2,634     3,399
Actual return on plan assets................................     (1,067)    (1,426)        2
Amortization of transition obligation over 20 years.........      1,966      1,966     1,966
Net amortization and deferral...............................         82        657      (203)
                                                                -------    -------    ------
  Net postretirement benefit expense........................    $ 5,360    $ 5,091    $7,167
                                                                =======    =======    ======

     For 1996, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 8.5 percent and was assumed to decrease gradually to 6 percent in 2001 and remain level thereafter. For 1995 and 1994, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 9 percent and 12 percent, respectively, and was assumed to decrease gradually to 6 percent and 7 percent, respectively, in 2001 and remain level thereafter. This health care cost trend rate assumption had a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point each year would have increased the accumulated postretirement benefit obligation as of September 30, 1996, September 30, 1995 and September 30, 1994 by $6.3 million, $6.3 million and $7.3 million, respectively, and the aggregate service and interest cost components of net postretirement benefit expense for 1996 by approximately $0.8 million.

12. STOCK OPTIONS

     At December 31, 1996, the Corporation has two stock-based compensation plans which are described below. During the first quarter of 1996, the Corporation adopted SFAS No. 123, Accounting for Stock-based Compensation and elected the fair value based method of accounting for its stock-based compensation plans. Employment expense for these plans was $4.6 million and $0.5 million in 1996 and 1995, respectively. There was no expense in 1994.

     In January 1996, the Corporation adopted the Harris Bank Stock Option Program under the Bank of Montreal Stock Option Plan. The plan was established for certain designated executives and certain other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees. On February 26, 1996, the Corporation granted 510,200 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to U.S. $22.55). The estimated grant-date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 7.57%, expected life of 7.5 years, expected volatility of 16.97% and compound annual dividend growth of 5.24%. A summary of the status of the stock option plan as of December 31, 1996 and changes during the year ended December 31, 1996 is presented below:

                                                                  WEIGHTED-AVERAGE
                       OPTIONS                          SHARES     EXERCISE PRICE
                       -------                          ------    ----------------
Outstanding at 1/1/96.................................        0
Granted...............................................  510,200        $22.55
Exercised.............................................        0
Forfeited, cancelled..................................    8,800         22.55
Expired...............................................        0
                                                        -------
Outstanding at 12/31/96...............................  501,400         22.55
                                                        =======
Options exercisable at 12/31/96.......................     None
Weighted-average fair value of options granted during
  1996................................................    $4.26

     The Corporation maintains the Harris Bank Stock Appreciation Rights Plan which was established in January 1995. The rights granted under this plan have either a three-year or five-year term and are exercisable after the expiration of the respective term, assuming cumulative performance goals are met. No rights were granted in 1996. There are 601,000 rights outstanding at December 31, 1996.

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $19,598,000 in 1996, $18,144,000 in 1995 and $16,002,000 in 1994. These amounts include real estate taxes, maintenance and other rental-related operating costs of $4,678,000, $3,992,000 and $4,151,000 for 1996, 1995 and 1994, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 1996 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
1997........................................................     $13,468
1998........................................................      11,344
1999........................................................       9,143
2000........................................................       7,261
2001........................................................       7,062
2002 and thereafter.........................................      14,406
                                                                 -------
     Total minimum future rentals...........................     $62,684
                                                                 =======

     Occupancy expenses for 1996, 1995, and 1994 have been reduced by $14,466,000, $13,200,000 and $13,816,000, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 1996, 1995, and 1994 applicable income tax expense (benefit) was as follows:

                                                           FEDERAL    STATE    FOREIGN    TOTAL
                                                           -------    -----    -------    -----
                                                                      (IN THOUSANDS)
1996:
  Current................................................  $62,871   $ 5,483   $1,213    $69,567
  Deferred...............................................   (2,513)   (1,242)      --     (3,755)
                                                           -------   -------   ------    -------
       Total.............................................  $60,358   $ 4,241   $1,213    $65,812
                                                           =======   =======   ======    =======
1995:
  Current................................................  $68,348   $ 3,178   $   29    $71,555
  Deferred...............................................   (2,683)    1,303       --     (1,380)
                                                           -------   -------   ------    -------
     Total...............................................  $65,665   $ 4,481   $   29    $70,175
                                                           =======   =======   ======    =======
1994:
  Current................................................  $27,335   $   980   $   31    $28,346
  Deferred...............................................       90    (3,908)      --     (3,818)
                                                           -------   -------   ------    -------
       Total.............................................  $27,425   $(2,928)  $   31    $24,528
                                                           =======   =======   ======    =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1996, 1995 and 1994.

                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................  $54,963   $51,179   $53,765
  Intangible assets.........................................    7,221     8,023     7,182
  Deferred employee compensation............................    6,101     5,116     4,432
  Deferred expense and prepaid income.......................    4,920     7,467     7,029
  Pension and medical trust.................................    4,702     4,917     3,910
  Other assets..............................................    4,312     2,893     3,793
                                                              -------   -------   -------
     Deferred tax assets....................................   82,219    79,595    80,111
                                                              -------   -------   -------
Gross deferred tax liabilities:
  Depreciable assets........................................   (2,873)   (3,200)   (3,899)
  Other liabilities.........................................   (1,113)   (1,917)   (3,114)
                                                              -------   -------   -------
     Deferred tax liabilities...............................   (3,986)   (5,117)   (7,013)
Valuation allowance.........................................       --        --        --
                                                              -------   -------   -------
  Net deferred tax assets...................................   78,233    74,478    73,098
                                                              -------   -------   -------
Tax effect of adjustment related to available-for-sale
  securities................................................    5,364   (17,787)   21,535
                                                              -------   -------   -------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................  $83,597   $56,691   $94,633
                                                              =======   =======   =======

     At December 31, 1996 and 1995, the respective net deferred tax assets of $78.2 million and $74.5 million included $64.9 million and $62.4 million for Federal tax and $13.3 million and $12.1 million for Illinois tax, respectively. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire deferred tax asset. The deferred taxes reported on the Corporation's Consolidated Statement of Condition at December 31, 1996 and 1995 also include a $5.4 million deferred tax asset and a $17.8 million deferred tax liability, respectively, for the tax effect of the net unrealized gains associated with marking to market certain securities designated as available for sale.

     Total income tax expense of $65,812,000 for 1996, $70,175,000 for 1995, and $24,528,000 for 1994 reflects effective tax rates of 31.6 percent, 32.2 percent, and 20.1 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                           YEARS ENDED DECEMBER 31
                                      -----------------------------------------------------------------
                                             1996                   1995                   1994
                                      -------------------   --------------------   --------------------
                                                 PERCENT                PERCENT                PERCENT
                                                OF PRETAX              OF PRETAX              OF PRETAX
                                      AMOUNT     INCOME      AMOUNT     INCOME      AMOUNT     INCOME
                                      ------    ---------    ------    ---------    ------    ---------
                                                           (DOLLARS IN THOUSANDS)
Computed tax expense................  $72,862     35.0%     $ 76,204     35.0%     $ 42,656      35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance...................   (7,240)    (3.5)      (10,463)    (4.8)      (14,135)    (11.6)
  Reduction of deferred tax
     valuation allowance............       --       --            --       --        (2,825)     (2.3)
  Other, net........................      190      0.1         4,434      2.0        (1,168)     (1.0)
                                      -------     ----      --------     ----      --------     -----
Actual tax expense..................  $65,812     31.6%     $ 70,175     32.2%     $ 24,528      20.1%
                                      =======     ====      ========     ====      ========     =====

     The tax expense from net gains on security sales amounted to $3,418,000, $9,094,000 and $4,440,000 in 1996, 1995 and 1994, respectively.

15. REGULATORY CAPITAL

     Bankcorp, as a U.S. bank holding company, and HTSB, as a state-member bank, must each adhere to the capital adequacy guidelines of the Federal Reserve Board (the "Board"), which are not significantly different than those published by other U.S. banking regulators. Effective December 31, 1992, the guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. At year-end 1996, the portion of the allowance for possible loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." Classification within a category is based primarily on the three capital adequacy measures. An institution is considered "well capitalized" if its capital level significantly exceeds the required minimum levels, "adequately capitalized" if it meets the minimum levels, "undercapitalized" if it fails to meet the minimum levels, "significantly undercapitalized" if it is significantly below the minimum levels and "critically undercapitalized" if it has a ratio of tangible equity to total assets of 2 percent or less.

     Noncompliance with minimum capital requirements may result in regulatory corrective actions which could have a material effect on the Corporation. Depending on the level of noncompliance, regulatory corrective actions may include the following: requiring a plan for restoring the institution to an acceptable capital category, restricting or prohibiting certain activities, appointing a receiver or conservator for the institution.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Corporation and HTSB as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of conditions or events since December 31, 1996 that have changed the capital category of the Corporation or HTSB.

     The following table summarizes the Corporation's and HTSB's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                TO BE WELL CAPITALIZED UNDER
                                                           FOR CAPITAL            PROMPT CORRECTIVE ACTION
                                  ACTUAL                ADEQUACY PURPOSES                PROVISIONS
                          -----------------------    -----------------------    ----------------------------
                            CAPITAL       CAPITAL      CAPITAL       CAPITAL       CAPITAL         CAPITAL
                             AMOUNT        RATIO        AMOUNT        RATIO         AMOUNT          RATIO
                            -------       -------      -------       -------       -------         -------
                                                        (DOLLARS IN THOUSANDS)
As of December 31, 1996:
  Total Capital to
     Risk-Weighted
     Assets
     Corporation......      $1,731,448     11.40%  > $ 1,215,051  > $ 8.00%   >  $ 1,518,814  >     10.00%
                                                   -              -           -               -
     HTSB.............      $1,340,198     10.74%  > $   998,285  > $ 8.00%   >  $ 1,247,857  >     10.00%
  Tier 1 Capital to                                -              -           -               -
     Risk-Weighted
     Assets
     Corporation......      $1,230,628      8.10%  >  $  607,718  > $ 4.00%   >   $  911,576  >      6.00%
                                                   -              -           -               -
     HTSB.............       $ 928,872      7.44%  >  $  499,394  > $ 4.00%   >   $  749,090  >      6.00%
  Tier 1 Capital to                                -              -           -               -
     Average Assets
     Corporation......      $1,230,628      6.88%  >  $  715,481  > $ 4.00%   >   $  894,352  >      5.00%
                                                   -              -           -               -
     HTSB.............       $ 928,872      6.65%  >  $  558,720  > $ 4.00%   >   $  698,400  >      5.00%
As of December 31, 1995:                           -              -           -               -
  Total Capital to
     Risk-Weighted
     Assets
     Corporation......      $1,593,810     11.79%  > $ 1,081,466  > $ 8.00%   >  $ 1,351,832  >     10.00%
                                                   -              -           -               -
     HTSB.............      $1,208,671     10.86%  > $   890,365  > $ 8.00%   >  $ 1,112,957  >     10.00%
  Tier 1 Capital to                                -              -           -               -
     Risk-Weighted
     Assets
     Corporation......      $1,100,899      8.14%  > $   540,982  > $ 4.00%   >  $   811,473  >      6.00%
                                                   -              -           -               -
     HTSB.............       $ 819,818      7.37%  > $   444,949  > $ 4.00%   >  $   667,423  >      6.00%
  Tier 1 Capital to                                -              -           -               -
     Average Assets
     Corporation......      $1,100,899      6.77%  > $   650,457  > $ 4.00%   >  $   813,072  >      5.00%
                                                   -              -           -               -
     HTSB.............       $ 819,818      6.44%  > $   509,204  > $ 4.00%   >  $   636,505  >      5.00%
                                                   -              -           -               -

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $1,540,052,000 and $1,175,037,000 at December 31, 1996 and
1995, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $245,342,000 of dividends at December 31, 1996. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $75,884,000 and $63,265,000 in 1996 and 1995, respectively.

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

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1996 and 1995, daily average reserve balances of $234 million and $198 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 1996 and 1995, balances on deposit at the Federal Reserve Bank totaled $166 million and $441 million, respectively.

17. CONTINGENT LIABILITIES

     Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position.

18. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                          FOREIGN      DOMESTIC     CONSOLIDATED
                                                          -------      --------     ------------
                                                                     (IN THOUSANDS)
1996
Total operating income.................................  $   40,067   $ 1,426,094   $ 1,466,161
Total expenses.........................................      13,399     1,244,586     1,257,985
                                                         ----------   -----------   -----------
Income before taxes....................................      26,668       181,508       208,176
Applicable income taxes................................      10,599        55,213        65,812
                                                         ----------   -----------   -----------
Net income.............................................  $   16,069   $   126,295   $   142,364
                                                         ==========   ===========   ===========
Identifiable assets at year-end........................  $  835,657   $17,393,083   $18,228,740
                                                         ==========   ===========   ===========
1995
Total operating income.................................  $   49,329   $ 1,353,204   $ 1,402,533
Total expenses.........................................      23,922     1,160,885     1,184,807
                                                         ----------   -----------   -----------
Income before taxes....................................      25,407       192,319       217,726
Applicable income taxes................................      10,098        60,077        70,175
                                                         ----------   -----------   -----------
Net income.............................................  $   15,309   $   132,242   $   147,551
                                                         ==========   ===========   ===========
Identifiable assets at year-end........................  $  817,228   $14,858,973   $15,676,201
                                                         ==========   ===========   ===========
1994
Total operating income.................................  $   53,416   $ 1,095,633   $ 1,149,049
Total expenses.........................................      23,584     1,003,591     1,027,175
                                                         ----------   -----------   -----------
Income before taxes....................................      29,832        92,042       121,874
Applicable income taxes................................      11,857        12,671        24,528
                                                         ----------   -----------   -----------
Net income.............................................  $   17,975   $    79,371   $    97,346
                                                         ==========   ===========   ===========
Identifiable assets at year-end........................  $1,042,784   $14,288,755   $15,331,539
                                                         ==========   ===========   ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1996, 1995 and 1994, identifiable foreign assets accounted for 5, 5 and 7 percent, respectively, of total consolidated assets.

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Presented below is the statement of income, balance sheet and statement of cash flows for Harris Bankcorp, Inc. (parent company only):

Statement of Income

                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                                 -------------------------------
                                                                   1996        1995       1994
                                                                   ----        ----       ----
                                                                         (IN THOUSANDS)
*Interest on securities purchased from bank subsidiary under
   agreement to resell.......................................    $  5,473    $  8,820    $ 7,032
 Interest on advances to affiliates..........................         203          --         --
*Interest on advances to bank subsidiaries...................      20,807      17,081     13,613
*Interest on advances to nonbank subsidiaries................          --           1          2
 Interest on investments in Federal agency securities........      10,466       7,442      6,387
 Interest on investments in foreign securities...............         246       1,367        217
*Interest on deposits at bank subsidiaries...................          62         916        571
 Interest on deposits at nonaffiliated banks.................          --         463        507
*Dividends from bank subsidiaries............................      75,884      61,765     47,231
*Dividends from nonbank subsidiaries.........................          --       1,500      2,500
 Other operating income......................................         159          20         58
                                                                 --------    --------    -------
      Total operating income.................................     113,300      99,375     78,118
                                                                 --------    --------    -------
 Interest expense on commercial paper........................      13,969      15,054     11,496
 Interest expense on long-term notes.........................      26,067      23,005     19,520
 Other operating expense.....................................      10,215       6,870      5,228
                                                                 --------    --------    -------
      Total operating expenses...............................      50,251      44,929     36,244
                                                                 --------    --------    -------
 Income before income taxes and equity in undistributed net
   income of subsidiaries....................................      63,049      54,446     41,874
 Applicable income tax benefit...............................      (5,430)     (4,323)    (3,441)
                                                                 --------    --------    -------
 Income before equity in undistributed net income of
   subsidiaries..............................................      68,479      58,769     45,315
*Equity in undistributed net income of bank subsidiaries.....      68,268      86,317     51,960
*Equity in undistributed net income of nonbank
   subsidiaries..............................................       5,617       2,465         71
                                                                 --------    --------    -------
      Net income.............................................    $142,364    $147,551    $97,346
                                                                 ========    ========    =======

-------------------------
* Eliminated in consolidation.

Balance Sheet

                                                                     DECEMBER 31
                                                               -----------------------
                                                                  1996         1995
                                                                  ----         ----
                                                                   (IN THOUSANDS)
 ASSETS
 Demand balances due from banks..............................  $       50   $       50
 Investment in U. S. Treasury and Federal agency
   securities................................................     202,607      138,511
 Investment in foreign securities............................          --       24,754
*Securities purchased from bank subsidiary under agreement
   to resell.................................................          --      138,475
*Advances to bank subsidiaries...............................     335,000      295,000
*Interest-bearing deposits at bank subsidiaries..............     152,799       25,000
 Equity investments in wholly-owned subsidiaries:
   *Banks....................................................   1,482,549    1,123,183
   *Nonbanks.................................................      57,503       51,854
 Other assets................................................       7,206        9,115
                                                               ----------   ----------
        Total assets.........................................  $2,237,714   $1,805,942
                                                               ==========   ==========
 LIABILITIES AND STOCKHOLDER'S EQUITY
 Commercial paper outstanding................................  $  334,653   $  292,022
 Other liabilities...........................................       8,788        4,192
 Long-term notes.............................................     379,107      363,952
                                                               ----------   ----------
        Total liabilities....................................     722,548      660,166
 Stockholder's equity........................................   1,515,166    1,145,776
                                                               ----------   ----------
        Total liabilities and stockholder's equity...........  $2,237,714   $1,805,942
                                                               ==========   ==========

-------------------------
*Eliminated in consolidation.

Statement of Cash Flows

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                           -----------------------------------
                                                             1996        1995         1994
                                                             ----        ----         ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income...............................................  $ 142,364   $ 147,551   $    97,346
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Undistributed net income of subsidiaries...............    (73,885)    (88,782)      (52,031)
  Accretion and amortization.............................    (10,712)     (7,069)       (5,037)
  Deferred income tax (benefit) provision................        (65)        (52)           30
  Net decrease (increase) in interest receivable.........        966        (812)         (344)
  Other, net.............................................      4,434        (268)       (1,172)
                                                           ---------   ---------   -----------
       Net cash provided by operating activities.........     63,102      50,568        38,792
                                                           ---------   ---------   -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks.....   (127,799)         --        (5,000)
  Net decrease (increase) in securities purchased under
     agreement to resell.................................    138,475      (1,563)       14,525
  Proceeds from maturities of portfolio securities.......    865,880     774,155     1,102,363
  Purchases of portfolio securities......................   (894,510)   (729,552)   (1,096,928)
  Additional capital invested in bank subsidiaries.......   (325,000)         --            --
  Net (increase) decrease in advances to subsidiaries....    (30,000)    (60,000)          500
  Net increase in advances to affiliates.................    (10,000)         --            --
  Other, net.............................................          5      (1,193)           21
                                                           ---------   ---------   -----------
       Net cash (used) provided by investing
          activities.....................................   (382,949)    (18,153)       15,481
                                                           ---------   ---------   -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in commercial paper
     outstanding.........................................     42,631     (14,715)      (19,531)
  Proceeds from issuance of long-term notes..............     15,000      65,000            --
  Proceeds from issuance of Series A preferred stock.....         --     180,000            --
  Proceeds from issuance of Series B preferred stock.....     45,000          --            --
  Contribution to capital surplus........................    280,422          --            --
  Cash dividends paid Series A preferred stock...........    (13,195)         --            --
  Cash dividends paid Series B preferred stock...........     (1,811)         --            --
  Cash dividends paid on common stock....................    (48,200)   (262,700)      (34,738)
                                                           ---------   ---------   -----------
       Net cash provided (used) by financing
          activities.....................................    319,847     (32,415)      (54,269)
                                                           ---------   ---------   -----------
Net increase in demand balances due from banks...........         --          --             4
Demand balances due from banks at January 1..............         50          50            46
                                                           ---------   ---------   -----------
Demand balances due from banks at December 31............  $      50   $      50   $        50
                                                           =========   =========   ===========

20. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 1996 and 1995, intangible assets, including goodwill resulting from business combinations, amounted to $310,663,000 and $38,407,000, respectively. Amortization of these intangibles amounted to $18,168,000 in 1996, $9,350,000 in 1995, and $10,266,000 in 1994. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

     On June 28, 1996, HTSB completed the acquisition of 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International, Inc. The 54 branches are located throughout the metropolitan Chicago area. In addition to acquiring real and personal property, HTSB has assumed certain deposit liabilities and purchased other assets, primarily consumer loans. The transaction has been accounted for as a purchase and the Corporation's consolidated financial statements include the results of the acquired branches from the date of acquisition. In anticipation of this transaction, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series B non-voting, callable perpetual preferred stock and an additional $15 million of long term subordinated debt. Both issues were purchased by Bankmont. The balance of the capital, $280 million, was provided through a direct infusion of common equity by Bankmont.

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

     Following is an unaudited condensed statement of condition of the Corporation at June 30, 1996, reflecting the impact of the transaction on the Corporation's financial position at the acquisition date.

                                               JUNE 30, 1996     HOUSEHOLD                   JUNE 30, 1996
                                             WITHOUT HOUSEHOLD    IMPACT                      AS REPORTED
                                             -----------------   ---------                   -------------
                                                                     (IN MILLIONS)
ASSETS
Cash and demand balances due from banks.....      $ 1,179         $   105 (a)(f)                $ 1,284
Money market and trading account assets.....          863                                           863
Portfolio securities........................        4,386                                         4,386
Loans, net of unearned income...............        9,895             340 (b)                    10,235
Allowance for possible loan losses..........         (134)             (5)(b)                      (139)
Premises and equipment......................          230              30 (c)                       260
Other assets................................          685             294 (b)(c)(d)(g)              979
                                                  -------         -------                       -------
     Total assets...........................      $17,104         $   764                       $17,868
                                                  =======         =======                       =======
LIABILITIES
Total deposits..............................      $11,023         $ 1,643 (e)(f)                $12,666
Short-term borrowings.......................        4,324          (1,244)(f)                     3,080
Other liabilities...........................          271              25 (g)                       296
Long-term notes.............................          364              15 (a)                       379
                                                  -------         -------                       -------
     Total liabilities......................      $15,982         $   439                       $16,421
                                                  =======         =======                       =======
STOCKHOLDER'S EQUITY
Preferred stock.............................      $   180         $    45 (a)                   $   225
Common equity...............................          942             280 (a)                     1,222
                                                  -------         -------                       -------
     Total stockholder's equity.............        1,122             325                         1,447
                                                  -------         -------                       -------
     Total liabilities and stockholder's
       equity...............................      $17,104         $   764                       $17,868
                                                  =======         =======                       =======

-------------------------
(a) The Corporation received a contribution to capital surplus from Bankmont of $280 million and issued to Bankmont $45 million of preferred stock and $15 million of subordinated debt.

(b) The Corporation acquired loans amounting to $340 million plus accrued interest receivable and established a related allowance for possible credit losses of $4.8 million in order to record the loans at fair value.

(c) The Corporation acquired fixed assets totaling $30 million including a $3.9 million adjustment to reflect land acquired at fair market value.

(d) The Corporation recorded the $277 million purchase price as an intangible asset.

(e) The Corporation assumed deposit liabilities totaling $2.9 billion.

(f) The Corporation reduced short-term borrowings (wholesale time deposits, Federal funds purchased, etc.) with the net cash available from Household and the related capital infusion from Bankmont. In addition, cash and due from bank balances increased as a result of statutory reserve requirements on deposits.

(g) The Corporation recorded $17 million of accrued interest payable on the assumed deposit liabilities and capitalized as part of the purchase price approximately $6.8 million for investment banker fees, severance costs and other charges.

     In January 1996, the Corporation announced the sale of its securities custody and related trustee services business for large institutions to Citibank. After restructuring charges, the Corporation recognized a $4.0 million gain on the sale. The gain was recorded net of certain anticipated costs to exit this activity, including employee termination benefits, amounting to approximately $13.0 million. Computation of the gain also included the Corporation's estimated obligation to service affected customers on an interim basis. The Corporation is entitled to contingent revenue in the event certain levels of customer retention are achieved by the purchaser of the business. The right to receive such revenue in 1998 was included as consideration in an arrangement consummated with Bankmont during 1996 (see Note 21).

21. RELATED PARTY TRANSACTIONS

     Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $19.2 million at December 31, 1996 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 1996, 1995 and 1994, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings and interest rate and foreign exchange contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 1996, 1995 and 1994, the Corporation received from BMO approximately $14.3 million, $15.7 million and $12.8 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation.

     In order to facilitate HTSB's exit from the securities custody and related trustee services business for large institutions (see Note 20), HTSB and Bankmont entered into an agreement effective December 31, 1996 whereby Bankmont will assume responsibility for potential costs (subject to limits) related to certain litigation matters involving HTSB. As part of this agreement Bankmont incurred $2.7 million of costs through the date of the agreement. In return for assuming this obligation, Bankmont is entitled to receive funds from a contingent revenue arrangement between HTSB and Citibank. Bankmont paid HTSB $480,000 as consideration for accepting this arrangement, which was recorded as income. This agreement should be without material tax consequences since HTSB is part of Bankmont's consolidated tax return.

     During 1996, the Corporation purchased $10 million of subordinated debt from Harris Bankmont, Inc., a wholly-owned subsidiary of Bankmont. The debt bears a fixed interest rate of 7 5/8 percent and matures October 1, 2006. Interest income recognized in 1996 on this debt totaled $0.2 million.

     Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. foreign exchange activities. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. 1996 and 1995 foreign exchange revenues included $10.0 million and $8.8 million of net profit, respectively, under this agreement.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG Peat Marwick LLP and Coopers & Lybrand L.L.P. to serve as joint auditors for the years ended December 31, 1996, 1995 and 1994.

     BMO has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Corporation's independent public accountants reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP                     Coopers & Lybrand L.L.P.
Chicago, Illinois
January 31, 1997

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures. There were no changes in independent auditors since December 31, 1993.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankcorp's Board of Directors consists of fifteen members. Directors are elected annually. Each present director, except Mrs. Congalton (an attorney), has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

     F. ANTHONY COMPER, age 51, President and Chief Operating Officer and a Director of Bank of Montreal. Elected in 1990.

     SUSAN T. CONGALTON, age 50, Managing Director, Lupine Partners (private investments). Elected in 1988.

     ROXANNE J. DECYK, age 44, Vice President, Planning, Amoco Corp. (petroleum products) and a Director of Material Sciences Corporation and Snap-On Incorporated. Elected in 1990.

     WILBUR H. GANTZ, age 59, President and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger, Gillette Corporation and Bank of Montreal. Elected in 1984.

     JAMES J. GLASSER, age 62, Chairman Emeritus of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company, Stone Container Corporation and Bank of Montreal. Elected in 1980.

     DR. LEO M. HENIKOFF, age 57, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

     DR. STANLEY O. IKENBERRY, age 62, Regent Professor and President Emeritus of the University of Illinois and a Director of Franklin Life Insurance Company and Pfizer, Inc. Elected in 1985.

     RICHARD M. JAFFEE, age 61, Chairman and Chief Executive Officer, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

     EDWARD W. LYMAN, JR., age 54, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     ALAN G. MCNALLY, age 51, Chairman of the Board and Chief Executive Officer of Bankcorp and Harris Trust and Savings Bank. Elected in 1993.

     MARIBETH S. RAHE, age 48, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     CHARLES H. SHAW, age 64, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

     RICHARD E. TERRY, age 59, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

     JAMES O. WEBB, age 65, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

     WILLIAM J. WEISZ, age 70, Chairman of the Board, Motorola, Inc. (manufacturer of electronic equipment). Elected in 1988.

     In addition to Messrs. McNally and Lyman and Ms. Rahe, the Corporation had fifteen executive officers at December 31, 1996 -- Harry G. Ackstein, age 58, Jeffrey D. Butterfield, age 50, Charles H. Davis, age 54, Michael E. Godwin, age 47, Pierre O. Greffe, age 44, Kenneth R. Keck, age 58, Louis F. Lanwermeyer, age 48, Michael B. Lowe, age 51, Scott B. McCallum, age 37, Richard J. Moreland, age 50, Paul V. Reagan, age 50, William E. Thonn, age 48, Charles R. Tonge, age 49, Edward J. Williams, age 54 and Sohrab Zargham, age 55. Each officer, other than Mr. Reagan, who was, prior to 1995, Managing Director and Counsel with Bankers Trust Company, has held executive positions with the Corporation or an affiliate for many years.

ITEM 11 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (J) (2) (C) OF FORM 10-K.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Bank of Montreal, through its subsidiary, Bankmont Financial Corp., a U.S. bank holding company chartered in Delaware, owns all 6,667,490 issued and outstanding shares of Bankcorp's common stock.

ITEM 13 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (J)(2) (C) OF FORM 10-K.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed with Report:

        (1) Financial Statements (See page 1 for a listing of all financial statements included in Item 8)

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

        (3) Exhibits:

              3. Articles of Incorporation and By-laws

                  a) Restated Certificate of Incorporation (filed as an Exhibit to Bankcorp's 1987 Form 10-K and incorporated herein by reference)

                  b) By-laws of Bankcorp

              4. Indenture dated as of June 1, 1989 relating to Bankcorp's
                 9 3/8% Subordinated Notes Due 2001 (filed as an Exhibit to Bankcorp's May 24, 1989 Registration Statement on Form S-3 and incorporated herein by reference). In addition, Bankcorp has issued three Floating Rate Subordinated Notes and two Fixed Rate Subordinated Notes to its parent company, Bankmont. The principal amount of these notes totals $200 million for the floating rate notes and $80 million for the fixed rate note, respectively. The floating rate notes mature in 2004, 2005 and 2006, respectively. The fixed rate notes mature in 2007 and 2008, respectively. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

             10. Material Contracts and Compensatory Plans

                a) 1996 Managerial Incentive Plan

                b) Harris Growth Incentive Plan (filed as an Exhibit to
                   Bankcorp's 1991 Form 10-K and incorporated herein by reference)

                c) Employees' Savings and Profit Sharing Plan (filed as an
                   Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference)

                d) 1995 Stock Appreciation Rights Plan (filed as an Exhibit to
                   Bankcorp's 1995 Form 10-K and incorporated herein by reference)

                e) Harris Retirement Benefit Replacement Plan (filed as an
                   Exhibit to Bank of Montreal's August 3, 1994 Registration Statement on Form F-4, File No. 33-82358, and incorporated herein by reference)

                f) Harris Bank Stock Option Program, pursuant to which certain designated executives and certain other employees of the Corporation participate in the Bank of Montreal Stock

                   Option Plan (filed as an Exhibit to Bank of Montreal's May 9, 1995 Registration Statement on Form S-8, File No. 33-92112, and incorporated herein by reference)

             23. Consents of Experts and Counsel (consents of Independent
                 Auditors)

             24. Power of Attorney

             27. Financial Data Schedule

     (b) No reports on Form 8-K were filed during the last quarter of 1996.
-------------------------
* Copies of Exhibits (a) (3) 3, 4, 10, 23, 24 and 27 not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 1997.

            /s/ ALAN G. MCNALLY                    Chairman of the Board and Chief Executive
--------------------------------------------       Officer
              Alan G. McNally

            /s/ PIERRE O. GREFFE                   Chief Financial Officer
--------------------------------------------
              Pierre O. Greffe

             /s/ PAUL R. SKUBIC                    Chief Accounting Officer
--------------------------------------------
               Paul R. Skubic

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 24th day of March 1997.

F. Anthony Comper                  Leo M. Henikoff                    Charles H. Shaw
Susan T. Congalton                 Richard M. Jaffee                  Richard E. Terry
Roxanne J. Decyk                   Edward W. Lyman, Jr.               James O. Webb
Wilbur H. Gantz                    Maribeth S. Rahe                   William J. Weisz
James J. Glasser

Alan G. McNally
Attorney-In-Fact

Supplemental Information

     No annual report or proxy statement will be sent to security holders in 1997.