Form 10-Q
period 1997-03-31
HARRIS BANKCORP INC
filed 1997-05-13
CIK 45729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)
[X]                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 1997, OR
[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-18179

                             HARRIS BANKCORP, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              36-2722782
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)
    111 WEST MONROE STREET, CHICAGO, ILLINOIS                 60603
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (312) 461-2121

                           -------------------------

     Harris Bankcorp, Inc. (the "Corporation") has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     At May 13, 1997 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

================================================================================

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended March 31
                                                              -----------------------------
                                                                1997        1996     Change
-------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.........................................  $141,232    $123,143      15%
Net interest income (fully taxable equivalent)..............   147,354     128,699      14
Provision for loan losses...................................    13,882      13,523       3
Noninterest income..........................................    87,853      80,485       9
Noninterest expenses........................................   156,976     131,761      19
Net income..................................................    39,333      39,219      --
Dividends -- common stock...................................    10,600      16,000     (34)
Dividends -- preferred stock................................     4,148       3,408      22
-------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...............     11.13%      15.03%   (390)bp
Return on average assets....................................      0.86        0.98     (12)
Cash basis return on average common stockholder's equity
  (1).......................................................     14.81       16.27    (146)
Cash basis return on average assets (2).....................      0.98        1.03      (5)
Tier 1 risk-based capital ratio.............................      7.92        8.19     (27)
Total risk-based capital ratio..............................     11.07       11.82     (75)
Tier 1 leverage ratio.......................................      6.87        6.96      (9)
Allowance for possible loan losses to total loans
  (period-end)..............................................      1.28        1.37      (9)
-------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income...............................  $ 10,662    $  9,479      12%
Portfolio securities........................................     4,511       3,904      16
Money market assets.........................................       816         588      39
Total interest-earning assets...............................    16,098      14,014      15
Total assets................................................    18,506      16,095      15
Deposits....................................................    12,694      10,643      19
Short-term borrowings.......................................     3,591       3,535       2
Common stockholder's equity.................................     1,282         958      34
-------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income...............................  $ 11,136    $  9,783      14%
Allowance for possible loan losses..........................       142         134       6
Portfolio securities........................................     4,849       4,352      11
Total assets................................................    19,884      16,919      18
Deposits....................................................    13,618      11,116      23
Common stockholder's equity.................................     1,274         942      35
Total stockholder's equity..................................     1,499       1,122      34
-------------------------------------------------------------------------------------------

(1) Cash basis return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles divided by average common stockholder's equity less after-tax average intangible assets.
(2) Cash basis return on average assets is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------
           Harris Bankcorp's earnings for the quarter ended March 31, 1997 were $39.3 million compared to $39.2 million for the same quarter a year earlier. For the current quarter, annualized return on average common stockholder's equity was 11.13% compared to 15.03% in first quarter 1996, while the annualized return on average assets was 0.86% currently and 0.98% in first quarter a year ago.
               Earnings comparability between the quarters was affected by the June 1996 purchase of Household Bank, f.s.b.'s ("Household" or "Household Bank") Chicagoland retail banking business. In addition to the impact of the Household transaction, during first quarter a year ago the Corporation realized a $2.4 million after-tax gain from the sale of its securities custody and related trustee services business for large institutions. Excluding the impact of the Household transaction and the gain from sale of the custody business for large institutions, core earnings increased 11% from first quarter 1996.
               Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $43.9 million in first quarter 1997 compared to $40.9 million in the same quarter a year ago. The cash earnings improvement was attributable to strong business growth across corporate, private and retail banking. With Harris Bankcorp's June 1996 acquisition of Household Bank's Chicagoland network, earnings on a cash basis is the most relevant measure of comparative performance.
               In the current quarter, on a cash basis, return on equity ("cash ROE") and return on assets ("cash ROA") were 14.81% and 0.98%, respectively -- compared to cash ROE of 16.27% and cash ROA of 1.03% in first quarter last year.
               Net interest income on a fully taxable equivalent basis was $147.4 million, up $18.7 million or 14% from first quarter last year. Average earning assets rose 15% to $16.10 billion from $14.01 billion in first quarter 1996, primarily attributable to an increase of $1.18 billion or 12% in average loans. Commercial, installment and residential real estate lending were all strong contributors to this growth. Net interest margin rose slightly from 3.69% in the first quarter last year to 3.70% currently. Excluding the contribution of the Household transaction, net interest income would have increased $6.5 million or 5% quarter-to-quarter.
               First quarter noninterest income of $87.9 million increased 9% from the same quarter last year. Service charge fees rose by $6.3 million, including $2.3 million of fees from accounts associated with the Household acquisition. Other income, which includes syndication fees, mortgage loan sales, equity securities gains and foreign fees increased $2.4 million during the current quarter while trust and investment management fees rose $1.8 million. Foreign exchange income declined by $2.6 million and net gains from debt portfolio securities sales decreased from $2.1 million in first quarter 1996 to $1.3 million during the current quarter.
               First quarter 1997 noninterest expenses of $157.0 million rose $25.2 million or 19% from first quarter a year ago. The prior year's first quarter did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding all Household-related charges, total expenses increased $7.8 million or 6% in first quarter 1997 compared to the year-earlier quarter. This increase is attributable to the cost of property lease cancellation and systems conversions in addition to normal expense increases associated with core business expansion.
               Income tax expense decreased by 1%, reflecting slightly lower pretax income.
               The first quarter 1997 provision for loan losses of $13.9 million was up from $13.5 million in the first quarter of 1996. Net loan charge-offs during the current quarter were $13.8 million compared to $9.1 million in the same period last year, with the difference primarily attributable to higher writeoffs in the charge card portfolio.
               Nonperforming assets at March 31, 1997 totaled $34 million or 0.3% of total loans, compared to $31 million or 0.3% at December 31, 1996, and $54 million or 0.6% a year ago. At March 31, 1997, the allowance for possible loan losses was $142 million, equal to 1.3% of loans outstanding, compared to $134 million or 1.4% at the end of first quarter 1996. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 246% at March 31, 1996 to 413% at March 31, 1997.

--------------------------------------------------------------------------------

               At March 31, 1997, equity capital of Harris Bankcorp amounted to $1.50 billion, up from $1.12 billion one year earlier. The regulatory leverage capital ratio was 6.87% for the first quarter of 1997 compared to 6.96% in the same quarter of 1996. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's March 31, 1997 Tier 1 and total risk-based capital ratios were 7.92% and 11.07%, respectively, compared to respective ratios of 8.19% and 11.82% at March 31, 1996. In conjunction with the acquisition of Household Bank's Chicagoland retail banking business, Harris Bankcorp increased its capital base by $340 million, in part through the issuance of $45 million of preferred stock and an additional $15 million of long-term subordinated debt to the Corporation's parent company, Bankmont Financial Corp. ("BFC"). The balance of the capital, $280 million, was provided via an infusion of equity by BFC. At March 31, 1997, Harris Bankcorp's equity capital included $225 million of preferred stock.
               The Corporation has recently opened three new locations, one in north suburban Lake Forest and two on the City of Chicago's south side, in Brighton Park and Morgan Park. This brings to 144 the number of Harris-affiliated locations (including facilities of banking institutions owned by Harris Bankmont, Inc.) opened or planned throughout Chicagoland.
               Harris Bank has announced that it is extending its successful Small Business Lending Rate ("SBLR") initiative through at least January 1998. The Harris Small Business Lending Rate, in effect a unique "prime" rate for small businesses that tracks one-half percent below The Wall Street Journal Prime, was first introduced as a two-year program in early 1994. Now in its fourth successful year, close to 4,000 Chicagoland small businesses are currently lowering their cost of borrowing by banking at Harris. The decision to again extend SBLR is a demonstration of our intense commitment to Chicagoland's small businesses, which are so important to the growth and vitality of their communities.
               Harris Trust and Savings Bank, together with its 26 community bank affiliates (including banking institutions owned by Harris Bankmont, Inc.), was recently recognized for the second consecutive year by the Small Business Administration ("SBA") as Chicagoland's top SBA bank lender and the second largest in Illinois.
               In April, two very talented and dedicated directors completed their tenure on Harris Bankcorp's Board of Directors after many years of wonderful service to the entire Harris community.
               We are extremely grateful to Dr. Stanley O. Ikenberry, retired President of the University of Illinois and now President of the American Council on Education, for his wise counsel and inspiring vision. Stan's thoughtful style and reflective approach have enriched the Board's deliberations since 1985.
               To William J. Weisz, retired Chairman and Chief Executive Officer of Motorola, Inc., we express our deepest appreciation for his wisdom and superb leadership during these past nine years. Bill's insights and perspectives have been invaluable in shaping our strategy and direction.
               The contribution of these two outstanding individuals will be greatly missed.
               Pastora San Juan Cafferty, Professor at the University of Chicago's School of Social Service Administration, was elected as a new Board member.

           ALAN G. MCNALLY

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer              April 29, 1997

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended March 31
                                                                -----------------------
            (in thousands except per share data)                  1997           1996
---------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $221,436       $198,679
Money market assets:
  Deposits at banks.........................................       8,130          5,121
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,769          3,357
Trading account.............................................         992            945
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      62,453         52,670
  State and municipal.......................................       4,343          4,527
  Other.....................................................         371          1,200
                                                                --------       --------
  Total interest income.....................................     300,494        266,499
                                                                --------       --------
INTEREST EXPENSE
Deposits....................................................     106,754         91,713
Short-term borrowings.......................................      37,099         39,413
Senior notes................................................       8,946          5,642
Long-term notes.............................................       6,463          6,588
                                                                --------       --------
  Total interest expense....................................     159,262        143,356
                                                                --------       --------
NET INTEREST INCOME.........................................     141,232        123,143
Provision for loan losses...................................      13,882         13,523
                                                                --------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........     127,350        109,620
                                                                --------       --------
NONINTEREST INCOME
Trust and investment management fees........................      31,594         29,789
Trading account.............................................         928          1,000
Foreign exchange............................................         888          3,535
Charge card.................................................      11,603          9,966
Service fees and charges....................................      23,396         17,125
Portfolio securities gains..................................       1,338          3,410
Other.......................................................      18,106         15,660
                                                                --------       --------
  Total noninterest income..................................      87,853         80,485
                                                                --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      74,365         62,169
Pension, profit sharing and other employee benefits.........      15,737         16,188
Net occupancy...............................................      14,495         10,726
Equipment...................................................      10,554          9,800
Marketing...................................................       5,989          5,650
Communication and delivery..................................       5,374          5,331
Deposit insurance...........................................         652             16
Other.......................................................      22,848         19,699
                                                                --------       --------
                                                                 150,014        129,579
Goodwill and other valuation intangibles....................       6,962          2,182
                                                                --------       --------
  Total noninterest expenses................................     156,976        131,761
                                                                --------       --------
Income before income taxes..................................      58,227         58,344
Applicable income taxes.....................................      18,894         19,125
                                                                --------       --------
  NET INCOME................................................      39,333         39,219
Dividends on preferred stock................................       4,148          3,408
                                                                --------       --------
Net Income Applicable to Common Stock.......................    $ 35,185       $ 35,811
                                                                ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................    $   5.28       $   5.37
                                                                ========       ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                   March 31    December 31       March 31
(in thousands except share data)                                       1997           1996           1996
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $ 1,657,846    $ 1,238,028    $ 1,071,854
Money market assets:
  Interest-bearing deposits at banks........................        620,917        658,257        457,302
  Federal funds sold and securities purchased under
    agreement to resell.....................................        443,649        294,792        323,157
Trading account assets......................................         44,234        110,355         39,577
Portfolio securities available-for-sale.....................      4,848,503      3,985,183      4,352,333
Loans, net of unearned income of $6,271 in 1997, $7,624
  and $14,272 in 1996.......................................     11,135,883     10,744,653      9,782,744
Allowance for possible loan losses..........................       (142,263)      (142,211)      (133,672)
  Net loans.................................................     10,993,620     10,602,442      9,649,072
Premises and equipment......................................        283,137        275,091        228,307
Customers' liability on acceptances.........................         66,859         78,983         71,355
Goodwill and other valuation intangibles....................        308,405        310,663         36,960
Other assets................................................        617,166        674,946        689,038
                                                                -----------    -----------    -----------
      TOTAL ASSETS..........................................    $19,884,336    $18,228,740    $16,918,955
                                                                ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices - noninterest-bearing..........    $ 3,862,473    $ 3,642,578    $ 2,934,082
                           - interest-bearing...............      7,774,870      7,668,893      5,173,895
Deposits in foreign offices - noninterest-bearing...........         54,391         35,116         91,862
                         - interest-bearing.................      1,926,264      1,643,714      2,915,794
                                                                -----------    -----------    -----------
      Total deposits........................................     13,617,998     12,990,301     11,115,633
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      2,815,140      1,983,047      2,814,151
Commercial paper outstanding................................        264,391        334,653        244,085
Other short-term borrowings.................................         44,065        347,690        457,152
Senior notes................................................        950,000        350,000        443,000
Acceptances outstanding.....................................         66,859         78,983         71,355
Accrued interest, taxes and other expenses..................        165,846        159,250        160,916
Other liabilities...........................................         81,590         90,543        126,407
Long-term notes.............................................        379,149        379,107        363,989
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES.....................................     18,385,038     16,713,574     15,796,688
                                                                -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares
  ($1,000,000 stated value); 7.25% dividend rate............        180,000        180,000        180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000             --
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340         53,340
Surplus.....................................................        484,513        484,319        203,897
Retained earnings...........................................        785,211        760,626        701,279
Unrealized holding gains/(losses), net of deferred taxes of
  ($32,110) in 1997, ($5,364) and ($10,752) in 1996.........        (48,766)        (8,119)       (16,249)
                                                                -----------    -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      1,499,298      1,515,166      1,122,267
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $19,884,336    $18,228,740    $16,918,955
                                                                ===========    ===========    ===========

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                            1997            1996
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,515,166      $1,145,776
  Net income................................................      39,333          39,219
  Contributions to capital..................................         194              --
  Dividends -- Series A preferred stock.....................      (3,262)         (3,408)
  Dividends -- Series B preferred stock.....................        (886)             --
  Dividends -- common stock.................................     (10,600)        (16,000)
  Net change in unrealized holding gains/(losses) on
    available-for-sale securities, net of tax...............     (40,647)        (43,320)
                                                              ----------      ----------
BALANCE AT MARCH 31.........................................  $1,499,298      $1,122,267
                                                              ==========      ==========

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended March 31
                                                              ----------------------------
                       (in thousands)                            1997             1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    39,333      $    39,219
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................       13,882           13,523
  Depreciation and amortization, including intangibles......       17,013           11,440
  Deferred tax benefit......................................         (193)            (917)
  Gain on sales of portfolio securities.....................       (1,338)          (3,410)
  Trading account net sales.................................       66,121           59,061
  Net (increase) decrease in interest receivable............         (551)           5,356
  Net increase in interest payable..........................        2,284            4,240
  Net decrease (increase) in loans held for resale..........       19,924         (193,081)
  Other, net................................................       (4,538)         (60,203)
                                                              -----------      -----------
    Net cash provided (used) by operating activities........      151,937         (124,772)
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks........       37,340              400
  Net increase in Federal funds sold and securities
    purchased under agreement to resell.....................     (148,857)        (143,465)
  Proceeds from sales of securities available-for-sale......      155,352          373,410
  Proceeds from maturities of securities
    available-for-sale......................................    2,551,257          900,984
  Purchases of securities available-for-sale................   (3,635,984)      (2,305,222)
  Net increase in loans.....................................     (424,984)         (80,975)
  Proceeds from sales of premises and equipment.............        3,815            2,789
  Purchases of premises and equipment.......................      (21,912)         (14,814)
  Other, net................................................       80,699          (39,730)
                                                              -----------      -----------
    Net cash used by investing activities...................   (1,403,274)      (1,306,623)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................      627,697          886,851
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      832,093          917,334
  Net decrease in commercial paper outstanding..............      (70,262)         (47,937)
  Net decrease in short-term borrowings.....................     (303,625)        (385,897)
  Proceeds from issuance of senior notes....................    1,230,000          602,286
  Repayment of senior notes.................................     (630,000)        (637,286)
  Cash dividends paid on preferred stock....................       (4,148)          (3,408)
  Cash dividends paid on common stock.......................      (10,600)         (16,000)
  Other, net................................................           --         (335,112)
                                                              -----------      -----------
    Net cash provided by financing activities...............    1,671,155          980,831
                                                              -----------      -----------
    NET INCREASE (DECREASE) IN CASH AND DEMAND BALANCES DUE
     FROM BANKS.............................................      419,818         (450,564)
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1....    1,238,028        1,522,418
                                                              -----------      -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31.....  $ 1,657,846      $ 1,071,854
                                                              ===========      ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1996.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSCertain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents are defined to include cash and demand balances due from banks. Cash interest payments (net of any amounts capitalized) for the quarter ended March 31, totaled $156,979,000 and $139,116,000 in 1997 and 1996, respectively. Cash income tax payments over the same periods totaled $2,690,000 and $5,981,000, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES During the first quarter of 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides standards based on the application of a financial components approach to transfers and servicing of financial assets and extinguishments of liabilities. The approach is focused on control of assets and liabilities existing after transfers of financial assets whereby an entity recognizes the assets it controls and the liabilities it has incurred and derecognizes the assets it no longer controls and the liabilities it has extinguished. The Statement provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. The adoption of the portions of SFAS No. 125 which were not deferred by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, did not have a material effect on the Corporation's financial position or results of operations.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                 Quarter Ended March 31
                                                                ---------------------------------------
Daily Average Balances (in millions)                                        1997                  1996
                                                                -----------------     -----------------
Average Rates Earned and Paid (fully taxable equivalent
basis)                                                          Balances    Rates     Balances    Rates
-------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................    $    610     5.40%    $    341     6.03%
  Federal funds sold and securities purchased under
    agreement to resell.....................................         206     5.47          247     5.47
                                                                --------              --------
         Total money market assets..........................         816     5.42          588     5.80
Trading account assets......................................          70     6.86           71     6.57
Portfolio securities available-for-sale:
  U.S. Treasury and Federal agency..........................       4,223     6.33        3,515     6.31
  State and municipal.......................................         296     8.74          275    10.05
  Other.....................................................          31     5.23           86     5.60
                                                                --------              --------
         Total portfolio securities available-for-sale......       4,550     6.49        3,876     6.56
Loans, net of unearned income...............................      10,662     8.41        9,479     8.44
                                                                --------              --------
         TOTAL INTEREST-EARNING ASSETS......................      16,098     7.71       14,014     7.80
                                                                --------              --------
Cash and demand balances due from banks.....................       1,221                 1,156
Other assets................................................       1,187                   925
                                                                --------              --------
         Total assets.......................................    $ 18,506              $ 16,095
                                                                ========              ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........    $  2,816     3.20     $  1,777     3.25
Savings deposits and certificates...........................       4,699     4.88        2,538     4.98
Other time deposits.........................................         414     5.35          828     5.47
Foreign office time deposits................................       1,729     5.30        2,548     5.47
                                                                --------              --------
         TOTAL INTEREST-BEARING DEPOSITS....................       9,658     4.48        7,691     4.80
Short-term borrowings.......................................       3,591     5.16        3,535     5.17
Long-term notes.............................................         379     7.18          364     7.24
                                                                --------              --------
         TOTAL INTEREST-BEARING LIABILITIES.................      13,628     4.73       11,590     4.97
Noninterest-bearing deposits................................       3,036                 2,952
Other liabilities...........................................         335                   415
Stockholder's equity........................................       1,507                 1,138
                                                                --------              --------
         Total liabilities and stockholder's equity.........    $ 18,506              $ 16,095
                                                                ========              ========
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...................................................                 3.70%                 3.69%
                                                                            =====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt interest income has been restated to a comparable taxable level.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
FIRST QUARTER 1997
COMPARED WITH
FIRST QUARTER 1996
--------------------------------------------------------------------------------
SUMMARY The Corporation's first quarter 1997 net income was $39.3 million, an increase of $0.1 million from first quarter 1996. Earnings comparability between quarters was affected by the June 1996 purchase of Household Bank's Chicagoland retail banking business. In addition to the impact of the Household transaction, during first quarter a year ago the Corporation realized a $2.4 million after-tax gain from the sale of its securities custody and related trustee service business for large institutions. Excluding the impact of the Household transaction and the gain from the sale of the custody business for large institutions, core earnings increased 11% from first quarter 1996.
               First quarter net interest income on a fully taxable equivalent basis was $147.4 million, up $18.7 million or 14% from $128.7 million in 1996's first quarter. Average earning assets rose 15% to $16.10 billion from $14.01 billion in 1996, primarily attributable to an increase of 12% or $1.18 billion in average loans. Commercial, installment and residential real estate lending were all strong contributors to this growth. Included in this increase were $374 million of loans acquired from Household. Net interest margin improved to 3.70% from 3.69% in the same quarter last year. Several factors affected margin but the most significant was a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household Bank, compared to interest costs on wholesale funds displaced. Excluding the contribution of the Household transaction, net interest income would have increased $6.5 million or 5% quarter-to-quarter.
               The first quarter provision for loan losses of $13.9 million was up $0.4 million from $13.5 million in the first quarter of 1996. Net charge-offs increased from $9.1 million to $13.8 million, primarily reflecting higher charge card portfolio writeoffs.
               Noninterest income increased $7.4 million to $87.9 million for first quarter 1997 from the same quarter last year. During first quarter 1996, HTSB sold its securities custody and related trustee services business for large institutions, recording a $4.0 million pretax gain. In the current quarter, service charge fees rose by $6.3 million and trust and investment management fees improved by $1.8 million compared to first quarter 1996. Without the contribution from the Household transaction and the sale of the custody business for large institutions, the Corporation's noninterest income would have increased by $8.3 million or 11% from the prior year's quarter.
               First quarter 1997 noninterest expenses of $157.0 million rose $25.2 million from first quarter last year. First quarter 1996 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding all Household-related charges, total expenses increased $7.8 million or 6% in first quarter 1997 compared to the year-earlier quarter, primarily attributable to the cost of property lease cancellation and systems conversions in addition to normal expense increases associated with core business expansion.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                 Quarter Ended March 31
                                                                                 -----------------------
                                        (in thousands)                             1997           1996
                 ---------------------------------------------------------------------------------------
                 Interest income.............................................    $300,494       $266,499
                 Fully taxable equivalent adjustment.........................       6,122          5,555
                                                                                 --------       --------
                     Interest income (fully taxable equivalent basis)........     306,616        272,054
                 Interest expense............................................     159,262        143,355
                                                                                 --------       --------
                     Net interest income (fully taxable equivalent basis)....    $147,354       $128,699
                                                                                 ========       ========
                 Increase (decrease) due to change in:
                     Volume..................................................    $ 18,321       $ 13,421
                     Rate....................................................         334         (7,575)
                                                                                 --------       --------
                     Total increase in net interest income...................    $ 18,655       $  5,846
                                                                                 ========       ========

           First quarter net interest income on a fully taxable equivalent basis was $147.4 million, up 14% from $128.7 million in first quarter 1996. Average earning assets increased 15% or $2.08 billion and net interest margin, the other principal determinant of net interest income, increased from 3.69% to 3.70% in the current quarter. Excluding the contribution of the Household transaction, net interest income would have increased $6.5 million or 5% quarter-to-quarter and the net interest margin would have decreased to 3.50% from 3.69%.
               Average loans rose $1.18 billion, or 12%. Commercial, installment and residential real estate loans increased $433 million, $409 million and $479 million, respectively, with Household loans representing approximately $374 million of the increase in total loans. Average portfolio securities were up 17%, or $674 million, primarily reflecting increased holdings of Federal agency securities. Total money market assets rose $228 million or 39% over first quarter 1996 levels.
               Funding for asset growth came primarily from the assumption of $2.9 billion in deposit liabilities in connection with the June 1996 purchase of branches owned by Household. Savings deposits and certificates increased by $2.16 billion. Money market and interest checking accounts increased $769 million and $270 million, respectively. With this increase in retail deposits, dependence on wholesale funding declined through reductions in foreign time deposits of $819 million and other time deposits of $414 million. Short-term borrowings increased by $56 million. The effective rate on interest-bearing liabilities dropped from 4.97% in first quarter 1996 to 4.73% in the current quarter.
               The Corporation's consolidated net interest margin increased to 3.70% from 3.69% in the same quarter last year. This reflects a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household, compared to interest costs on wholesale funds displaced. This benefit has been offset somewhat by the maturity of higher-yielding municipal bond holdings, the relative decrease in noninterest-bearing funds, and spread compression within certain categories of assets and related funding.

--------------------------------------------------------------------------------
           AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                                      Quarter Ended March 31
                                                                               ------------------------------------
                             Daily Average Balances (in millions)                    1997                1996
                                Average Rates Earned and Paid                  ----------------    ----------------
                               (fully taxable equivalent basis)                Balances   Rates    Balances   Rates
                 --------------------------------------------------------------------------------------------------
                 Interest-earning assets.....................................   $16,097    7.71%    $14,014    7.80%
                                                                                =======             =======
                 Interest-bearing liabilities................................   $13,628    4.73     $11,590    4.97
                 Noninterest-bearing sources of funds........................     2,469      --       2,424      --
                                                                                -------             -------
                     Total supporting liabilities............................   $16,097    4.01     $14,014    4.11
                                                                                =======             =======
                 Net interest margin (related to average interest-earning assets)......    3.70%               3.69%
                                                                                           ====                ====

--------------------------------------------------------------------------------

                                                                                         Quarter
                                                                                      Ended March 31       Increase (Decrease)
   Noninterest                                                                     --------------------    --------------------
     Income                           (dollars in thousands)                         1997        1996        Amount        %
                   ------------------------------------------------------------------------------------------------------------
                   Trust and investment management fees........................    $ 31,594    $ 29,789       $ 1,805         6
                   Trading account.............................................         928       1,000           (72)       (7)
                   Foreign exchange............................................         888       3,535        (2,647)      (75)
                   Charge card.................................................      11,603       9,966         1,637        16
                   Service fees and charges....................................      23,396      17,125         6,271        37
                   Securities gains............................................       1,338       3,410        (2,072)      (61)
                   Other.......................................................      18,106      15,660         2,446        16
                                                                                   --------    --------       -------
                      Total noninterest income.................................    $ 87,853    $ 80,485       $ 7,368         9
                                                                                   ========    ========       =======       ===

           Noninterest income for the first quarter was $87.9 million, an increase of $7.4 million or 9% from the first quarter of 1996. Service fees and charges were $23.4 million, an increase of $6.3 million or 37% from the previous year. Excluding the effect of Household, service fees and charges would have increased $4.0 million or 23%. Trust and investment management revenue was $31.6 million, an increase of $1.8 million or 6% from the previous year. Charge card fees totaled $11.6 million, up $1.6 million from 1996. Other income including foreign fees, income from bank-owned life insurance and other miscellaneous items, increased $2.4 million to $18.1 million in 1997. First quarter 1996 included a $4.0 million pretax gain that the Corporation realized on the sale of its securities custody and related trustee services business for large institutions.
               Foreign exchange revenue was $0.9 million, down 75% from the first quarter of 1996 primarily because of reductions related to the aforementioned sale of the securities custody and related businesses. Net gains reported from the sale of debt securities totaled $1.3 million, down $2.1 million or 61% from 1996. Excluding the 1997 contribution from the Household transaction and the 1996 gain from the sale of the trust business, noninterest income rose 11% quarter-to-quarter.
--------------------------------------------------------------------------------

   Noninterest                                                                           Quarter
    Expenses                                                                          Ended March 31       Increase (Decrease)
   and Income                                                                      --------------------    --------------------
      Taxes                           (dollars in thousands)                         1997        1996        Amount        %
                   ------------------------------------------------------------------------------------------------------------
                   Salaries and other compensation.............................    $ 74,365    $ 62,169       $12,196        20
                   Pension, profit sharing and other employee benefits.........      15,737      16,188          (451)       (3)
                   Net occupancy...............................................      14,495      10,726         3,769        35
                   Equipment...................................................      10,554       9,800           754         8
                   Marketing...................................................       5,989       5,650           339         6
                   Communication and delivery..................................       5,374       5,331            43         1
                   Deposit insurance...........................................         652          16           636         +
                   Other.......................................................      22,848      19,699         3,149        16
                                                                                   --------    --------       -------
                                                                                    150,014     129,579        20,435        16
                   Goodwill and other valuation intangibles....................       6,962       2,182         4,780       219
                                                                                   --------    --------       -------
                      Total noninterest expenses...............................    $156,976    $131,761       $25,215        19
                                                                                   ========    ========       =======
                   Provision for income taxes..................................    $ 18,894    $ 19,125       $  (231)       (1)
                                                                                   ========    ========       =======       ===

           Noninterest expenses for the first quarter totaled $157.0 million, an increase of $25.2 million or 19% from the first quarter of 1996. First quarter 1996 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding all Household-related charges, total expenses increased $7.8 million or 6% in first quarter 1997 compared to the year-earlier quarter. This increase is attributable to the cost of a property lease cancellation and non-Household systems conversion charges in addition to other normal expense increases associated with core business expansion.

--------------------------------------------------------------------------------

               Employment-related expenses totaled $90.1 million, an increase of $11.7 million or 15%. Excluding the effect of Household, employment-related expenses would have increased $6.6 million or 8%. Net occupancy expenses totaled $14.5 million, up $3.8 million from the prior year's first quarter. Net occupancy expenses would have increased $2.0 million or 18%, excluding the effect of Household. This primarily reflects the cost of cancelling a lease for space no longer needed. Other noninterest expenses increased by $3.1 million or 16%. Excluding the impact of Household expenses, other noninterest expenses would have decreased $0.4 million or 2%. Amortization of goodwill and other valuation intangibles increased $4.8 million, with virtually the entire increase resulting from the Household transaction.
               Income tax expense totaled $18.9 million, a decrease of $0.2 million or 1% from the $19.1 million recorded in first quarter 1996 reflecting a slight decline in pretax income.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at March 31, 1997 was $1.50 billion, compared with $1.52 billion and $1.12 billion at December 31, 1996 and March 31, 1996, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $42.8 million and $15.7 million, respectively.
               In anticipation of the acquisition of branches previously owned by Household as discussed earlier in this report, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series "B" non-voting, callable perpetual preferred stock and an additional $15 million of long-term subordinated debt. Both issues were purchased by BFC. The balance of the capital, $280 million, was provided through a direct infusion of common equity by BFC.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 7.92% and 11.07%, respectively, at March 31, 1997.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's Tier 1 leverage ratio was 6.87% at March 31, 1997.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before March 31, 1997, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 1997, the Corporation's intangible assets totaled $308 million, including approximately $291 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.78% for the first quarter of 1997.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                                  March 31    December 31       March 31
                 (dollars in thousands)                                               1997           1996           1996
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $19,884,336    $18,228,740    $16,918,955
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $18,505,557    $18,159,800    $16,095,408
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $12,492,076    $11,975,359    $10,611,715
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 3,675,803    $ 3,508,486    $ 3,100,712
                                                                               ===========    ===========    ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................    $15,876,608    $15,191,093    $13,712,427
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 1,256,812    $ 1,230,628    $ 1,121,318
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   501,582    $   501,497    $   497,339
                                                                               ===========    ===========    ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................    $ 1,757,774    $ 1,731,448    $ 1,618,657
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           6.87%          6.88%          6.96%
                 Risk-based capital ratios
                   Tier 1..................................................           7.92%          8.10%          8.19%
                   Total...................................................          11.07%         11.40%         11.82%

--------------------------------------------------------------------------------

Nonperforming                                                                   March 31    December 31    March 31
Assets            (dollars in thousands)                                          1997           1996        1996
                  -------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $ 31,370        $28,153    $ 51,400
                  Restructured loans..........................................     1,508          1,512       1,987
                                                                                --------    -----------    --------
                     Total nonperforming loans................................    32,878         29,665      53,387
                  Other assets received in satisfaction of debt...............     1,598          1,562         846
                                                                                --------    -----------    --------
                     Total nonperforming assets...............................  $ 34,476        $31,227    $ 54,233
                                                                                ========    ===========    ========
                  Nonperforming loans to total loans (end of period)..........       .30%           .28%        .55%
                  Nonperforming assets to total loans (end of period).........       .31%           .29%        .55%
                                                                                ========    ===========    ========
                  90-day past due loans still accruing interest...............  $ 35,424        $46,369    $ 30,126
                                                                                ========    ===========    ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at March 31, 1997 totaled $34 million, or 0.31% of total loans, up from $31 million or 0.29% of total loans at December 31, 1996 and down from $54 million or 0.55% of loans a year ago.
               Interest shortfall for the quarter ended March 31, 1997 was $1.0 million compared to $1.8 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

--------------------------------------------------------------------------------

           the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                        Impaired Loans        Impaired Loans
                                                                      For Which There Is    For Which There Is     Total Impaired
                               (dollars in thousands)                 Related Allowance    No Related Allowance        Loans
                 ----------------------------------------------------------------------------------------------------------------
                 March 31, 1997
                 Balance............................................       $13,176               $18,194              $31,370
                 Related allowance..................................         4,887                    --                4,887
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 8,289               $18,194              $26,483
                                                                           =======               =======              =======
                 December 31, 1996
                 Balance............................................       $ 4,827               $23,326              $28,153
                 Related allowance..................................         3,244                    --                3,244
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 1,583               $23,326              $24,909
                                                                           =======               =======              =======
                 March 31, 1996
                 Balance............................................       $14,510               $36,890              $51,400
                 Related allowance..................................         8,848                    --                8,848
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 5,662               $36,890              $42,552
                                                                           =======               =======              =======

                                                                               Quarter Ended March 31
                                                                               ----------------------
                                    (dollars in thousands)                       1997         1996
                 ------------------------------------------------------------------------------------
                 Average impaired loans......................................    $32,003      $52,466
                                                                                 =======      =======
                 Total interest income on impaired loans.....................    $    48      $    16
                                                                                 =======      =======
                 Interest income on impaired loans recorded on a cash
                   basis.....................................................    $    48      $    16
                                                                                 =======      =======

--------------------------------------------------------------------------------

Allowance
for Possible
                                                                                 Quarter Ended March 31
                                                                                 -----------------------
Loan Losses       (dollars in thousands)                                            1997         1996
                  --------------------------------------------------------------------------------------
                  Balance, beginning of period................................     $142,211     $129,259
                                                                                   --------     --------
                  Charge-offs.................................................      (17,616)     (12,639)
                  Recoveries..................................................        3,786        3,529
                                                                                   --------     --------
                  Net charge-offs.............................................      (13,830)      (9,110)
                  Provision charged to operations.............................       13,882       13,523
                                                                                   --------     --------
                  Balance at March 31.........................................     $142,263     $133,672
                                                                                   ========     ========
                  Net charge-offs as a percentage of provision charged to
                    operations................................................          100%          67%
                  Allowance for possible loan losses to nonperforming loans
                    (period-end)..............................................          433          250
                  Allowance for possible loan losses to nonperforming assets
                    (period-end)..............................................          413          246
                  Allowance for possible loan losses to total loans
                    outstanding (period-end)..................................         1.28         1.37

           The Corporation's provision for loan losses for the current quarter was $13.9 million, up 2.7% from $13.5 million in last year's first quarter. Net charge-offs also increased from $9.1 million to $13.8 million for the current quarter. The increase in 1997 first quarter net charge-offs was primarily attributable to higher charge card charge-offs compared to the same quarter last year, offset somewhat by a decrease in commercial loan net charge-offs. For the first quarter of 1997, net charge-offs related to charge card and commercial loans

--------------------------------------------------------------------------------

were $12.5 million and $0.6 million, respectively, compared to $6.6 million and $2.2 million, respectively, for the first quarter of 1996.
               At March 31, 1997, the allowance for possible loan losses was $142 million, equal to 1.28% of total loans outstanding, compared to $134 million or 1.37% of total loans one year ago. The allowance as a percentage of nonperforming loans increased from 250% at March 31, 1996, to 433% at March 31, 1997.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 38% of the Corporation's total assets and amounted to $7.62 billion at March 31, 1997. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1997 or 1996.
               In connection with the June 1996 acquisition of branches previously owned by Household as discussed earlier in this report, Harris Trust and Savings Bank ("HTSB") assumed deposits totaling approximately $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. HTSB received cash from Household at closing of $2.24 billion. Capital of $325 million was contributed to HTSB and HTSB issued $15 million in additional subordinated debt. The incremental cash available from all of these sources of approximately $2.6 billion was used by HTSB to liquidate more expensive sources of wholesale funding.
               As a result of the Household acquisition, there were significant changes in the composition of liabilities from March 31, 1996 to March 31, 1997. Total core deposits increased from $7.37 billion or 49% of total non-equity funding at March 31, 1996 to $11.45 billion or 65% of total non-equity funding at March 31, 1997. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 45% quarter-to-quarter, reflecting increases in virtually all core deposit categories. Total wholesale deposits and short-term borrowings decreased from $7.70 billion or 51% of total non-equity funding at March 31, 1996 to $6.24 billion or 35% of total non-equity funding at March 31, 1997. Total deposits averaged $12.69 billion in the first quarter of 1997, an increase of $2.05 billion compared to the same quarter last year.
               Average money market assets in the first quarter of 1997 increased $228 million or 39% from the same quarter last year. These assets represented 5% of average earning assets in 1997 compared to 4% a year ago. Average money market liabilities decreased 6% to $2.95 billion this quarter from $3.13 billion in the same quarter last year. The Corporation reduced this wholesale funding source primarily as a result of the assumption of retail deposit liabilities in connection with the Household transaction.

--------------------------------------------------------------------------------

               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 1997, $950 million of short-term notes were outstanding compared to $443 million at March 31, 1996.

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

Maribeth S. Rahe
Vice Chair of the Board
------------------------------

HARRIS BANKCORP, INC.
BOARD OF DIRECTORS

Alan G. McNally
Chairman of the Board and
Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Maribeth S. Rahe
Vice Chair of the Board

Pastora San Juan Cafferty
Professor
University of Chicago
School of Social Service Administration

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

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES
CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
        Consolidated Statement of Condition as of March 31, 1997, December 31, 1996 and March 31, 1996.
        Consolidated Statement of Income for the quarters ended March 31, 1997 and 1996.
        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the quarters ended March 31, 1997 and 1996.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
    The above financial statements and financial review, included in the Corporation's 1997 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION
Items 1, 2, 3, 4 and 5 are being omitted from this report because such items are not applicable to the reporting period.
Item 6. Exhibits and Reports on Form 8-K.
        (a) Documents filed with Report:
            27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1997, for which this report is filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May 1997.

                          /s/
------------------------------------------------
Pierre O. Greffe
Chief Financial Officer
                          /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           1997 FIRST QUARTER REPORT
                                 MARCH 31, 1997