Form 10-Q
period 1997-06-30
HARRIS BANKCORP INC
filed 1997-08-13
CIK 45729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)
[X]                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 1997, OR
[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
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

     At August 13, 1997 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

================================================================================

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
        Consolidated Statement of Condition as of June 30, 1997, December 31, 1996 and June 30, 1996.
        Consolidated Statement of Income for the quarters and six months ended June 30, 1997 and 1996.
        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the six months ended June 30, 1997 and 1996.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
    The above financial statements and financial review, included in the Corporation's 1997 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION
Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.
Item 6. Exhibits and Reports on Form 8-K.
        (a) Documents filed with Report:
            27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1997, for which this report is filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 1997.

                          /s/
------------------------------------------------
Pierre O. Greffe
Chief Financial Officer
                          /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                         Quarter Ended June 30             Six Months Ended June 30
                                                     -----------------------------       -----------------------------
                                                       1997        1996     Change         1997        1996     Change
----------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS ($ IN THOUSANDS)
Net interest income................................  $146,350    $128,631      14%       $287,582    $251,774      14%
Net interest income (fully taxable equivalent).....   153,168     134,545      14         300,522     263,244      14
Provision for loan losses..........................    16,410      13,689      20          30,292      27,212      11
Noninterest income.................................    90,550      80,117      13         178,402     160,602      11
Noninterest expenses...............................   165,308     138,280      20         322,283     270,041      19
Net income.........................................    37,441      38,791      (3)         76,774      78,010      (2)
Dividends -- common stock..........................    12,400      12,500      (1)         23,000      28,500     (19)
Dividends -- preferred stock.......................     4,148       3,262      27           8,297       6,670      24
Cash earnings (1)..................................    41,960      40,529       4          85,850      81,461       5
----------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity......     10.32%      15.04%   (472)bp        10.72%      15.04%   (432)bp
Return on average assets...........................      0.79        0.92     (13)           0.82        0.95     (13)
Cash basis return on average common stockholder's
  equity (2).......................................     13.73       16.40    (267)          14.26       16.34    (208)
Cash basis return on average assets (3)............      0.89        0.97      (8)           0.94        1.00      (6)
Tier 1 risk-based capital ratio....................      7.95        8.20     (25)
Total risk-based capital ratio.....................     10.93       11.64     (71)
Tier 1 leverage ratio..............................      6.79        7.12     (33)
Allowance for possible loan losses to total loans
  (period-end).....................................      1.27        1.36      (9)
----------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES ($ IN MILLIONS)
Loans, net of unearned income......................  $ 10,912    $  9,692      13%       $ 10,788    $  9,585      13%
Portfolio securities...............................     4,875       4,418      10           4,694       4,149      13
Money market assets................................       854         722      18             835         680      23
Total interest-earning assets......................    16,753      14,914      12          16,427      14,490      13
Total assets.......................................    19,119      16,880      13          18,814      16,488      14
Deposits...........................................    12,982      10,864      19          12,839      10,754      19
Short-term borrowings..............................     3,935       4,167      (6)          3,764       3,852      (2)
Common stockholder's equity........................     1,295         950      36           1,288         954      35
----------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END ($ IN MILLIONS)
Loans, net of unearned income......................  $ 11,195    $ 10,235       9%
Allowance for possible loan losses.................       142         139       2
Portfolio securities...............................     4,943       4,386      13
Total assets.......................................    20,163      17,868      13
Deposits...........................................    14,571      12,666      15
Common stockholder's equity........................     1,330       1,222       9
Total stockholder's equity.........................     1,555       1,447       7
----------------------------------------------------------------------------------------------------------------------

(1) Cash earnings are defined as earnings before amortization of goodwill and other valuation intangibles.
(2) Cash basis return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less tax affected average intangible assets.
(3) Cash basis return on average assets is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------
           Harris Bankcorp's earnings for the second quarter of 1997 were $37.4 million, resulting in year-to-date net income of $76.8 million. This represented a 3% decrease from the same quarter of a year ago and a 2% decrease from the first six months of 1996. Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $42.0 million in the second quarter of 1997, a 4% increase compared to the corresponding quarter in 1996; and resulting in cash earnings for the first six months of 1997 of $85.9 million, a 5% increase compared to $81.5 million in the first half a year ago.
               With Harris Trust and Savings Bank's ("HTSB") June 1996 acquisition of Household Bank, f.s.b.'s ("Household" or "Household Bank") Chicagoland network, earnings on a cash basis is the most relevant measure of performance and comparison with prior periods. The improvement in cash earnings is attributable to continued growth in corporate banking, corporate trust, community and private banking, and cash management services, somewhat offset by the cost associated with systems conversions related to the Household transaction and credit card results. In the six months ended June 30, 1997, on a cash basis, return on equity ("cash ROE") was 14.26% compared to cash ROE of 16.34% in the same period last year.
               Earnings comparability was affected by both the June 1996 purchase of Household Bank's Chicagoland retail banking business and the 1996 first quarter sale of HTSB's securities custody and related trustee services business for large institutions. Excluding the $4.0 million gain from the latter transaction and the impact of the Household acquisition, pretax "core earnings" (excluding acquisitions and divestitures) rose 2% quarter-to-quarter and also increased 6% for the first six months of 1997 versus the comparable period of 1996.
               Net interest income on a fully taxable equivalent basis was $153.2 million for the current quarter, up $18.6 million or 14% from second quarter last year. Average earning assets rose 12% to $16.75 billion from $14.91 billion in second quarter 1996, primarily attributable to an increase of $1.22 billion or 13% in average loans. Commercial, installment and residential real estate lending were all strong contributors to this growth. Net interest margin rose from 3.62% in the second quarter last year to 3.67% currently, reflecting a more favorable funding mix associated with deposits acquired from Household Bank. Excluding the contribution of the Household transaction, net interest income would have increased $4.7 million or 4% quarter-to-quarter and 4% for the first half of 1997 compared to the first half of 1996. Net interest income for the six months ended June 30, 1997 was $300.5 million, a 14% increase from the comparable 1996 period.
               Second quarter noninterest income of $90.6 million increased 13% from the same quarter last year. Trust fees increased $3.7 million compared to second quarter 1996 and service charge fees rose by $4.4 million. Foreign exchange income declined by $2.2 million while trading account revenue declined $1.0 million. Net gains from debt portfolio securities sales were nominal in second quarter 1996 compared to $2.6 million during the current quarter. Excluding the Household contribution in 1997 and the gain from sale of the securities custody and related trustee services business for large institutions in 1996, core noninterest income rose 9% quarter-to-quarter and 10% on a comparative basis for the six-month period ended June 30, 1997.
               Second quarter 1997 noninterest expenses of $165.3 million rose $27.0 million or 20% from second quarter a year ago. The prior year's second quarter did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding Household-related charges, total expenses increased $7.6 million or 6% in second quarter 1997 compared to the year-earlier quarter. For the first six months of 1997, noninterest expenses excluding Household-related charges rose 6% compared to the six months ending June 30, 1996. A significant portion of both increases is attributable to the one-time cost of systems conversions.
               Harris Bankcorp's second quarter 1997 provision for loan losses of $16.4 million was up from $13.7 million in the second quarter of 1996. Net loan charge-offs during the current quarter were $16.7 million compared to $12.9 million in the same period last year, with the difference primarily attributable to higher writeoffs in the charge card portfolio.
               Nonperforming assets at June 30, 1997 totaled $33 million or 0.3% of total loans, compared to $34 million or 0.3% at March 31, 1997, and $42 million or 0.4% a year ago. At June 30, 1997, the allowance for

--------------------------------------------------------------------------------

           possible loan losses was $142 million, equal to 1.3% of loans outstanding, compared to $139 million or 1.4% at the end of second quarter 1996. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 332% at June 30, 1996 to 434% at June 30, 1997.
               At June 30, 1997, equity capital of Harris Bankcorp amounted to $1.56 billion, up from $1.45 billion one year earlier. The regulatory leverage capital ratio was 6.79% for the second quarter of 1997 compared to 7.12% in the same quarter of 1996. The capital ratio exceeds the prescribed regulatory minimum for bank holding companies. At June 30, 1997, Harris Bankcorp's equity capital included $225 million of preferred stock.
               For the first six months of 1997, Harris Bankcorp's annualized return on average common stockholder's equity was 10.72% compared to 15.04% in the first half of 1996.
               In June, Maribeth S. Rahe, Vice Chair of the Board, Personal and Commercial Financial Services, resigned from Harris Trust and Savings Bank and from the Harris Bankcorp Board of Directors. Ms. Rahe led the Bank through a period of unprecedented growth and expansion, highlighted by the acquisition of Suburban Bank in 1994 and Household Bank's Chicagoland business in 1996.

           ALAN G. MCNALLY

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer          July 29, 1997

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended June 30     Six Months Ended June 30
                                                                -----------------------    -------------------------
            (in thousands except per share data)                  1997           1996        1997            1996
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $232,736       $201,775     $454,172        $400,454
Money market assets:
  Deposits at banks.........................................       8,790          6,205       16,920          11,326
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,985          3,508        5,754           6,865
Trading account.............................................         609          1,161        1,600           2,106
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      70,813         60,343      133,266         113,012
  State and municipal.......................................       4,421          4,400        8,764           8,927
  Other.....................................................         362            600          735           1,801
                                                                --------       --------     --------        --------
  Total interest income.....................................     320,716        277,992      621,211         544,491
                                                                --------       --------     --------        --------
INTEREST EXPENSE
Deposits....................................................     114,834         93,049      221,589         184,762
Short-term borrowings.......................................      39,246         45,140       76,345          84,553
Senior notes................................................      14,214          4,645       23,160          10,286
Long-term notes.............................................       6,072          6,527       12,535          13,116
                                                                --------       --------     --------        --------
  Total interest expense....................................     174,366        149,361      333,629         292,717
                                                                --------       --------     --------        --------
NET INTEREST INCOME.........................................     146,350        128,631      287,582         251,774
Provision for loan losses...................................      16,410         13,689       30,292          27,212
                                                                --------       --------     --------        --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........     129,940        114,942      257,290         224,562
                                                                --------       --------     --------        --------
NONINTEREST INCOME
Trust and investment management fees........................      33,159         29,470       64,753          59,259
Trading account.............................................       1,631          2,652        2,559           3,652
Foreign exchange............................................       1,232          3,465        2,120           7,000
Charge card.................................................      12,830         11,110       24,432          21,076
Service fees and charges....................................      23,703         19,310       47,099          36,435
Portfolio securities gains..................................       2,630            140        3,968           3,550
Other.......................................................      15,365         13,970       33,471          29,630
                                                                --------       --------     --------        --------
  Total noninterest income..................................      90,550         80,117      178,402         160,602
                                                                --------       --------     --------        --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      77,340         67,653      151,704         129,822
Pension, profit sharing and other employee benefits.........      15,485         13,590       31,222          29,778
Net occupancy...............................................      13,583         10,852       28,078          21,578
Equipment...................................................      12,263         10,257       22,816          20,057
Marketing...................................................       7,046          7,073       13,036          12,723
Communication and delivery..................................       5,963          5,167       11,336          10,499
Deposit insurance...........................................         770             63        1,421              79
Other.......................................................      25,947         21,389       48,798          41,087
                                                                --------       --------     --------        --------
                                                                 158,397        136,044      308,411         265,623
Goodwill and other valuation intangibles....................       6,911          2,236       13,872           4,418
                                                                --------       --------     --------        --------
  Total noninterest expenses................................     165,308        138,280      322,283         270,041
                                                                --------       --------     --------        --------
Income before income taxes..................................      55,182         56,779      113,409         115,123
Applicable income taxes.....................................      17,741         17,988       36,635          37,113
                                                                --------       --------     --------        --------
  NET INCOME................................................      37,441         38,791       76,774          78,010
Dividends on preferred stock................................       4,148          3,262        8,297           6,670
                                                                --------       --------     --------        --------
Net Income Applicable to Common Stock.......................    $ 33,293       $ 35,529     $ 68,477        $ 71,340
                                                                ========       ========     ========        ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................    $   4.99       $   5.33     $  10.27        $  10.70
                                                                ========       ========     ========        ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  June 30   December 31       June 30
(in thousands except share data)                                     1997          1996          1996
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,776,743   $ 1,238,028   $ 1,283,832
Money market assets:
  Interest-bearing deposits at banks........................      628,982       658,257       475,555
  Federal funds sold and securities purchased under
    agreement to resell.....................................      239,389       294,792       332,958
Trading account assets......................................      101,569       110,355        54,916
Portfolio securities available-for-sale.....................    4,943,132     3,985,183     4,386,440
Loans, net of unearned income of $5,228 in 1997, $7,624 and
  $12,790 in 1996...........................................   11,195,267    10,744,653    10,234,573
Allowance for possible loan losses                               (141,963)     (142,211)     (139,220)
  Net loans.................................................   11,053,304    10,602,442    10,095,353
Premises and equipment......................................      291,459       275,091       260,117
Customers' liability on acceptances.........................       46,107        78,983        69,944
Goodwill and other valuation intangibles....................      302,259       310,663       321,934
Other assets                                                      779,977       674,946       586,612
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $20,162,921   $18,228,740   $17,867,661
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices - noninterest-bearing..........  $ 3,889,181   $ 3,642,578   $ 3,246,521
                           - interest-bearing...............    8,858,599     7,668,893     7,865,792
Deposits in foreign offices - noninterest-bearing...........      127,332        35,116        41,124
                         - interest-bearing.................    1,696,094     1,643,714     1,512,104
                                                              -----------   -----------   -----------
      Total deposits........................................   14,571,206    12,990,301    12,665,541
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    2,887,073     1,983,047     2,368,080
Commercial paper outstanding................................      274,370       334,653       233,371
Other short-term borrowings.................................        7,090       347,690       128,395
Senior notes................................................      240,000       350,000       350,000
Acceptances outstanding.....................................       46,107        78,983        69,944
Accrued interest, taxes and other expenses..................      140,527       159,250       158,170
Other liabilities...........................................       61,886        90,543        67,869
Long-term notes.............................................      379,191       379,107       379,028
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   18,607,450    16,713,574    16,420,398
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares
  ($1,000,000 stated value); 7.25% dividend rate............      180,000       180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      484,483       484,319       484,088
Retained earnings...........................................      806,103       760,626       724,308
Unrealized holding losses, net of deferred tax benefits of
  $11,560 in 1997, $5,364 and $26,042 in 1996...............      (13,455)       (8,119)      (39,473)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,555,471     1,515,166     1,447,263
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $20,162,921   $18,228,740   $17,867,661
                                                              ===========   ===========   ===========

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY  Harris Bankcorp, Inc.
                                                                and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                            1997            1996
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,515,166      $1,145,776
  Net income................................................      76,774          78,010
  Issuance of Series B preferred stock......................          --          45,000
  Contributions to capital..................................         164         280,191
  Cash dividends -- Series A preferred stock................      (6,525)         (6,670)
  Cash dividends -- Series B preferred stock................      (1,772)             --
  Cash dividends -- common stock............................     (23,000)        (28,500)
  Net change in unrealized holding losses on
    available-for-sale securities, net of tax...............      (5,336)        (66,544)
                                                              ----------      ----------
BALANCE AT JUNE 30..........................................  $1,555,471      $1,447,263
                                                              ==========      ==========

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Six Months Ended June 30
                                                              ----------------------------
                       (in thousands)                            1997             1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    76,774      $    78,010
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................       30,292           27,212
  Depreciation and amortization, including intangibles......       34,232           23,336
  Deferred tax benefit......................................       (1,445)          (1,829)
  Gain on sales of portfolio securities.....................       (3,968)          (3,550)
  Trading account net sales.................................        8,786           43,722
  Net increase in interest receivable.......................      (18,504)         (13,447)
  Net decrease in interest payable..........................      (10,742)          (4,921)
  Net increase in loans held for resale.....................       (6,892)        (125,240)
  Other, net................................................      (19,329)         (67,573)
                                                              -----------      -----------
    Net cash provided (used) by operating activities........       89,204          (44,280)
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................       29,275          (17,853)
  Net decrease (increase) in Federal funds sold and
    securities purchased under agreement to resell..........       55,403         (153,266)
  Proceeds from sales of securities available-for-sale......      360,343          473,099
  Proceeds from maturities of securities
    available-for-sale......................................    5,638,063        2,674,828
  Purchases of securities available-for-sale................   (6,963,919)      (4,251,237)
  Net increase in loans.....................................     (474,262)        (272,672)
  Net cash received upon assumption of certain assets and
    liabilities of Household Bank, f.s.b....................           --        2,244,009
  Proceeds from sales of premises and equipment.............       13,388            8,532
  Purchases of premises and equipment.......................      (50,116)         (35,875)
  Other, net................................................     (101,415)          50,898
                                                              -----------      -----------
    Net cash (used) provided by investing activities........   (1,493,240)         720,463
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................    1,580,905         (454,445)
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      904,026          471,263
  Net decrease in commercial paper outstanding..............      (60,283)         (58,651)
  Net decrease in short-term borrowings.....................     (340,600)        (714,654)
  Proceeds from issuance of senior notes....................    3,265,000          960,286
  Repayment of senior notes.................................   (3,375,000)      (1,088,286)
  Proceeds from issuance of long-term notes.................           --           15,000
  Proceeds from issuance of preferred stock.................           --           45,000
  Contribution to capital surplus...........................           --          280,000
  Cash dividends paid on preferred stock....................       (8,297)          (6,670)
  Cash dividends paid on common stock.......................      (23,000)         (28,500)
  Other, net................................................           --         (335,112)
                                                              -----------      -----------
    Net cash provided (used) by financing activities........    1,942,751         (914,769)
                                                              -----------      -----------
    NET INCREASE (DECREASE) IN CASH AND DEMAND BALANCES DUE
     FROM BANKS.............................................      538,715         (238,586)
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1....    1,238,028        1,522,418
                                                              -----------      -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30......  $ 1,776,743      $ 1,283,832
                                                              ===========      ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1996.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSCertain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30, totaled $377.4 million and $286.9 million in 1997 and 1996, respectively. Cash income tax payments over the same periods totaled $39.6 million and $43.7 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES During the first quarter of 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides standards based on the application of a financial components approach to transfers and servicing of financial assets and extinguishments of liabilities. The approach is focused on control of assets and liabilities existing after transfers of financial assets whereby an entity recognizes the assets it controls and the liabilities it has incurred and derecognizes the assets it no longer controls and the liabilities it has extinguished. The Statement provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. The adoption of the portions of SFAS No. 125 which were not deferred by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, did not have a material effect on the Corporation's financial position or results of operations.
--------------------------------------------------------------------------------
5. DERIVATIVES
           The Corporation uses various interest rate and foreign exchange derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, future, forward and option contracts.
               Derivative financial instruments which are used as part of the Corporation's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. These instruments include interest rate futures, forward rate agreements, option contracts, guarantees (caps, floors and collars), swaps and foreign exchange spot, future, forward and option contracts. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

--------------------------------------------------------------------------------

               Derivative financial instruments which are used in the management of the Corporation's risk strategy may qualify for hedge accounting. A derivative financial instrument may be a hedge of an existing asset, liability, firm commitment or anticipated transaction. Hedge accounting is used when the following criteria are met: the hedged item exposes the Corporation to price, currency or interest rate risk and the hedging instrument reduces the exposure to risk and the hedging instrument is designated as a hedge. At the inception of the hedge and throughout the hedge period, a high correlation of changes in both the market value of the hedging instrument and the fair value of the hedged item should be probable. Additional criteria for using hedge accounting for anticipated transactions are: the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur.
               If hedge criteria are met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps are generally recognized in the same period and in the same manner in which gains and losses from the hedged item are recognized. Unrealized gains and losses on a hedging instrument are deferred when the hedged item is accounted for on an historical cost basis. The hedging instrument is marked to market when the hedged item is accounted for on a mark to market basis.
               Derivative financial instruments which are used in the management of the Corporation's risk strategy include interest rate futures, forwards, swaps and option contracts.
               Deferred gains and losses on interest rate futures contracts used to hedge existing assets and liabilities are included in the basis of the item being hedged. For hedges of anticipated transactions, the Corporation recognizes deferred gains or losses on futures transactions as adjustments to the cash position eventually taken. Gains or losses on termination of an interest rate futures contract designated as a hedge are deferred and recognized when the offsetting gain or loss is recognized on the hedged item. When the hedged item is sold, existing unrealized gains or losses on the interest rate futures contract are recognized as part of net income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized in income immediately.
               The Corporation engages in interest rate swaps in order to manage its interest rate risk exposure. Contractual payments under interest rate swaps designated as hedges are accrued in the Statement of Income as a component of interest income or expense. There is no recognition of unrealized gains and losses on the balance sheet. Gains or losses on termination of an interest rate swap contract designated as a hedge are deferred and amortized as an adjustment of the yield on the underlying balance sheet position over the remainder of the original contractual life of the terminated swap. When the hedged item is sold, existing unrealized gains or losses on the swap contract are recognized in income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.
               Interest rate options are used to manage the Corporation's interest rate risk exposure from rate lock commitments and fixed rate mortgage loans intended to be sold in the secondary market. Changes in the market value of options designated as hedges are deferred from income recognition and effectively recognized as other noninterest income when the loans are sold and the hedge position is closed. Loans intended to be sold in the secondary market are carried at lower of allocated cost or current market value. When a hedge contract with an embedded gain is terminated early, the deferred gain is recorded as an adjustment to the carrying value of the loans. When a hedge contract with an embedded loss is terminated early, the deferred loss is charged to other noninterest income. When the hedged item is sold before the hedge contract is terminated and the hedge contract has an embedded gain or loss, the deferred gain or loss is recorded as other noninterest income in the same period as part of the gain or loss on the sale of the loans. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended June 30                   Six Months Ended June 30
                                               ---------------------------------------    ---------------------------------------
Daily Average Balances (in millions)                       1997                  1996                 1997                  1996
                                               -----------------     -----------------    -----------------     -----------------
Average Rates Earned and Paid (fully
taxable equivalent basis)                      Balances    Rates     Balances    Rates    Balances    Rates     Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.......    $    643     5.49%    $    471     5.30%   $    627     5.45%    $    431     5.29%
  Federal funds sold and securities
    purchased under agreement to resell....         211     5.66          251     5.61         208     5.57          249     5.54
                                               --------              --------             --------              --------
         Total money market assets.........         854     5.53          722     5.41         835     5.48          680     5.38
Trading account assets.....................          55     5.77           82     7.22          62     6.39           76     6.96
Portfolio securities available-for-sale:
  (1) (2)
  U.S. Treasury and Federal agency.........       4,593     6.54        4,015     6.55       4,407     6.45        3,765     6.57
  State and municipal......................         306     8.66          355     5.01         303     8.65          317     5.66
  Other....................................          33     5.09           48     5.05          32     5.13           67     5.39
                                               --------              --------             --------              --------
         Total portfolio securities
           available-for-sale..............       4,932     6.66        4,418     6.41       4,742     6.58        4,149     6.48
Loans, net of unearned income..............      10,912     8.56        9,692     8.38      10,788     8.49        9,585     8.42
                                               --------              --------             --------              --------
         TOTAL INTEREST-EARNING ASSETS.....      16,753     7.84       14,914     7.65      16,427     7.77       14,490     7.71
                                               --------              --------             --------              --------
Cash and demand balances due from banks....       1,190                 1,086                1,206                 1,121
Other assets...............................       1,176                   880                1,181                   877
                                               --------              --------             --------              --------
         Total assets......................    $ 19,119              $ 16,880             $ 18,814              $ 16,488
                                               ========              ========             ========              ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts.................................    $  2,741     3.23     $  1,843     3.10    $  2,778     3.21     $  1,809     3.17
Savings deposits and certificates..........       4,717     4.92        2,590     4.77       4,708     4.90        2,564     4.87
Other time deposits........................         972     5.59          924     5.45         695     5.52          877     5.46
Foreign office time deposits...............       1,554     5.52        2,673     5.36       1,641     5.40        2,610     5.41
                                               --------              --------             --------              --------
         TOTAL INTEREST-BEARING DEPOSITS...       9,984     4.61        8,030     4.66       9,822     4.55        7,860     4.73
Short-term borrowings......................       3,935     5.37        4,167     4.84       3,764     5.27        3,852     4.99
Long-term notes............................         379     7.26          365     7.16         379     7.22          364     7.20
                                               --------              --------             --------              --------
         TOTAL INTEREST-BEARING
           LIABILITIES.....................      14,298     4.89       12,562     4.78      13,965     4.81       12,076     4.87
Noninterest-bearing deposits...............       2,998                 2,834                3,017                 2,894
Other liabilities..........................         303                   352                  319                   383
Stockholder's equity.......................       1,520                 1,132                1,513                 1,135
                                               --------              --------             --------              --------
         Total liabilities and
           stockholder's
           equity..........................    $ 19,119              $ 16,880             $ 18,814              $ 16,488
                                               ========              ========             ========              ========
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS).................                 3.67%                 3.62%                3.68%                 3.65%
                                                           =====                 =====                =====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT

Tax-exempt interest income has been restated to a comparable taxable level.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE

Yields on securities classified as available-for-sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
SECOND QUARTER 1997
COMPARED WITH
SECOND QUARTER 1996
--------------------------------------------------------------------------------
SUMMARY The Corporation's net income for the second quarter of 1997 was $37.4 million. This represented a 3% decrease from the same quarter of a year ago. In management's opinion, "cash earnings," defined as earnings before amortization of goodwill and other valuation intangibles (primarily from the Household transaction), represent a more valid basis for comparison with prior periods. Cash earnings were $42.0 million in the second quarter of 1997, a 4% increase compared to the corresponding quarter in 1996. Cash ROE was 13.73% compared to cash ROE of 16.40% in the same quarter a year ago.
               Second quarter net interest income on a fully taxable equivalent basis was $153.2 million, up $18.6 million or 14% from $134.5 million in 1996's second quarter. Average earning assets rose 12% to $16.75 billion from $14.91 billion in 1996, primarily attributable to an increase of 13% or $1.22 billion in average loans. Commercial, installment and residential real estate lending were all strong contributors to this growth. Household represented $389 million of the increase in total average loans. Net interest margin improved to 3.67% from 3.62% in the same quarter last year. Several factors affected net interest margin but the most significant was a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household Bank, compared to interest costs on wholesale funds displaced. Excluding the contribution of the Household transaction, net interest income would have increased $4.7 million or 4% quarter-to-quarter.
               The second quarter 1997 provision for loan losses of $16.4 million was up $2.7 million from $13.7 million in the second quarter of 1996. Net charge-offs increased from $12.9 million to $16.7 million in the current quarter, primarily reflecting higher charge card portfolio writeoffs.
               Noninterest income increased $10.4 million, or 13%. In the current quarter trust fees increased by $3.7 million, service charge fees rose by $4.4 million and charge card income increased $1.7 million. Securities gains improved $2.5 million compared to second quarter 1996. Foreign exchange income declined $2.2 million. Excluding the contribution from the Household transaction, the Corporation's noninterest income would have increased $7.5 million or 9% from the prior year's quarter.
               Second quarter noninterest expenses of $165.3 million rose $27.0 million from second quarter last year. Second quarter 1996 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding all Household-related charges, total expenses increased $7.6 million or 6% in the second quarter 1997 compared to the year-earlier quarter, primarily attributable to one-time costs of systems conversions.
               Additional commentary on the matters included in the above summary is provided in the following sections of this report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                         Quarter Ended June 30     Six Months Ended June 30
                                                                       -----------------------    -------------------------
                               (dollars in thousands)                      1997           1996         1997            1996
                 ----------------------------------------------------------------------------------------------------------
                 Interest income...................................    $320,716       $277,992     $621,211        $544,491
                 Fully taxable equivalent adjustment...............       6,818          5,914       12,940          11,470
                                                                       --------       --------     --------        --------
                     Interest income (fully taxable equivalent
                       basis)......................................     327,534        283,906      634,151         555,961
                 Interest expense..................................     174,366        149,361      333,629         292,717
                                                                       --------       --------     --------        --------
                     Net interest income (fully taxable
                       equivalent basis)...........................    $153,168       $134,545     $300,522        $263,244
                                                                       ========       ========     ========        ========
                 Increase (decrease) due to change in:
                     Volume........................................    $ 16,747       $ 18,860     $ 35,118        $ 29,869
                     Rate..........................................       1,876         (9,106)       2,160         (14,269)
                                                                       --------       --------     --------        --------
                          Total increase in net interest income....    $ 18,623       $  9,754     $ 37,278        $ 15,600
                                                                       ========       ========     ========        ========

           Second quarter net interest income on an FTE basis was $153.2 million, up 14% from $134.5 million in second quarter 1996. Average earning assets increased 12% or $1.84 billion and net interest margin, the other principal determinant of net interest income, increased from 3.62% to 3.67% in the current quarter. Excluding the Household transaction, net interest income would have increased $4.7 million.
               Average loans rose $1.22 billion, or 13%. Commercial, installment and residential real estate loans increased $496 million, $425 million and $497 million, respectively, with Household loans representing approximately $389 million of the increase in total loans. Average portfolio securities were up 12%, or $514 million, primarily reflecting increased holdings of Federal agency securities. Total money market assets rose $132 million or 18% over second quarter 1996 levels.
               Funding for this asset growth came primarily from the assumption of deposit liabilities in connection with the June 1996 purchase of branches owned by Household. Savings deposits and certificates increased by $2.13 billion. Money market and interest checking accounts increased $637 million and $261 million, respectively. With the increase in retail deposits, dependence on wholesale funding declined, including reductions in foreign time deposits of $1.12 billion and short-term borrowings of $232 million.
               The Corporation's consolidated net interest margin rose to 3.67% from 3.62% in the same quarter last year. This reflects a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household, compared to interest costs on wholesale funds displaced. This benefit has been offset somewhat by the maturity of higher-yielding municipal bond holdings, the relative decrease in noninterest bearing funds, and spread compression within certain categories of assets and related funding.

--------------------------------------------------------------------------------
           AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                                  Quarter Ended June 30
                                                              -----------------------------------------
                 Daily Average Balances (in millions)                        1997                  1996
                 Average Rates Earned and Paid                -------------------   -------------------
                 (fully taxable equivalent basis)             Balances      Rates   Balances      Rates
                 --------------------------------------------------------------------------------------
                 Interest-earning assets...................   $ 16,753       7.84%  $ 14,914       7.65%
                                                              ========              ========
                 Interest-bearing liabilities..............   $ 14,298       4.89   $ 12,562       4.78
                 Noninterest-bearing sources of funds......      2,455                 2,352
                                                              --------              --------
                     Total supporting liabilities..........   $ 16,753       4.17   $ 14,914       4.03
                                                              ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                  3.67%                 3.62%
                                                                              ===                   ===

                                                                              Six Months Ended June 30
                                                             -----------------------------------------
                 Daily Average Balances (in millions)                       1997                  1996
                 Average Rates Earned and Paid               -------------------   -------------------
                 (fully taxable equivalent basis)            Balances      Rates   Balances      Rates
                 ------------------------------------------  -----------------------------------------
                 Interest-earning assets...................  $ 16,427       7.77%  $ 14,490       7.71%
                                                             ========              ========
                 Interest-bearing liabilities..............  $ 13,965       4.81   $ 12,076       4.87
                 Noninterest-bearing sources of funds......     2,462                 2,414
                                                             --------              --------
                     Total supporting liabilities..........  $ 16,427       4.09   $ 14,490       4.06
                                                             ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                 3.68%                 3.65%
                                                                             ===                   ===

--------------------------------------------------------------------------------

                                                        Quarter           Increase          Six Months          Increase
                                                     Ended June 30       (Decrease)        Ended June 30       (Decrease)
   NONINTEREST                                    -------------------   -------------   -------------------   -------------
     INCOME           (dollars in thousands)        1997       1996     Amount     %      1997       1996     Amount     %
                   --------------------------------------------------------------------------------------------------------
                   Trust and investment
                     management fees...........   $ 33,159   $ 29,470   $ 3,689    13   $ 64,753   $ 59,259   $ 5,494     9
                   Trading account.............      1,631      2,652    (1,021)  (38)     2,559      3,652    (1,093)  (30)
                   Foreign exchange............      1,232      3,465    (2,233)  (64)     2,120      7,000    (4,880)  (70)
                   Charge card.................     12,830     11,110     1,720    15     24,432     21,076     3,356    16
                   Service fees and charges....     23,703     19,310     4,393    23     47,099     36,435    10,664    29
                   Portfolio securities
                     gains.....................      2,630        140     2,490     +      3,968      3,550       418    12
                   Other.......................     15,365     13,970     1,395    10     33,471     29,630     3,841    13
                                                  --------   --------   -------         --------   --------   -------
                   Total noninterest income....   $ 90,550   $ 80,117   $10,433    13   $178,402   $160,602   $17,800    11
                                                  ========   ========   =======   ===   ========   ========   =======   ===

           Noninterest income for the 1997 second quarter was $90.6 million, an increase of $10.4 million or 13% from the second quarter of 1996. Service fees and charges totaled $23.7 million, an increase of $4.4 million or 23% from the prior year. Excluding the effect of Household, service fees and charges would have increased $1.7 million or 9%. Trust and investment management revenue was $33.2 million, an increase of $3.7 million or 13% from the previous year. Charge card fees totaled $12.8 million, up $1.7 million from 1996. Net gains reported from the sale of debt portfolio securities totaled $2.6 million, up $2.5 million over 1996.
               Foreign exchange revenue was $1.2 million, down 64% from the second quarter of 1996 primarily because of reductions in customer transactions related to the sale of the securities custody and related trustee service business for large institutions in first quarter 1996.

--------------------------------------------------------------------------------

   NONINTEREST                                          Quarter           Increase          Six Months          Increase
    EXPENSES                                         Ended June 30       (Decrease)        Ended June 30       (Decrease)
   AND INCOME                                     -------------------   -------------   -------------------   -------------
      TAXES           (dollars in thousands)        1997       1996     Amount     %      1997       1996     Amount     %
                   --------------------------------------------------------------------------------------------------------
                   Salaries and other
                     compensation..............   $ 77,340   $ 67,653   $ 9,687    14   $151,704   $129,822   $21,882    17
                   Pension, profit sharing and
                     other employee benefits...     15,485     13,590     1,895    14     31,222     29,778     1,444     5
                   Net occupancy...............     13,583     10,852     2,731    25     28,078     21,578     6,500    30
                   Equipment...................     12,263     10,257     2,006    20     22,816     20,057     2,759    14
                   Marketing...................      7,046      7,073       (27)   --     13,036     12,723       313     2
                   Communication and
                     delivery..................      5,963      5,167       796    15     11,336     10,499       837     8
                   Deposit insurance...........        770         63       707     +      1,421         79     1,342     +
                   Other.......................     25,947     21,389     4,558    21     48,798     41,087     7,711    19
                                                  --------   --------   -------         --------   --------   -------
                                                   158,397    136,044    22,353    16    308,411    265,623    42,788    16
                   Goodwill and other valuation
                     intangibles...............      6,911      2,236     4,675   209     13,872      4,418     9,454   214
                                                  --------   --------   -------         --------   --------   -------
                   Total noninterest expense...   $165,308   $138,280   $27,028    20   $322,283   $270,041   $52,242    19
                                                  ========   ========   =======         ========   ========   =======
                   Provision for income taxes     $ 17,741   $ 17,988   $  (247)   (1)  $ 36,635   $ 37,113   $  (478)   (1)
                                                  ========   ========   =======   ===   ========   ========   =======   ===

           Noninterest expenses for 1997 second quarter totaled $165.3 million, an increase of $27.0 million or 20% from the second quarter of 1996. Second quarter 1996 did not include operating expenses associated with Household or the related amortization of goodwill and other intangible assets. Excluding all Household-related charges, total expenses increased $7.6 million or 6% in second quarter 1997 compared to the year-earlier quarter.

--------------------------------------------------------------------------------

               Employment-related expenses totaled $92.8 million, an increase of $11.6 million or 14%. Excluding the effect of Household, employment-related expenses would have increased $5.5 million or 7%. Net occupancy expenses totaled $13.6 million, up $2.7 million from the prior year's second quarter. Net occupancy expenses would have increased $0.8 million or 7%, excluding the effect of Household. Other noninterest expenses rose $4.6 million or 21%; the increase was primarily related to incremental expense from the Household transaction. Amortization of Household-related goodwill and other valuation intangibles resulted in a $4.7 million increase from the prior year's quarter.
               Income tax expense totaled $17.7 million, a decrease of 1% from $18.0 million recorded in second quarter 1996, reflecting a small decline in pretax income.
--------------------------------------------------------------------------------
CAPITAL
POSITION The Corporation's total equity capital at June 30, 1997 was $1.56 billion, compared with $1.52 billion and $1.45 billion at December 31, 1996 and June 30, 1996, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $42.7 million and $16.6 million, respectively.
               In anticipation of the acquisition of branches previously owned by Household, on June 27, 1996 the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of Series "B" non-voting, callable perpetual preferred stock and an additional $15 million of long-term subordinated debt. Both issues were purchased by the Corporation's parent company, Bankmont Financial Corp. ("BFC"). The balance of the capital, $280 million, was provided through a direct infusion of common equity by BFC.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 7.95% and 10.93%, respectively, at June 30, 1997. HTSB's Tier 1 and total risk-based capital ratios were 7.26% and 10.56%, respectively, at June 30, 1997.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 6.79% and 6.49%, respectively, for the second quarter of 1997.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before June 30, 1997, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 1997, the Corporation's intangible assets totaled $302 million, including approximately $286 million of

--------------------------------------------------------------------------------

intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 6.71% and 6.39%, respectively, for the second quarter of 1997.
               The following is a summary of the Corporation's capital ratios:

                                                                                   June 30    December 31        June 30
                 (dollars in thousands)                                               1997           1996           1996
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $20,162,921    $18,228,740    $17,867,661
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $19,118,919    $18,159,800    $16,879,594
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $12,650,915    $11,975,359    $11,380,903
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 3,749,855    $ 3,508,486    $ 3,371,604
                                                                               ===========    ===========    ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................    $16,112,172    $15,191,093    $14,752,507
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 1,280,354    $ 1,230,628    $ 1,184,154
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   481,478    $   501,497    $   498,133
                                                                               ===========    ===========    ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................    $ 1,761,237    $ 1,731,448    $ 1,682,287
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           6.79%          6.88%          7.12%
                                                                               ===========    ===========    ===========
                 Risk-based capital ratios
                   Tier 1..................................................           7.95%          8.10%          8.20%
                   Total...................................................          10.93%         11.40%         11.64%

--------------------------------------------------------------------------------

  NONPERFORMING                                                                    June 30    March 31    June 30
     ASSETS                          (dollars in thousands)                           1997        1996      1996
                  ------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $   29,198     $31,370    $ 38,490
                  Restructured loans..........................................       1,950       1,508       1,933
                                                                                ----------     -------    --------
                    Total nonperforming loans...................................    31,148      32,878      40,423
                  Other assets received in satisfaction of debt...............       1,526       1,598       1,473
                                                                                ----------     -------    --------
                    Total nonperforming assets..................................$   32,674     $34,476    $ 41,896
                                                                                ==========     =======    ========
                  Nonperforming loans to total loans (end of period)..........        0.28%       0.30%       0.39%
                  Nonperforming assets to total loans (end of period).........        0.29%       0.31%       0.41%
                                                                                ==========     =======    ========
                  90-day past due loans still accruing interest...............  $   57,097     $35,424    $ 58,695
                                                                                ==========     =======    ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 1997 totaled $33 million, or .29% of total loans, down from $34 million or .31% of total loans at March 31, 1997 and also down from $42 million or .41% of loans a year earlier.
               Interest shortfall for the quarter ended June 30, 1997 was $1.8 million compared to $1.7 million one year ago.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off.

--------------------------------------------------------------------------------

Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                        Impaired Loans        Impaired Loans
                                                                      For Which There Is    For Which There Is     Total Impaired
                               (dollars in thousands)                 Related Allowance    No Related Allowance        Loans
                 ----------------------------------------------------------------------------------------------------------------
                 June 30, 1997
                 Balance............................................       $11,725               $17,473              $29,198
                 Related allowance..................................         4,940                    --                4,940
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 6,785               $17,473              $24,258
                                                                           =======               =======              =======
                 December 31, 1996
                 Balance............................................       $ 4,827               $23,326              $28,153
                 Related allowance..................................         3,244                    --                3,244
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 1,583               $23,326              $24,909
                                                                           =======               =======              =======
                 June 30, 1996
                 Balance............................................       $ 8,378               $30,112              $38,490
                 Related allowance..................................         5,673                    --                5,673
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 2,705               $30,112              $32,817
                                                                           =======               =======              =======

                                                                             Quarters Ended June 30   Six Months Ended June 30
                                                                             ----------------------   ------------------------
                                   (dollars in thousands)                      1997         1996         1997          1996
                 -------------------------------------------------------------------------------------------------------------
                 Average impaired loans....................................    $29,210      $49,131      $30,599       $50,799
                                                                               =======      =======      =======       =======
                 Total interest income on impaired loans...................    $    14      $    89      $    62       $   105
                                                                               =======      =======      =======       =======
                 Interest income on impaired loans recorded on a cash
                   basis...................................................    $    14      $    89      $    62       $   105
                                                                               =======      =======      =======       =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                           Quarter Ended June 30   Six Months Ended June 30
                                                                           ---------------------   -------------------------
LOAN LOSSES       (dollars in thousands)                                     1997        1996         1997          1996
                  ----------------------------------------------------------------------------------------------------------
                  Balance, beginning of period..........................    $142,263    $133,672      $142,211      $129,259
                                                                            --------    --------      --------      --------
                  Charge-offs...........................................     (19,375)    (16,583)      (36,991)      (29,222)
                  Recoveries............................................       2,665       3,642         6,451         7,171
                                                                            --------    --------      --------      --------
                  Net charge-offs.......................................     (16,710)    (12,941)      (30,540)      (22,051)
                  Provision charged to operations.......................      16,410      13,689        30,292        27,212
                  Allowance related to acquired loans...................          --       4,800            --         4,800
                                                                            --------    --------      --------      --------
                  Balance at June 30....................................    $141,963    $139,220      $141,963      $139,220
                                                                            ========    ========      ========      ========
                  Net charge-offs as a percentage of provision charged
                    to operations.......................................         102%         95%          101%           81%
                  Allowance for possible loan losses to nonperforming
                    loans (period-end)..................................         456%        344%
                  Allowance for possible loan losses to nonperforming
                    assets (period-end).................................         434%        332%
                  Allowance for possible loan losses to total loans
                    outstanding (period-end)............................        1.27%       1.36%

--------------------------------------------------------------------------------

           The Corporation's provision for loan losses for the current quarter was $16.4 million, up 19.9% from $13.7 million in last year's second quarter. Net charge-offs also increased from $12.9 million to $16.7 million for the current quarter, bringing net charge-offs on a year-to-date basis to $30.5 million compared to $22.1 million in the same 1996 period. The increase in second quarter net charge-offs was primarily attributable to higher writeoffs of charge card balances in the second quarter of 1997 compared to the same quarter last year, offset somewhat by a decrease in net commercial loan charge-offs from second quarter 1996 to second quarter 1997. For the second quarter of 1997, net charge-offs related to charge card and commercial loans were $14.6 million and $0.8 million, respectively, compared to $11.2 million and $1.5 million, respectively, for the second quarter of 1996.
               At June 30, 1997, the allowance for possible loan losses was $142 million, equal to 1.27% of total loans outstanding, up from $139 million or 1.36% of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 344% at June 30, 1996, to 456% at June 30, 1997.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 38% of the Corporation's total assets and amounted to $7.69 billion at June 30, 1997. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1997 or 1996.
               In connection with the June 1996 acquisition of branches previously owned by Household as discussed earlier in this report, HTSB assumed deposits totaling approximately $2.9 billion. In addition, HTSB acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. HTSB received cash from Household at closing of $2.24 billion. Capital of $325 million was contributed to HTSB and HTSB issued $15 million in additional subordinated debt. The incremental cash available from all of these sources of approximately $2.6 billion was used by HTSB to liquidate more expensive sources of wholesale funding.
               As a result of the Household acquisition, there were significant changes in the composition of average liabilities from second quarter 1996 to the quarter ending June 30, 1997. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts increased from $7.19 billion or 48% of total non-equity funding for the quarter ending June 30, 1996 to $10.46 billion or 62% of non-equity funding during second quarter 1997. Total deposits averaged $12.98 billion in the current quarter, an increase of $2.12 billion compared to the same quarter last year. Total average wholesale deposits and short-term borrowings decreased from $7.72 billion or 52% of total non-equity funding at June 30, 1996 to $6.46 billion or 38% of total non-equity funding at June 30, 1997.

--------------------------------------------------------------------------------
                    Average money market assets in the second quarter of 1997
               increased $132 million or 18% from the same quarter last year.
               These assets represented 5% of average earning assets in 1997 remaining unchanged from one year ago. Average money market liabilities decreased 22% to $2.97 billion this quarter from
               $3.83 billion in the same quarter last year. The Corporation reduced its wholesale funding sources primarily as a result of the assumption of retail deposit liabilities in connection with the Household transaction.
                    HTSB offers to institutional investors, from time to time, unsecured short-term and medium term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time.
               The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June
               30, 1997, $240 million of short-term notes were outstanding compared to $350 million at June 30, 1996.
--------------------------------------------------------------------------------
SIX MONTHS     The Corporation's earnings for the six months ended June 30,
ENDED          1997 were $76.8 million. This represented a $1.2 million or 2%
JUNE 30, 1997  decrease from 1996 earnings of $78.0 million. Earnings
COMPARED       comparability between years was affected by the June 1996
WITH 1996      purchase of Household Bank's Chicagoland retail banking business.
               In addition to the impact of the Household transaction, during the first quarter a year ago the Corporation realized a $2.4 million after-tax gain from the sale of its securities custody and related trustee service business for large institutions.
               Excluding the impact of the Household transaction and the gain from the sale of the custody business for large institutions, core earnings increased 6% from a year ago.
                    Net interest income on a fully taxable equivalent basis was
               $300.5 million in the current period, an increase of $37.3 million or 14% from $263.2 million in the first six months of 1996. Average earning assets increased to $16.4 billion from $14.5 billion a year ago primarily attributable to an increase of 13% or $1.20 billion in average loans. Commercial, installment and residential real estate lending were all contributors to this growth. Household represented $382 million of the increase in total average loans. Net interest margin improved to 3.68% from 3.65% in 1996. Several factors affected the margin but the most significant was a more favorable funding mix resulting from lower interest costs associated with deposits assumed from Household
               Bank, compared to interest costs on wholesale funds displaced.
               Excluding the contribution of the Household transaction, net interest income would have increased $11.2 million or 4% from a year ago.
                    The 1997 provision for loan losses of $30.3 million was up
               $3.1 million from $27.2 million a year ago. Net charge-offs increased $8.5 million to $30.5 million, primarily reflecting higher charge card portfolio writeoffs.
                    Noninterest income increased $17.8 million to $178.4 million in 1997 compared to a year. During the first quarter of 1996, HTSB sold its securities custody and related trustee services business for large institutions, recording a $4.0 million pretax gain. In the current year, trust income increased $5.5 million, charge card income increased $3.4 million and service charge income increased $10.7 million. Foreign exchange income declined
               $4.9 million. Other sources of noninterest income which include syndication fees, gains on mortgage loan sales and fees on letters of credit increased $3.8 million. Without the contribution from the Household transaction and the sale of the custody business for large institutions, the Corporation's noninterest income would have increased $15.9 million or 10% from the prior year.
                    Noninterest expenses of $322.3 million rose $52.2 million
               from a year ago. Excluding all Household-related charges, total expenses increased $15.4 million or 6% in 1997 compared to a year earlier, primarily attributable to the cost of a property lease cancellation and a one-time cost of systems conversions in addition to normal expense increases associated with business expansion.

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

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           1997 SECOND QUARTER REPORT
                                 JUNE 30, 1997