Form 10-Q
period 1997-09-30
HARRIS BANKCORP INC
filed 1997-11-13
CIK 45729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)
[X]                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1997, OR
[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
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

     At November 13, 1997 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

================================================================================

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
        Consolidated Statement of Condition as of September 30, 1997, December 31, 1996 and September 30, 1996.
        Consolidated Statement of Income for the quarters and nine months ended September 30, 1997 and 1996.
        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1996.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
    The above financial statements and financial review, included in the Corporation's 1997 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION
Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.
Item 6. Exhibits and Reports on Form 8-K.
        (a) Documents filed with Report:
            27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1997, for which this report is filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.

            /s/                                        /s/
-----------------------------              -----------------------------
Pierre O. Greffe                           Paul R. Skubic
Chief Financial Officer                    Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                      Quarter Ended September 30          Nine Months Ended September 30
                                                     -----------------------------       --------------------------------
                                                       1997        1996     Change         1997         1996      Change
-------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS ($ IN THOUSANDS)
Net interest income................................  $140,893    $139,253      1%         $427,774     $391,027        9%
Net interest income (fully taxable equivalent).....   147,534     146,833      0           447,354      410,077        9
Provision for loan losses..........................    15,035      15,011      0            45,327       42,223        7
Noninterest income.................................   100,478      80,504     25           279,740      241,106       16
Noninterest expenses...............................   168,275     167,350      1           490,722      437,391       12
Net income.........................................    40,092      26,530     51           116,861      104,540       12
Cash and noncash dividends -- common stock.........    14,455      11,700     24            37,455       40,200       (7)
Cash dividends -- preferred stock..................     4,148       4,188     (1)           12,446       10,857       15
Cash earnings (1)..................................    44,681      31,047     44           130,526      112,509       16
-------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity......     10.59%       7.24%   335bp           10.67%       11.96%    (129)bp
Return on average assets...........................      0.83        0.60     23              0.82         0.83       (1)
Cash basis return on average common stockholder's
  equity (2).......................................     13.85       10.37    348             14.12        14.18       (6)
Cash basis return on average assets (3)............      0.93        0.72     21              0.94         0.90        4
Tier 1 risk-based capital ratio....................      8.03        8.09     (6)
Total risk-based capital ratio.....................     10.98       11.48    (50)
Tier 1 leverage ratio..............................      6.88        6.93     (5)
Allowance for possible loan losses to total loans
  (period-end).....................................      1.24        1.39    (15)
-------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES ($ IN MILLIONS)
Loans, net of unearned income......................  $ 11,008    $ 10,132      9%         $ 10,862     $  9,769       11%
Portfolio securities available-for-sale............     5,001       4,377     14             4,830        4,225       14
Money market assets................................       771         863    (11)              813          741       10
Total interest-earning assets......................    16,831      15,432      9            16,563       14,806       12
Total assets.......................................    19,259      17,562     10            18,964       16,849       13
Deposits...........................................    13,474      12,052     12            13,052       11,190       17
Short-term borrowings..............................     3,556       3,342      6             3,694        3,680        0
Common stockholder's equity........................     1,347       1,228     10             1,308        1,046       25
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END ($ IN MILLIONS)
Loans, net of unearned income......................  $ 11,198    $ 10,343      8%
Allowance for possible loan losses.................       139         143     (3)
Portfolio securities available-for-sale............     4,897       4,337     13
Total assets.......................................    19,519      19,019      3
Deposits...........................................    13,930      13,329      5
Common stockholder's equity........................     1,368       1,246     10
Total stockholder's equity.........................     1,593       1,471      8
-------------------------------------------------------------------------------------------------------------------------

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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------
           Harris Bankcorp, Inc. had record earnings of $40.1 million for third quarter 1997 and $116.9 million for the first nine months of 1997. This compares to $26.5 million and $104.5 million for the prior year's third quarter and nine months net income, respectively. 1996 results included a one-time $10.0 million after-tax charge resulting from legislation to re-capitalize the Savings Association Insurance Fund ("SAIF"). Excluding the SAIF charge, earnings rose 10% quarter-to-quarter. The Corporation continues to experience strong business and revenue growth.
               Excluding the SAIF charge, earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $44.7 million in the third quarter of 1997, a 9% increase compared to the corresponding quarter in 1996. With Harris Trust and Savings Bank's ("HTSB") June 1996 acquisition of Household Bank f.s.b.'s ("Household") Chicagoland network, earnings on a cash basis is the most relevant measure of performance. In the quarter ended September 30, 1997, on a cash basis, return on equity ("cash ROE") was 13.85% compared to cash ROE of 14.23% in the same period last year, excluding the one-time SAIF charge.
               Earnings comparability for the nine month period ended September 30, 1997 was affected by both the June 1996 purchase of Household's Chicagoland retail banking business and the first quarter 1996 sale of HTSB's securities custody and related trustee services business for large institutions. Excluding the $4.0 million gain from the latter transaction and the impact of the Household acquisition, pretax "core earnings" increased 6% for the first nine months of 1997 versus the comparable period of 1996.
               Third quarter net interest income on a fully taxable equivalent basis of $147.5 million remained essentially unchanged from the 1996 third quarter. Average earning assets rose $1.40 billion or 9% to $16.83 billion in 1997. Average loans increased by 9% or $876 million. Commercial, installment and retail mortgage lending were the strongest contributors to this growth.
               Net interest margin declined to 3.48% from 3.79% in the same quarter last year, principally reflecting a higher average cost of funds. For the first nine months of 1997, net interest income on a fully taxable equivalent basis was $447.4 million, an increase of 9% from the comparable period in the prior year. Earning assets increased 12% and net interest margin was 3.61% currently compared to 3.70% in the prior year. Excluding the contribution of the Household transaction, net interest income would have increased $11.2 million or 3%.
               Noninterest income of $100.5 million was up $20.0 million or 25% in third quarter 1997 from the same quarter last year. Trust and investment management fees rose 18% from the prior year's third quarter. Net portfolio securities gains were $5.9 million currently compared to $0.7 million in third quarter 1996. Other income, which includes syndication fees, bank-owned life insurance, foreign fees, and gains on mortgage sales, increased $8.5 million from 1996. For the first nine months of 1997, excluding the effect of the Household contribution in 1997 and the gain from the sale of the securities custody and related trustee services business for large institutions in 1996, core noninterest income rose 15% on a comparative period basis.
               Third quarter 1997 noninterest expenses of $168.3 million increased 1% from third quarter last year. Excluding the one-time $16.7 million SAIF assessment, expenses increased 12%, reflecting continued growth and development of certain lines of business. Total noninterest expenses were $490.7 million in the current nine-month period. The first six months of the prior year did not include operating expenses associated with the Household transaction or the related amortization of goodwill and other intangible assets. Excluding Household-related operating charges and the one-time SAIF assessment, total expenses increased $33.2 million or 8% for the nine months ended September 30, 1997 compared to the year-earlier period.
               The third quarter 1997 provision for loan losses of $15.0 million was essentially unchanged from the third quarter of 1996. Net loan charge-offs during the current quarter were $18.1 million compared to $11.0 million in the same period last year. The majority of the increase resulted from higher writeoffs in the charge card portfolio.

--------------------------------------------------------------------------------

               Nonperforming assets at September 30, 1997 totaled $34 million, or 0.3% of total loans, compared to $33 million or 0.3% at June 30, 1997, and $36 million or 0.4% a year ago. At September 30, 1997, the allowance for possible loan losses was $139 million, equal to 1.2% of loans outstanding compared to $143 million at the end of third quarter 1996, equal to 1.4% of loans outstanding. The ratio of the allowance for possible loan losses to nonperforming assets was 401% at September 30, 1996 and 410% at September 30, 1997.
               At September 30, 1997, equity capital of Harris Bankcorp amounted to $1.59 billion, up from $1.47 billion at September 30, 1996. The regulatory leverage capital ratio was 6.88% for third quarter 1997 compared to 6.93% in the same quarter one year earlier. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's September 30, 1997 Tier 1 and total risk-based capital ratios were 8.03% and 10.98%, respectively, compared to respective ratios of 8.09% and 11.48% at September 30, 1996. At September 30, 1997, equity capital included $225 million of preferred stock.
               During the quarter, the Corporation and its parent company, Bank of Montreal, announced the formation of a new national credit card enterprise. The new company will combine most of the consumer credit card portfolios of HTSB and BankBoston Corporation -- totaling more than one million customers with receivables of nearly $2 billion -- along with the expertise of First Annapolis Consulting, Inc., the premier credit card consulting company in the U.S. The company will use First Data Resources for data processing and related functions; most Harris credit card-issuing employees will become employees of First Data Resources.

           ALAN G. MCNALLY

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                               Quarter Ended September 30       Nine Months Ended September 30
                                                               ---------------------------      -------------------------------
          (in thousands except per share data)                   1997              1996            1997                 1996
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees....................................       $234,386          $215,691        $687,804             $616,145
Money market assets:
  Deposits at banks......................................          7,134             9,118          24,054               20,444
  Federal funds sold and securities purchased under
    agreement to resell..................................          3,088             2,451           8,842                9,316
Trading account..........................................            841               881           2,442                2,987
Securities available-for-sale:
  U.S. Treasury and Federal agency.......................         69,391            60,257         202,658              173,269
  State and municipal....................................          4,464             4,609          13,228               13,536
  Other..................................................            409               437           1,143                2,238
                                                                --------          --------        --------             --------
  Total interest income..................................        319,713           293,444         940,171              837,935
                                                                --------          --------        --------             --------
INTEREST EXPENSE
Deposits.................................................        124,175           104,408         345,763              289,170
Short-term borrowings....................................         39,217            36,985         115,510              121,538
Senior notes.............................................          8,433             5,988          31,594               16,257
Long-term notes..........................................          6,995             6,810          19,530               19,943
                                                                --------          --------        --------             --------
  Total interest expense.................................        178,820           154,191         512,397              446,908
                                                                --------          --------        --------             --------
NET INTEREST INCOME......................................        140,893           139,253         427,774              391,027
Provision for loan losses................................         15,035            15,011          45,327               42,223
                                                                --------          --------        --------             --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......        125,858           124,242         382,447              348,804
                                                                --------          --------        --------             --------
NONINTEREST INCOME
Trust and investment management fees.....................         34,320            29,071          99,073               88,330
Trading account..........................................            793               686           3,352                4,338
Foreign exchange.........................................          1,348             1,697           3,462                8,697
Charge card..............................................         12,940            13,115          37,372               34,191
Service fees and charges.................................         25,079            23,582          71,641               60,017
Portfolio securities gains...............................          5,927               738           9,896                4,288
Other....................................................         20,071            11,615          54,944               41,245
                                                                --------          --------        --------             --------
  Total noninterest income...............................        100,478            80,504         279,740              241,106
                                                                --------          --------        --------             --------
NONINTEREST EXPENSES
Salaries and other compensation..........................         79,131            71,756         230,816              201,590
Pension, profit sharing and other employee benefits......         14,942            13,175          46,212               42,941
Net occupancy............................................         14,917            12,894          43,004               34,472
Equipment................................................         12,282            10,338          35,099               30,395
Marketing................................................          6,026             7,662          18,978               20,381
Communication and delivery...............................          6,126             4,743          17,463               15,242
Deposit insurance........................................            736            18,348           2,157               18,427
Other....................................................         27,079            21,553          76,085               62,644
                                                                --------          --------        --------             --------
                                                                 161,239           160,469         469,814              426,092
Goodwill and other valuation intangibles.................          7,036             6,881          20,908               11,299
                                                                --------          --------        --------             --------
  Total noninterest expenses.............................        168,275           167,350         490,722              437,391
                                                                --------          --------        --------             --------
Income before income taxes...............................         58,061            37,396         171,465              152,519
Applicable income taxes..................................         17,969            10,866          54,604               47,979
                                                                --------          --------        --------             --------
  NET INCOME.............................................         40,092            26,530         116,861              104,540
Dividends on preferred stock.............................          4,148             4,188          12,445               10,857
                                                                --------          --------        --------             --------
Net Income Applicable to Common Stock....................       $ 35,944          $ 22,342        $104,416             $ 93,683
                                                                ========          ========        ========             ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average
  shares outstanding)
Net Income Applicable to Common Stock....................       $   5.39          $   3.35        $  15.66             $  14.05
                                                                ========          ========        ========             ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                              September 30   December 31   September 30
(in thousands except share data)                                      1997          1996           1996
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,252,362    $ 1,238,028   $ 1,822,522
Money market assets:
  Interest-bearing deposits at banks........................      550,234        658,257       839,933
  Federal funds sold and securities purchased under
    agreement to resell.....................................      402,379        294,792       493,057
Portfolio securities available-for-sale.....................    4,896,536      3,985,183     4,337,406
Trading account assets......................................       35,467        110,355        28,225
Loans, net of unearned income of $5,152 in 1997, $7,624 and
  $11,391 in 1996...........................................   11,198,157     10,744,653    10,343,418
Allowance for possible loan losses..........................     (138,867)      (142,211)     (143,216)
                                                              -----------    -----------   -----------
  Net loans.................................................   11,059,290     10,602,442    10,200,202
Premises and equipment......................................      305,786        275,091       264,261
Customers' liability on acceptances.........................       41,205         78,983       100,950
Goodwill and other valuation intangibles....................      297,724        310,663       316,573
Other assets................................................      678,364        674,946       615,620
                                                              -----------    -----------   -----------
      TOTAL ASSETS..........................................  $19,519,347    $18,228,740   $19,018,749
                                                              ===========    ===========   ===========
LIABILITIES
Deposits in domestic offices - noninterest-bearing..........  $ 3,177,985    $ 3,642,578   $ 3,662,264
                           - interest-bearing...............    8,772,543      7,668,893     7,617,386
Deposits in foreign offices - noninterest-bearing...........       23,421         35,116        32,775
                          - interest-bearing................    1,955,914      1,643,714     2,017,003
                                                              -----------    -----------   -----------
      Total deposits........................................   13,929,863     12,990,301    13,329,428
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    2,369,070      1,983,047     2,656,235
Commercial paper outstanding................................      354,372        334,653       225,301
Other short-term borrowings.................................       28,235        347,690       170,331
Senior notes................................................      605,000        350,000       439,000
Acceptances outstanding.....................................       41,205         78,983       100,950
Accrued interest, taxes and other expenses..................      156,857        159,250       179,721
Other liabilities...........................................       62,294         90,543        68,191
Long-term notes.............................................      379,234        379,107       379,067
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES.....................................   17,926,130     16,713,574    17,548,224
                                                              -----------    -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000        180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000         45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340         53,340        53,340
Surplus.....................................................      484,877        484,319       484,191
Retained earnings...........................................      827,586        760,626       734,951
Unrealized holding gains (losses), net of deferred taxes of
  ($1,577) in 1997, $5,364 and $17,778 in 1996..............        2,414         (8,119)      (26,957)
                                                              -----------    -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,593,217      1,515,166     1,470,525
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $19,519,347    $18,228,740   $19,018,749
                                                              ===========    ===========   ===========

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                            1997            1996
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,515,166      $1,145,776
  Net income................................................     116,861         104,540
  Issuance of Series B preferred stock......................          --          45,000
  Contributions to capital..................................         558         280,294
  Noncash dividend..........................................      (2,455)             --
  Cash dividends -- Series A preferred stock................      (9,788)         (9,932)
  Cash dividends -- Series B preferred stock................      (2,658)           (925)
  Cash dividends -- common stock............................     (35,000)        (40,200)
  Net change in unrealized holding gains (losses) on
    available-for-sale securities, net of tax...............      10,533         (54,028)
                                                              ----------      ----------
BALANCE AT SEPTEMBER 30.....................................  $1,593,217      $1,470,525
                                                              ==========      ==========

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                              Nine Months Ended September 30
                                                              -------------------------------
                       (in thousands)                             1997               1996
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................   $    116,861       $   104,540
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         45,327            42,223
  Depreciation and amortization, including intangibles......         51,574            39,902
  Deferred tax (benefit) expense............................         (2,241)              982
  Gain on sales of portfolio securities.....................         (9,896)           (4,288)
  Trading account net sales.................................         74,888            70,413
  Net increase in interest receivable.......................        (22,192)           (8,376)
  Net decrease in interest payable..........................         (2,123)           (1,497)
  Net increase in loans held for resale.....................        (52,002)          (47,515)
  Other, net................................................        (22,573)          (80,502)
                                                               ------------       -----------
    Net cash provided by operating activities...............        177,623           115,882
                                                               ------------       -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................        108,023          (382,231)
  Net increase in Federal funds sold and securities
    purchased under agreement to resell.....................       (107,587)         (313,365)
  Proceeds from sales of securities available-for-sale......      1,043,072           911,590
  Proceeds from maturities of securities
    available-for-sale......................................      8,131,227         4,643,530
  Purchases of securities available-for-sale................    (10,058,282)       (6,587,879)
  Net increase in loans.....................................       (450,174)         (470,256)
  Net cash received upon assumption of certain assets and
    liabilities of Household Bank, f.s.b....................             --         2,244,009
  Proceeds from sales of premises and equipment.............         19,230            12,719
  Purchases of premises and equipment.......................        (80,591)          (53,891)
  Other, net................................................         (1,610)           34,819
                                                               ------------       -----------
    Net cash (used) provided by investing activities........     (1,396,692)           39,045
                                                               ------------       -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................        939,562           209,442
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................        386,023           759,418
  Net increase (decrease) in commercial paper outstanding...         19,719           (66,721)
  Net decrease in short-term borrowings.....................       (319,455)         (672,718)
  Proceeds from issuance of senior notes....................      5,310,000         1,199,436
  Repayment of senior notes.................................     (5,055,000)       (1,238,436)
  Proceeds from issuance of long-term notes.................             --            15,000
  Proceeds from issuance of preferred stock.................             --            45,000
  Contribution to capital surplus...........................             --           280,000
  Cash dividends paid on preferred stock....................        (12,446)           (9,932)
  Cash dividends paid on common stock.......................        (35,000)          (40,200)
  Other, net................................................             --          (335,112)
                                                               ------------       -----------
    Net cash provided by financing activities...............      1,233,403           145,177
                                                               ------------       -----------
    NET INCREASE IN CASH AND DEMAND BALANCES DUE FROM
     BANKS..................................................         14,334           300,104
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1....      1,238,028         1,522,418
                                                               ------------       -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
     30.....................................................   $  1,252,362       $ 1,822,522
                                                               ============       ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1996.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSCertain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30, totaled $514.6 million and $522.7 million in 1997 and 1996, respectively. Cash income tax payments over the same periods totaled $60.0 million and $58.9 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES During the first quarter of 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides standards based on the application of a financial components approach to transfers and servicing of financial assets and extinguishments of liabilities. The approach is focused on control of assets and liabilities existing after transfers of financial assets whereby an entity recognizes the assets it controls and the liabilities it has incurred and derecognizes the assets it no longer controls and the liabilities it has extinguished. The Statement provides standards to determine whether transfers of financial assets are to be accounted for as sales or secured borrowings. The adoption of the portions of SFAS No. 125 which were not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," did not have a material effect on the Corporation's financial position or results of operations.
--------------------------------------------------------------------------------
5. DERIVATIVES
           The Corporation uses various interest rate and foreign exchange derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts may include spot, future, forward and option contracts.
               Derivative financial instruments which are used as part of the Corporation's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.
               Derivative financial instruments which are used in the management of the Corporation's risk strategy may qualify for hedge accounting. A derivative financial instrument may be a hedge of an existing asset, liability, firm commitment or anticipated transaction. Hedge accounting is used when the following criteria are met: the hedged item exposes the Corporation to price, currency or interest rate risk; the hedging instrument reduces the exposure to risk and the hedging instrument is designated as a hedge. At the inception of the hedge and

--------------------------------------------------------------------------------

           throughout the hedge period, a high correlation of changes in both the market value of the hedging instrument and the fair value of the hedged item should be probable. Additional criteria for using hedge accounting for anticipated transactions are: the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur.
               If hedge criteria are met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps are generally recognized in the same period and in the same manner in which gains and losses from the hedged item are recognized. Unrealized gains and losses on a hedging instrument are deferred when the hedged item is accounted for on an historical cost basis. The hedging instrument is marked to market when the hedged item is accounted for on a mark to market basis.
               Deferred gains and losses on interest rate futures contracts used to hedge existing assets and liabilities are included in the basis of the item being hedged. For hedges of anticipated transactions, the Corporation recognizes deferred gains or losses on futures transactions as adjustments to the cash position eventually taken. Gains or losses on termination of an interest rate futures contract designated as a hedge are deferred and recognized when the offsetting gain or loss is recognized on the hedged item. When the hedged item is sold, existing unrealized gains or losses on the interest rate futures contract are recognized as part of net income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized in income immediately.
               The Corporation engages in interest rate swaps in order to manage its interest rate risk exposure. Contractual payments under interest rate swaps designated as hedges are accrued in the Statement of Income as a component of interest income or expense. There is no recognition of unrealized gains and losses on the balance sheet. Gains or losses on termination of an interest rate swap contract designated as a hedge are deferred and amortized as an adjustment of the yield on the underlying balance sheet position over the remainder of the original contractual life of the terminated swap. When the hedged item is sold, existing unrealized gains or losses on the swap contract are recognized in income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.
               Interest rate options are used to manage the Corporation's interest rate risk exposure from rate lock commitments and fixed rate mortgage loans intended to be sold in the secondary market. Changes in the market value of options designated as hedges are deferred from income recognition and effectively recognized as other noninterest income when the loans are sold and the hedge position is closed. Loans intended to be sold in the secondary market are carried at lower of amortized cost or current market value. When a hedge contract with an embedded gain is terminated early, the deferred gain is recorded as an adjustment to the carrying value of the loans. When a hedge contract with an embedded loss is terminated early, the deferred loss is charged to other noninterest income. When the hedged item is sold before the hedge contract is terminated and the hedge contract has an embedded gain or loss, the deferred gain or loss is recorded as other noninterest income in the same period as part of the gain or loss on the sale of the loans. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.
--------------------------------------------------------------------------------
6. SALE OF
CREDIT CARD
PORTFOLIO  On September 4, 1997, Harris Trust and Savings Bank, a wholly-owned subsidiary of the Corporation, announced that it had entered into a contract to transfer its credit card portfolio to a company to be owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont Financial Corp., the parent corporation of the Corporation. The transaction is expected to close during fourth quarter 1997.
               At the time of the announcement, the Harris Trust and Savings Bank charge card portfolio balance amounted to approximately $750 million, representing less than 5% of the Corporation's total consolidated assets. Upon completion of the transfer, Harris Trust and Savings Bank will receive cash and an equity interest in the newly formed company, which it intends to immediately sell for cash to Bankmont Financial Corp. After the sale, Harris Trust and Savings Bank will no longer have a financial interest in the results of that business. The projected after-tax gain from the transaction is anticipated to be less than 10% of 1997 net income for the Corporation. The impact of this transaction on the Corporation's financial position and future results of operations is not expected to be material.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                            Quarter Ended September 30             Nine Months Ended September 30
                                               ---------------------------------------    ---------------------------------------
Daily Average Balances (in millions)                       1997                  1996                 1997                  1996
                                               -----------------     -----------------    -----------------     -----------------

Average Rates Earned and Paid (fully
taxable equivalent basis)                      Balances    Rates     Balances    Rates    Balances    Rates     Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.......    $    557     5.08%    $    687     5.28%   $    603     5.33%    $    516     5.29%
  Federal funds sold and securities
    purchased under agreement to resell....         214     5.73          176     5.53         210     5.62          225     5.54
                                               --------              --------             --------              --------
         Total money market assets.........         771     5.26          863     5.34         813     5.41          741     5.36
Trading account assets.....................          51     8.10           60     7.44          58     6.89           71     7.07
Portfolio securities available-for-sale:
  (1)(2)
  U.S. Treasury and Federal agency.........       4,657     6.25        4,034     6.39       4,492     6.37        3,871     6.32
  State and municipal......................         311     8.61          307     9.22         305     8.74          297     9.25
  Other....................................          33     4.74           36     5.05          33     4.94           57     5.30
                                               --------              --------             --------              --------
         Total portfolio securities
           available-for-sale..............       5,001     6.38        4,377     6.57       4,830     6.51        4,225     6.51
Loans, net of unearned income..............      11,008     8.47       10,132     8.50      10,862     8.47        9,769     8.44
                                               --------              --------             --------              --------
         TOTAL INTEREST-EARNING ASSETS.....      16,831     7.70       15,432     7.77      16,563     7.74       14,806     7.73
                                               --------              --------             --------              --------
Cash and demand balances due from banks....       1,221                 1,144                1,211                 1,129
Other assets...............................       1,207                   986                1,190                   914
                                               --------              --------             --------              --------
         Total assets......................    $ 19,259              $ 17,562             $ 18,964              $ 16,849
                                               ========              ========             ========              ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts.................................    $  2,765     3.35     $  2,675     3.23    $  2,774     3.26     $  2,100     3.20
Savings deposits and certificates..........       4,742     5.00        4,629     4.91       4,723     4.93        3,271     4.87
Other time deposits........................       1,058     5.60          493     4.87         814     5.56          734     5.42
Foreign office time deposits...............       1,871     5.54        1,471     5.28       1,718     5.45        2,228     5.38
                                               --------              --------             --------              --------
         TOTAL INTEREST-BEARING DEPOSITS...      10,436     4.72        9,268     4.48      10,029     4.61        8,333     4.64
Short-term borrowings......................       3,556     5.32        3,342     5.27       3,694     5.28        3,680     5.08
Long-term notes............................         379     7.38          379     7.19         379     7.27          369     7.04
                                               --------              --------             --------              --------
         TOTAL INTEREST-BEARING
           LIABILITIES.....................      14,371     4.94       12,989     4.73      14,102     4.86       12,382     4.82
Noninterest-bearing deposits...............       3,038                 2,784                3,023                 2,857
Other liabilities..........................         278                   336                  306                   368
Stockholder's equity.......................       1,572                 1,453                1,533                 1,242
                                               --------              --------             --------              --------
         Total liabilities and
           stockholder's
           equity..........................    $ 19,259              $ 17,562             $ 18,964              $ 16,849
                                               ========              ========             ========              ========
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS).................                 3.48%                 3.79%                3.61%                 3.70%
                                                           =====                 =====                =====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT

Tax-exempt interest income has been restated to a comparable taxable level.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE

Yields on securities classified as available-for-sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 1997
COMPARED WITH
THIRD QUARTER 1996
--------------------------------------------------------------------------------
SUMMARY The Corporation's net income for the third quarter of 1997 was $40.1 million compared to $26.5 million in the year ago quarter. 1996 results included a one-time $10.0 million after-tax charge resulting from legislation to re-capitalize the Savings Association Insurance Fund ("SAIF"). Excluding the SAIF charge, earnings increased 10% from the same quarter of a year ago. "Cash earnings," defined as earnings before amortization of goodwill and other valuation intangibles (primarily from the Household transaction), represent a more valid basis for comparison with prior periods. Excluding the SAIF charge, cash earnings were $44.7 million in the third quarter of 1997, a 9% increase compared to the corresponding quarter in 1996. Cash ROE was 13.85% compared to cash ROE of 14.23% in the same quarter a year ago, excluding the one-time SAIF charge.
               Third quarter net interest income on a fully taxable equivalent basis of $147.5 million was essentially unchanged from the third quarter a year ago. Average earning assets rose 9% to $16.83 billion from $15.43 billion in 1996, primarily attributable to an increase of $624 million or 14% in portfolio securities available-for-sale and an increase of 9% or $876 million in average loans. Commercial, installment and residential real estate lending were all strong contributors to this growth. Net interest margin declined to 3.48% from 3.79% in the same quarter last year, principally reflecting a higher average cost of funds.
               The third quarter 1997 provision for loan losses of $15.0 million was essentially unchanged from the third quarter of 1996. Net charge-offs increased from $11.0 million to $18.1 million in the current quarter, primarily reflecting higher charge card portfolio writeoffs.
               Noninterest income increased $20.0 million, or 25%, from third quarter 1996. In the current quarter trust fees rose by $5.2 million and service charge fees increased $1.5 million. Securities gains improved $5.2 million compared to third quarter 1996. Foreign exchange income declined $0.3 million and charge card income declined $0.2 million. Other income, which includes syndication fees, foreign fees, bank-owned life insurance and gains on mortgage sales, increased $8.5 million from 1996.
               Third quarter noninterest expenses of $168.3 million rose $0.9 million from third quarter last year. Excluding the one-time $16.7 million SAIF assessment, expenses increased 12%, reflecting continued growth and development of certain lines of business.
               Additional commentary on the matters included in the above summary is provided in the following sections of this report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                                            Nine Months Ended
                                                                        Quarter Ended September 30               September 30
                                                                       ---------------------------    -----------------------
                               (dollars in thousands)                        1997             1996        1997           1996
                 ------------------------------------------------------------------------------------------------------------
                 Interest income...................................      $319,713         $293,444    $940,171       $837,935
                 Fully taxable equivalent adjustment...............         6,641            7,580      19,580         19,050
                                                                         --------         --------    --------       --------
                     Interest income (fully taxable equivalent
                       basis)......................................       326,354          301,024     959,751        856,985
                 Interest expense..................................       178,820          154,191     512,397        446,908
                                                                         --------         --------    --------       --------
                     Net interest income (fully taxable
                       equivalent basis)...........................      $147,534         $146,833    $447,354       $410,077
                                                                         ========         ========    ========       ========
                 Increase (decrease) due to change in:
                     Volume........................................      $ 13,009         $ 17,020    $ 47,431       $ 47,566
                     Rate..........................................       (12,308)           4,913     (10,154)       (10,033)
                                                                         --------         --------    --------       --------
                          Total increase in net interest income....      $    701         $ 21,933    $ 37,277       $ 37,533
                                                                         ========         ========    ========       ========

           Third quarter net interest income on an FTE basis of $147.5 million, remained essentially unchanged from third quarter 1996. Average earning assets increased 9% or $1.40 billion and net interest margin, the other principal determinant of net interest income, declined from 3.79% to 3.48% in the current quarter.
               Average loans rose $876 million, or 9%. Commercial, installment and residential real estate loans increased $458 million, $148 million and $526 million, respectively. Average portfolio securities were up 14%, or $624 million, primarily reflecting increased holdings of U.S. Federal agency securities. Total money market assets declined $92 million or 11% over third quarter 1996 levels.
               Funding for this asset growth came primarily from other time deposits and foreign time deposits, which increased by an average of $565 million and $400 million, respectively. The remainder was spread between money market accounts, savings deposits and certificates, and short-term borrowings.
               The Corporation's declining net interest margin principally reflects rapid earning asset growth and slower core deposit growth. As a result, much of the incremental supporting liabilities are wholesale funds with higher effective rates. In addition, loan yields are subject to continued competitive pressure.

--------------------------------------------------------------------------------
           AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                             Quarter Ended September 30
                                                              -----------------------------------------
                 Daily Average Balances (in millions)                        1997                  1996
                 Average Rates Earned and Paid                -------------------   -------------------
                 (fully taxable equivalent basis)             Balances      Rates   Balances      Rates
                 --------------------------------------------------------------------------------------
                 Interest-earning assets...................   $ 16,831       7.70%  $ 15,432       7.77%
                                                              ========              ========
                 Interest-bearing liabilities..............   $ 14,371       4.94   $ 12,989       4.73
                 Noninterest-bearing sources of funds......      2,460                 2,443
                                                              --------              --------
                     Total supporting liabilities..........   $ 16,831       4.22   $ 15,432       3.98
                                                              ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                  3.48%                 3.79%
                                                                              ===                   ===

                                                                        Nine Months Ended September 30
                                                             -----------------------------------------
                 Daily Average Balances (in millions)                       1997                  1996
                 Average Rates Earned and Paid               -------------------   -------------------
                 (fully taxable equivalent basis)            Balances      Rates   Balances      Rates
                 ------------------------------------------  -----------------------------------------
                 Interest-earning assets...................  $ 16,563       7.74%  $ 14,806       7.73%
                                                             ========              ========
                 Interest-bearing liabilities..............  $ 14,102       4.86   $ 12,382       4.82
                 Noninterest-bearing sources of funds......     2,461                 2,424
                                                             --------              --------
                     Total supporting liabilities..........  $ 16,563       4.13   $ 14,806       4.03
                                                             ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                 3.61%                 3.70%
                                                                             ===                   ===

--------------------------------------------------------------------------------

                                                        Quarter           Increase          Nine Months         Increase
                                                   Ended September 30    (Decrease)     Ended September 30     (Decrease)
   Noninterest                                     ------------------   -------------   -------------------   -------------
     Income           (dollars in thousands)         1997      1996     Amount     %      1997       1996     Amount     %
                   --------------------------------------------------------------------------------------------------------
                   Trust and investment
                     management fees............   $ 34,320   $29,071   $ 5,249    18   $ 99,073   $ 88,330   $10,743    12
                   Trading account..............        793       686       107    16      3,352      4,338      (986)  (23)
                   Foreign exchange.............      1,348     1,697      (349)  (21)     3,462      8,697    (5,235)  (60)
                   Charge card..................     12,940    13,115      (175)   (1)    37,372     34,191     3,181     9
                   Service fees and charges.....     25,079    23,582     1,497     6     71,641     60,017    11,624    19
                   Portfolio securities gains...      5,927       738     5,189     +      9,896      4,288     5,608   131
                   Other........................     20,071    11,615     8,456    73     54,944     41,245    13,699    33
                                                   --------   -------   -------         --------   --------   -------
                   Total noninterest income.....   $100,478   $80,504   $19,974    25   $279,740   $241,106   $38,634    16
                                                   ========   =======   =======   ===   ========   ========   =======   ===

           Noninterest income for the 1997 third quarter was $100.5 million, an increase of $20.0 million or 25% from the third quarter of 1996. Trust and investment management revenue was $34.3 million, an increase of $5.2 million or 18% from the previous year. This growth came primarily in personal trust revenue. Service fees and charges totaled $25.1 million, an increase of $1.5 million or 6% from the prior year. Other income, which includes syndication fees, foreign fees, bank-owned life insurance and gains on mortgage sales, increased $8.5 million over 1996. Net gains reported from the sale of debt portfolio securities totaled $5.9 million, up $5.2 million from 1996.
               Charge card fees totaled $12.9 million, down slightly from the $13.1 million reported in the year-earlier quarter. Foreign exchange revenue was $1.3 million, down 21% from the third quarter of 1996 primarily because of reductions in customer transactions related to the sale of the securities custody and related trustee service business for large institutions in first quarter 1996.

--------------------------------------------------------------------------------

   Noninterest                                          Quarter           Increase          Nine Months         Increase
    Expenses                                      Ended September 30     (Decrease)     Ended September 30     (Decrease)
   and Income                                     -------------------   -------------   -------------------   -------------
      Taxes           (dollars in thousands)        1997       1996     Amount     %      1997       1996     Amount     %
                   --------------------------------------------------------------------------------------------------------
                   Salaries and other
                     compensation..............   $ 79,131   $ 71,756   $ 7,375    10   $230,816   $201,590   $29,226    14
                   Pension, profit sharing and
                     other employee benefits...     14,942     13,175     1,767    13     46,212     42,941     3,271     8
                   Net occupancy...............     14,917     12,894     2,023    16     43,004     34,472     8,532    25
                   Equipment...................     12,282     10,338     1,944    19     35,099     30,395     4,704    15
                   Marketing...................      6,026      7,662    (1,636)  (21)    18,978     20,381    (1,403)   (7)
                   Communication and
                     delivery..................      6,126      4,743     1,383    29     17,463     15,242     2,221    15
                   Deposit insurance...........        736     18,348   (17,612)  (96)     2,157     18,427   (16,270)  (88)
                   Other.......................     27,079     21,553     5,526    26     76,085     62,644    13,441    21
                                                  --------   --------   -------         --------   --------   -------
                                                   161,239    160,469       770     0    469,814    426,092    43,722    10
                   Goodwill and other valuation
                     intangibles...............      7,036      6,881       155     2     20,908     11,299     9,609    85
                                                  --------   --------   -------         --------   --------   -------
                   Total noninterest expense...   $168,275   $167,350   $   925     1   $490,722   $437,391   $53,331    12
                                                  ========   ========   =======         ========   ========   =======
                   Provision for income
                     taxes.....................   $ 17,969   $ 10,866   $ 7,103    65   $ 54,604   $ 47,979   $ 6,625    14
                                                  ========   ========   =======   ===   ========   ========   =======   ===

           Noninterest expenses for 1997 third quarter totaled $168.3 million, an increase of $0.9 million or 1% from the third quarter of 1996. Third quarter 1996 included the one-time SAIF assessment levied on deposits

--------------------------------------------------------------------------------

           assumed from Household amounting to $16.7 million. Excluding the effect of the SAIF assessment, total noninterest expenses increased $17.6 million or 12% in third quarter 1997 compared to the year-earlier quarter. Generally, the higher expenses in various categories are attributable to the manpower and related costs required for systems conversions as well as growth and development of various lines of business targeted for expansion.
               Employment-related expenses totaled $94.1 million, an increase of $9.1 million or 11%. Net occupancy expenses totaled $14.9 million, up $2.0 million from the prior year's third quarter. Equipment expenses increased $1.9 million or 19% over third quarter 1996. Marketing expenses declined $1.6 million, while communication and delivery expenses rose $1.4 million over the year-earlier quarter. Other noninterest expenses rose $5.5 million or 26%, primarily due to systems conversions as well as business growth and development.
               Income tax expense totaled $18.0 million, an increase of 65% from $10.9 million recorded in third quarter 1996, reflecting higher pretax income.
--------------------------------------------------------------------------------
CAPITAL
POSITION The Corporation's total equity capital at September 30, 1997 was $1.59 billion, compared with $1.52 billion and $1.47 billion at December 31, 1996 and September 30, 1996, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $43 million and $16.6 million, respectively.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.03% and 10.98%, respectively, at September 30, 1997. HTSB's Tier 1 and total risk-based capital ratios were 7.38% and 10.63%, respectively, at September 30, 1997.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 6.88% and 6.61%, respectively, for the third quarter of 1997.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before September 30, 1997, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 1997, the Corporation's intangible assets totaled $298 million, including approximately $282 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 6.80% and 6.51%, respectively, for the third quarter of 1997.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               September 30    December 31    September 30
                 (dollars in thousands)                                                1997           1996            1996
                 ---------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $19,519,347     $18,228,740    $19,018,749
                                                                               ===========     ===========    ===========
                 Average assets (quarter)..................................    $19,259,009     $18,159,800    $17,562,535
                                                                               ===========     ===========    ===========
                 Risk-based on-balance sheet assets........................    $12,575,085     $11,975,359    $11,752,669
                                                                               ===========     ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 3,946,740     $ 3,508,486    $ 3,364,916
                                                                               ===========     ===========    ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................    $16,235,367     $15,191,093    $14,819,254
                                                                               ===========     ===========    ===========
                 Tier 1 capital............................................    $ 1,304,436     $ 1,230,628    $ 1,199,246
                                                                               ===========     ===========    ===========
                 Supplementary capital.....................................    $   478,407     $   501,497    $   502,464
                                                                               ===========     ===========    ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................    $ 1,782,209     $ 1,731,448    $ 1,701,051
                                                                               ===========     ===========    ===========
                 Tier 1 leverage ratio.....................................           6.88%           6.88%          6.93%
                 Risk-based capital ratios
                   Tier 1..................................................           8.03%           8.10%          8.09%
                   Total...................................................          10.98%          11.40%         11.48%

--------------------------------------------------------------------------------

  Nonperforming                                                                 September 30    December 31    September 30
     Assets                          (dollars in thousands)                             1997           1996        1996
                  ---------------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $     31,565        $28,153    $     33,002
                  Restructured loans..........................................           946          1,512           1,958
                                                                                ------------    -----------    ------------
                  Total nonperforming loans...................................        32,511         29,665          34,960
                  Other assets received in satisfaction of debt...............         1,374          1,562             728
                                                                                ------------    -----------    ------------
                  Total nonperforming assets..................................  $     33,885        $31,227    $     35,688
                                                                                ============    ===========    ============
                  Nonperforming loans to total loans (end of period)..........           .29%           .28%            .34%
                  Nonperforming assets to total loans (end of period).........           .30%           .29%            .35%
                                                                                ============    ===========    ============
                  90-day past due loans still accruing interest...............  $     60,539        $46,369    $     41,253
                                                                                ============    ===========    ============

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not yielding at rates comparable to earning assets.
               Nonperforming assets at September 30, 1997 totaled $34 million, or .30% of total loans, up from $31 million or .29% of total loans at December 31, 1996 and down from $36 million or .35% of loans a year earlier.
               Interest shortfall for the quarter ended September 30, 1997 was $1.0 million compared to $2.1 million one year ago.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

--------------------------------------------------------------------------------

           the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                        Impaired Loans        Impaired Loans
                                                                      For Which There Is    For Which There Is     Total Impaired
                               (dollars in thousands)                 Related Allowance    No Related Allowance        Loans
                 ----------------------------------------------------------------------------------------------------------------
                 September 30, 1997
                 Balance............................................       $20,624               $10,941              $31,565
                 Related allowance..................................         4,972                    --                4,972
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $15,652               $10,941              $26,593
                                                                           =======               =======              =======
                 December 31, 1996
                 Balance............................................       $ 4,827               $23,326              $28,153
                 Related allowance..................................         3,244                    --                3,244
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 1,583               $23,326              $24,909
                                                                           =======               =======              =======
                 September 30, 1996
                 Balance............................................       $ 6,402               $26,600              $33,002
                 Related allowance..................................         4,867                    --                4,867
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 1,535               $26,600              $28,135
                                                                           =======               =======              =======

                                                             Quarter Ended September 30          Nine Months Ended September 30
                                                             ---------------------------         -------------------------------
                           (dollars in thousands)              1997              1996               1997                1996
                 ---------------------------------------------------------------------------------------------------------------
                 Average impaired loans....................    $33,698           $34,378             $31,643             $45,325
                                                               =======           =======             =======             =======
                 Total interest income on impaired loans...    $    17           $    22             $    79             $   127
                                                               =======           =======             =======             =======
                 Interest income on impaired loans recorded
                   on a cash basis.........................    $    17           $    22             $    79             $   127
                                                               =======           =======             =======             =======

--------------------------------------------------------------------------------

Allowance
for Possible
                                                            Quarter Ended September 30          Nine Months Ended September 30
                                                            ---------------------------         -------------------------------
Loan Losses       (dollars in thousands)                      1997              1996               1997                1996
                  -------------------------------------------------------------------------------------------------------------
                  Balance, beginning of period............   $141,963          $139,220            $142,211            $129,259
                                                             --------          --------            --------            --------
                  Charge-offs.............................    (21,797)          (15,520)            (58,786)            (44,742)
                  Recoveries..............................      3,665             4,505              10,115              11,675
                                                             --------          --------            --------            --------
                  Net charge-offs.........................    (18,132)          (11,015)            (48,671)            (33,067)
                  Provision charged to operations.........     15,036            15,011              45,327              42,224
                  Allowance related to acquired loans.....         --                --                  --               4,800
                                                             --------          --------            --------            --------
                  Balance at September 30.................   $138,867          $143,216            $138,867            $143,216
                                                             ========          ========            ========            ========
                  Net charge-offs as a percentage of
                    provision charged to operations.......        121%               73%                107%                 78%
                  Allowance for possible loan losses to
                    nonperforming loans (period-end)......        427%              410%
                  Allowance for possible loan losses to
                    nonperforming assets (period-end).....        410%              401%
                  Allowance for possible loan losses to
                    total loans outstanding
                    (period-end)..........................       1.24%             1.39%

--------------------------------------------------------------------------------

           The Corporation's provision for loan losses for the current quarter of $15.0 million remained essentially unchanged from last year's third quarter. Net charge-offs increased from $11.0 million to $18.1 million for the current quarter, bringing net charge-offs on a year-to-date basis to $48.7 million compared to $33.1 million in the same 1996 period. The increase in third quarter net charge-offs was primarily attributable to higher writeoffs of charge card, commercial and installment balances in the third quarter of 1997 compared to the same quarter last year. For the third quarter of 1997, net charge-offs related to charge card, commercial and installment loans were $13.3 million, $3.2 million and $1.7 million, respectively, compared to $9.6 million, $1.5 million and $0.3 million, respectively, for the third quarter of 1996.
               At September 30, 1997, the allowance for possible loan losses was $139 million, equal to 1.24% of total loans outstanding, down from $143 million or 1.39% of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 410% at September 30, 1996, to 427% at September 30, 1997.
               The credit card portfolio is scheduled to be sold during fourth quarter 1997 (see Note 6 on page 8 of this report). The sale of these assets will be without recourse to the Corporation.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available-for-sale and trading account assets. Liquid assets represented approximately 37% of the Corporation's total assets and amounted to $7.14 billion at September 30, 1997. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1997 or 1996.
               The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts increased from $10.09 billion or 66% of total non-equity funding for the quarter ending September 30, 1996 to $10.55 billion or 62% of non-equity funding during third quarter 1997. Total deposits averaged $13.47 billion in the current quarter, an increase of $1.42 billion compared to the same quarter last year. Total average wholesale deposits and short-term borrowings increased from $5.30 billion or 34% of total non-equity funding for the quarter ending September 30, 1996 to $6.48 billion or 38% of total non-equity funding for the quarter ending September 30, 1997.
               Average money market assets in the third quarter of 1997 decreased $92 million or 11% from the same quarter last year. These assets represented 5% of average earning assets in 1997, a decrease of 1% from one year ago. Average money market liabilities increased 2% to $2.96 billion this quarter from $2.90 billion in the same quarter last year.

--------------------------------------------------------------------------------

               HTSB offers to institutional investors, from time to time, unsecured short-term and medium term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 1997, $605 million of short-term notes were outstanding compared to $439 million at September 30, 1996.
--------------------------------------------------------------------------------
NINE MONTHS
ENDED
SEPTEMBER 30,
1997
COMPARED
WITH 1996  The Corporation's earnings for the nine months ended September 30,
           1997 were $116.9 million compared to $104.5 million a year ago. 1996 results included a $10.0 million one-time after-tax charge for the recapitalization of the Savings Association Insurance Fund. Excluding the impact of this charge, earnings rose 2% for the first nine months of 1997 versus the comparable period of 1996. Earnings comparability between years was affected by the June 1996 purchase of Household Bank's Chicagoland retail banking business. In addition to the impact of the Household transaction, during the first quarter a year ago the Corporation realized a $2.4 million after-tax gain from the sale of its securities custody and related trustee services business for large institutions. Excluding the impact of the Household transaction (which includes the SAIF charge) and the gain from the sale of the custody business for large institutions, core earnings increased 7% from a year ago.
               Net interest income on a fully taxable equivalent basis was $447.4 million in the current period, an increase of $37.3 million or 9% from $410.1 million in the first nine months of 1996. Average earning assets increased to $16.56 billion from $14.81 billion a year ago, primarily attributable to an increase of 11% or $1.09 billion in average loans. Commercial, installment and residential real estate lending were all contributors to this growth. Net interest margin declined to 3.61% from 3.70% in 1996, principally reflecting a higher average cost of funds. Excluding the contribution of the Household transaction, net interest income would have increased $11.2 million or 3% from a year ago.
               The 1997 provision for loan losses of $45.3 million was up $3.1 million from $42.2 million a year ago. Net charge-offs increased by $15.6 million to $48.7 million, primarily reflecting higher charge card portfolio writeoffs.
               Noninterest income increased $38.6 million to $279.7 million in 1997 compared to a year ago. During the first quarter of 1996, HTSB sold its securities custody and related trustee services business for large institutions, recording a $4.0 million pretax gain. In the current year, trust income increased $10.7 million, charge card income increased $3.2 million and service charge income increased $11.6 million. Foreign exchange income declined $5.2 million. Other sources of noninterest income which include syndication fees, gains on mortgage loan sales and fees on letters of credit increased $13.7 million. Without the contribution from the Household transaction and the sale of the custody business for large institutions, the Corporation's noninterest income would have increased $36.7 million or 15% from the prior year.
               Noninterest expenses of $490.7 million rose $53.3 million from a year ago. Excluding all Household-related charges, total expenses increased $33.2 million or 8% in 1997 compared to a year earlier, primarily attributable to the cost of a property lease cancellation and a one-time cost of systems conversions in addition to normal expense increases associated with business expansion.

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

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           1997 THIRD QUARTER REPORT
                               SEPTEMBER 30, 1997