Form 10-K405
period 1997-12-31
HARRIS BANKCORP INC
filed 1998-03-23
CIK 45729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      1997
                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-18179

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH A REDUCED DISCLOSURE FORMAT.

                      Documents incorporated by reference:
                                      NONE
================================================================================

                        FORM 10-K CROSS REFERENCE INDEX

                                                                               PAGE
                                                                               ----
                                       PART I
Item 1        Business....................................................         2
Item 2        Properties..................................................         5
Item 3        Legal Proceedings...........................................         5
Item 4        Submission of Matters to a Vote of Security Holders
              (during the fourth quarter of 1997).........................         5
                                      PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................         6
Item 6        Selected Financial Data.....................................         7
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................         9
Item 7A       Quantitative and Qualitative Disclosures About Market
              Risk........................................................         9
Item 8        Financial Statements and Supplementary Data:
              Quarterly Financial Data....................................        42
              Consolidated Statement of Income............................        43
              Consolidated Statement of Condition.........................        44
              Statement of Changes in Stockholder's Equity................        45
              Consolidated Statement of Cash Flows........................        46
              Notes to Financial Statements...............................        47
              Joint Independent Auditors..................................        82
              Independent Auditors' Report................................        82
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................        82
                                      PART III
Item 10       Directors and Executive Officers of the Registrant..........        83
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................        84
                                      Part IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................        84
Signatures................................................................        86

                                     PART I

ITEM 1 -- BUSINESS

BUSINESS OVERVIEW

     Harris Bankcorp, Inc. ("Bankcorp") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal ("BMO"). On January 23, 1998, BMO announced that it has entered into a definitive agreement to merge with Royal Bank of Canada designed as a merger of equals transaction. This transaction is subject to regulatory and shareholder approval.

     Bankcorp provides banking, trust and other services domestically and internationally through 14 bank and 17 active nonbank subsidiaries. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; and Harris Trust Bank of Arizona. All bank subsidiaries, with the exception of Harris Trust Bank of Arizona, are located in Illinois. Nonbank subsidiaries consist of trust companies and other specialized financial services companies. The trust companies include Harris Trust Company of California, Harris Trust Company of New York, Bank of Montreal Trust Company and Harris Trust/Bank of Montreal (formerly Harris Trust Company of Florida). In July 1997, 80 percent ownership of Harris Trust/Bank of Montreal was transferred through a noncash dividend to Bankmont. The trust companies provide specialized nondeposit services, notably stock transfer, personal trust and indenture trust. Beginning in January 1998, Harris Trust/Bank of Montreal obtained full banking powers and began providing full banking services in Florida. Other principal nonbank subsidiaries include Harris Investors Direct, Inc., a discount brokerage company, Harris Investment Management, Inc., a registered investment adviser, and Harris Preferred Capital Corporation ("HPCC"), a real estate investment trust ("REIT"). For further information on publicly traded preferred stock issued by HPCC, see Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters section on page 6. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, 60 domestic branch offices, an international banking facility and two automatic banking centers located in the Chicago area. Additionally, HTSB has representative offices in Los Angeles, New York and Tokyo; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. On June 28, 1996, HTSB acquired 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International.

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

     On September 4, 1997, HTSB announced that it had entered into a contract to transfer its credit card portfolio to a company to be owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. That transaction closed January 29, 1998. At closing, the assets sold had a carrying value of $693 million, representing less than 5% of the Corporation's total consolidated assets. Upon completion of the transfer, HTSB received cash and an equity interest in the newly formed company, which it immediately sold for cash to Bankmont. The impact of this transaction on the Corporation's financial position and future results of operations is not expected to be material.

     HTSB's overseas activities are conducted through its representative offices, a foreign branch, an international banking facility and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products.

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

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

     Vision 2002 leads to a substantially larger BMO presence in the United States, principally focused in the Harris organization as its centerpiece. Services to individuals, small businesses and mid-market corporations will be expanded throughout Chicago, Illinois and neighboring states. Additionally, trust, cash management, investment management and special industries services will continue to grow nationwide.

     Since 1993, Harris has more than tripled its retail customer base, significantly increased the number of its relationships with mid-market companies throughout the Midwest and expanded its corporate trust and cash management services nationwide in support of BMO U.S. corporate banking. In June 1996, Harris met its branch expansion goal a full six years ahead of schedule by acquiring 54 branches and 250,000 customers of Household in the greater Chicago area. With the acquisition and ongoing growth, Harris now serves over 800,000 customers and has 139 locations opened or planned at the end of 1997, creating one of the top three retail banking networks in the Chicago area. Three years ago, in October 1994, BMO and Suburban Bancorp, Inc. (now known as Harris Bankmont, Inc.) completed their merger. The merger was effected using BMO stock valued at approximately $237 million. Harris Bankmont, Inc., became a wholly-owned subsidiary of Bankmont. The transaction added 13 banks with 30 locations in Cook and surrounding counties.

     The process of building a cost-effective operations and staff support infrastructure, started in 1994, continued in 1997, with $60 million in infrastructure costs reduced and redeployed into marketing, sales, and service over the three year period. The goal is to obtain North American scale advantages and reduce fixed costs. Building broad-based centers of competence within Corporate Services and Operations is intended to eliminate duplication, create scale efficiencies and improve quality and responsiveness. Additionally, the use of technology to automate processing activities at the point of customer contact should lower costs and increase quality. To this end, 1997 accomplishments included consolidation of operations support for the former Household branches and all community banks at a community banking operations center. In 1998, operations support for all remaining retail banking activities will be consolidated at this community banking operations center while service utilities will be enhanced/created to centralize and standardize specific competencies such as mortgage lending and commercial loan servicing.

     Together with BMO, Harris continues to expand its retail banking services across the Midwest through mbanx(SM), pc banking, telephone banking and bill payment. In 1997, Harris was one of the first banks in Chicago to offer Internet banking and Harris is the only U.S. bank to offer an integrated telephone and Internet bill payment service. Customers and prospective customers can call for information and apply over the phone for services such as home equity loans, checking accounts, money market accounts, CD's, mortgages, mutual funds and discount brokerage. Customers can use their phone or personal computers to check balances, review transaction history, pay bills, communicate with the bank via secure e-mail and transfer funds between accounts -- whether at home, at work or on the road.

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

REGULATION AND SUPERVISION

     Bankcorp is a legal entity separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Notes 15 and 16 to Financial Statements on pages 72 through 74 of this Report provide details with respect to regulatory capital and dividend restrictions.

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

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("the Act") was signed into law. Along with numerous provisions pertaining to the U.S. banking industry, the legislation addressed resolution of the bank and thrift deposit insurance funds. This provision of the Act had three components. The first was a one-time assessment to capitalize the Savings Association Insurance Fund ("SAIF"). The second was a requirement that the repayment of the Financing Corporation ("FICO") bonds be shared by both banks and thrift institutions. FICO bonds had been issued in the past as a funding source to support SAIF. A final component was the elimination of the two separate funds (SAIF and Bank Insurance Fund ("BIF")) by merging them into a new Deposit Insurance Fund. Since the deposits assumed as a result of the Household transaction were SAIF-insured, the Corporation was subject to a one-time assessment. See the Summary of 1996 Compared to 1995 section on page 10 of this Report for additional information.

     Future charges for insurance assessments on SAIF-insured deposits have been substantially reduced from what they otherwise would have been as a result of the Act. Although the rate for those deposits insured by BIF should increase slightly, the combined SAIF and BIF rate applicable to the Corporation's subsidiary banks declined starting January 1, 1997 compared to the average rate in effect from the date of the Household branch purchase through December 31, 1996.

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

EMPLOYEES

     The Corporation and HTSB had full-time equivalent employees of 6,425 and 4,985, respectively, at December 31, 1997.

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

     In 1990 and 1991, HTSB purchased air rights and a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred. For more information, see Note 5 to Financial Statements on page 55 of this Report.

ITEM 3 -- LEGAL PROCEEDINGS

     For information on the Corporation's legal proceedings, see Note 17 to Financial Statements on page 74 of this Report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholder during the fourth quarter of 1997.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 1997, Bankcorp declared and paid to Bankmont approximately $42.0 million in cash dividends and $2.5 million in noncash dividends on common stock and $16.6 million in cash dividends on preferred stock. In 1996, Bankcorp declared and paid to Bankmont approximately $48.2 million in cash dividends on common stock and $15.0 million in cash dividends on preferred stock. In 1995, Bankcorp declared and paid to Bankmont approximately $262.7 million in cash dividends on common stock to Bankmont, including a $205.0 million special dividend in connection with the capital restructuring described below.

     Effective February 11, 1998, HPCC issued $250 million of 7 3/8 percent noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11") filed with the Securities and Exchange Commission. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8 percent per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized", HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share.

     In conjunction with the 1996 acquisition of former Household branches, the Corporation increased its capital base by $340 million, in part through the issuance to Bankmont of $45 million of Series B nonvoting, callable, perpetual preferred stock and an additional $15 million of long term subordinated debt. The 45 shares of preferred stock have no par value and a stated value of $1.0 million per share. The dividend rate per annum is 7.875 percent of the stated value per share. The balance of the capital increase, amounting to $280 million, was provided via an infusion of equity by Bankmont. At December 31, 1997 and 1996, the Corporation's equity capital included $225 million of preferred stock.

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

ITEM 6 -- SELECTED FINANCIAL DATA
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                  COMPARATIVE CONSOLIDATED STATEMENT OF INCOME

                                                                               FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------------------------------
                                                                   1997          1996          1995         1994        1993
                                                                   ----          ----          ----         ----        ----
                                                                 (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN THOUSANDS
                                                                                    EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  928,155    $  838,789    $  778,770    $594,265    $515,994
Money market assets:
 Deposits at banks..........................................        31,464        30,483        38,617      30,739      25,212
 Federal funds sold and securities purchased under agreement
   to resell................................................        12,692        11,918        19,330      21,523      17,436
Trading account.............................................         4,638         4,968         4,556       2,796       6,537
Securities held-to-maturity.................................            --            --        77,820      87,740     193,487
Securities available-for-sale...............................       319,475       276,077       162,867     121,372          --
                                                                ----------    ----------    ----------    --------    --------
 Total interest income......................................     1,296,424     1,162,235     1,081,960     858,435     758,666
                                                                ----------    ----------    ----------    --------    --------
INTEREST EXPENSE
Domestic deposits...........................................       378,825       284,301       215,276     160,357     143,614
Foreign deposits............................................        96,832       113,866       143,310      89,645      56,558
Short-term borrowings.......................................       156,559       160,790       168,993     108,485      73,043
Senior notes................................................        39,883        22,425        31,125          --          --
Long-term notes.............................................        26,499        26,067        23,005      19,520      26,406
                                                                ----------    ----------    ----------    --------    --------
 Total interest expense.....................................       698,598       607,449       581,709     378,007     299,621
                                                                ----------    ----------    ----------    --------    --------
Net Interest Income.........................................       597,826       554,786       500,251     480,428     459,045
Provision for loan losses...................................        58,447        56,540        42,995      45,040      62,835
                                                                ----------    ----------    ----------    --------    --------
Net Interest Income after Provision for Loan Losses.........       539,379       498,246       457,256     435,388     396,210
                                                                ----------    ----------    ----------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................       133,714       117,762       149,979     148,094     148,809
Trading account.............................................         7,269         7,992         5,110        (396)      5,258
Foreign exchange............................................         5,364         9,992        14,248      19,769      24,302
Charge card.................................................        50,085        47,244        41,788      37,402      36,516
Service fees and charges....................................        96,324        82,802        69,333      73,621      77,774
Securities gains............................................        13,207         8,786        23,379       5,254      13,038
Other.......................................................        71,785        54,729        34,436      30,700      31,391
                                                                ----------    ----------    ----------    --------    --------
 Total noninterest income...................................       377,748       329,307       338,273     314,444     337,088
                                                                ----------    ----------    ----------    --------    --------
NONINTEREST EXPENSES
Employment..................................................       372,142       326,994       318,302     312,570     305,758
Net occupancy...............................................        56,462        47,690        46,099      45,052      46,676
Equipment...................................................        48,119        41,715        42,541      42,284      43,396
Marketing...................................................        25,675        29,342        25,583      24,632      22,613
Communication and delivery..................................        24,129        20,954        20,251      17,732      17,916
Deposit insurance...........................................         2,988        18,189         8,124      15,684      15,047
Expert services.............................................        31,159        19,382        20,353      14,215      13,906
Trust customer charge.......................................            --            --            --      51,335          --
Other.......................................................        75,164        71,562        69,500      70,358      74,990
                                                                ----------    ----------    ----------    --------    --------
                                                                   635,838       575,828       550,753     593,862     540,302
Goodwill and other valuation intangibles....................        27,839        18,168         9,350      10,266      11,785
                                                                ----------    ----------    ----------    --------    --------
 Total noninterest expenses.................................       663,677       593,996       560,103     604,128     552,087
                                                                ----------    ----------    ----------    --------    --------
FTE pretax income...........................................       253,450       233,557       235,426     145,704     181,211
Applicable income taxes.....................................        70,076        65,812        70,175      24,528      39,879
FTE adjustment..............................................        26,800        25,381        17,700      23,830      25,489
                                                                ----------    ----------    ----------    --------    --------
 Income before cumulative effect of a change in accounting
   principle................................................       156,574       142,364       147,551      97,346     115,843
Cumulative effect on prior years (to December 31, 1992) of
 changing the accounting method for income taxes............            --            --            --          --       1,782
                                                                ----------    ----------    ----------    --------    --------
 Net Income.................................................       156,574       142,364       147,551      97,346     117,625
Dividends on preferred stock................................        16,594        15,006            --          --          --
                                                                ----------    ----------    ----------    --------    --------
Net income applicable to common stock.......................    $  139,980    $  127,358    $  147,551    $ 97,346    $117,625
                                                                ==========    ==========    ==========    ========    ========
PER COMMON SHARE STATISTICS
Net income applicable to common stock.......................        $21.00        $19.10        $22.13      $14.60      $17.64
Common stock dividends......................................          6.30          7.23         39.40        5.21        8.48
Average common shares outstanding (in thousands)............         6,667         6,667         6,667       6,667       6,667
PROFITABILITY RATIOS
Net income:
 % Average total assets.....................................          0.82%         0.83%         0.95%       0.68%       0.90%
 % Average common stockholder's equity......................         10.54         11.55         13.61        9.70       12.31
%  Average total assets (cash basis)........................          0.92          0.91          1.00        0.74        0.97
%  Average common stockholder's equity (cash basis).........         13.87         14.17         14.77       10.96       14.00
NUMBER OF EMPLOYEES AT YEAR-END
(full-time equivalent basis)................................         6,425         6,363         5,749       5,655       5,792

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENT OF CONDITION

                                                                  YEARS ENDED DECEMBER 31
                                            -------------------------------------------------------------------
                                               1997          1996          1995          1994          1993
                                               ----          ----          ----          ----          ----
                                               (DAILY AVERAGES, DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
ASSETS
Cash and demand balances due from banks...  $ 1,225,644   $ 1,147,075   $ 1,206,234   $ 1,173,266   $ 1,191,748
Money market assets:
  Interest-bearing deposits at banks......      601,672       576,913       566,072       686,995       677,565
  Federal funds sold and securities
    purchased under agreement to resell...      229,572       213,939       330,783       536,185       522,757
Portfolio securities:
  Held-to-maturity........................           --            --       962,245       963,690     2,987,053
  Available-for-sale......................    4,895,735     4,219,179     2,611,707     2,269,171         7,213
Trading account assets....................       68,336        70,452        64,777        39,812       110,493
Domestic loans, net of unearned income....   10,870,692     9,888,591     8,735,388     7,629,399     6,988,838
Foreign office loans, net of unearned
  income..................................       90,584        59,235        50,183        43,176        55,970
                                            -----------   -----------   -----------   -----------   -----------
      Total loans.........................   10,961,276     9,947,826     8,785,571     7,672,575     7,044,808
Allowance for possible loan losses........     (136,760)     (134,310)     (126,041)     (129,377)     (131,243)
Premises and equipment....................      293,879       247,521       224,205       223,538       228,992
Customers' liability on acceptances.......       62,547        87,972       104,994        80,813        71,844
Goodwill and other valuation
  intangibles.............................      308,746       185,673        48,531        53,400        65,225
Other assets..............................      709,005       615,790       735,993       647,275       302,729
                                            -----------   -----------   -----------   -----------   -----------
      Total assets........................  $19,219,652   $17,178,030   $15,515,071   $14,217,343   $13,079,184
                                            ===========   ===========   ===========   ===========   ===========
LIABILITIES
Demand deposits...........................  $ 3,020,864   $ 2,812,007   $ 2,808,747   $ 2,859,643   $ 2,672,152
Interest checking deposits................      853,800       815,853       629,448       663,598       639,377
Money market accounts.....................    1,964,212     1,434,293     1,037,963     1,170,181     1,235,487
Savings deposits and certificates.........    4,734,360     3,626,767     2,442,101     2,189,049     2,164,583
Other time deposits.......................      914,836       674,985       682,320       722,373       756,560
Deposits in foreign offices...............    1,795,952     2,159,909     2,435,124     2,110,342     1,813,720
                                            -----------   -----------   -----------   -----------   -----------
      Total deposits......................   13,284,024    11,523,814    10,035,703     9,715,186     9,281,879
Short-term borrowings.....................    3,000,177     3,220,570     3,010,753     2,654,891     2,332,260
Senior notes..............................      695,329       392,283       512,204            --            --
Acceptances outstanding...................       62,561        87,969       105,064        80,818        73,711
Other liabilities.........................      245,448       275,925       465,145       463,736       136,862
Long-term notes...........................      379,192       371,734       299,771       298,745       298,807
                                            -----------   -----------   -----------   -----------   -----------
      Total liabilities...................   17,666,731    15,872,295    14,428,640    13,213,376    12,123,519
Stockholder's equity......................    1,552,921     1,305,735     1,086,431     1,003,967       955,665
                                            -----------   -----------   -----------   -----------   -----------
      Total liabilities and stockholder's
         equity...........................  $19,219,652   $17,178,030   $15,515,071   $14,217,343   $13,079,184
                                            ===========   ===========   ===========   ===========   ===========
RATIOS (PERCENTAGE OF TOTAL AVERAGE
  ASSETS)
Money market assets.......................          4.3%          4.6%          5.8%          8.6%          9.2%
Portfolio securities and trading account
  assets..................................         25.8          25.0          23.5          23.0          23.7
Loans, net of unearned income.............         57.0          57.9          56.6          54.0          53.9
Deposits..................................         69.1          67.1          64.7          68.3          71.0
Short-term borrowings.....................         15.6          18.7          19.4          18.7          17.8
Common stockholder's equity...............         6.91          6.42          6.99          7.06          7.31
SELECTED YEAR-END DATA
Loans, net of unearned income.............  $10,868,250   $10,744,653   $ 9,517,797   $ 8,229,254   $ 7,703,957
Allowance for possible loan losses........      130,876       142,211       129,259       124,734       131,676
Total assets..............................   20,133,461    18,228,740    15,676,201    15,331,539    13,517,834
Deposits..................................   14,432,063    12,990,301    10,228,782     9,919,732     9,375,871
Long-term notes...........................      379,278       379,107       363,952       298,810       298,681
Preferred stock -- Series A...............      180,000       180,000       180,000            --            --
Preferred stock -- Series B...............       45,000        45,000            --            --            --
Common stockholder's equity...............    1,407,515     1,290,166       965,776     1,021,154     1,017,672
YEAR-END COMMON STOCKHOLDER'S EQUITY PER
  COMMON SHARE............................      $211.10       $193.50       $144.85       $153.15       $152.63

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SUMMARY

1997 COMPARED TO 1996

     The Corporation's 1997 net income was $156.6 million, a 10 percent increase from $142.4 million in 1996. Earnings and return on average common equity ("ROE") comparability between years was affected by the June 1996 purchase of Household's Chicagoland retail banking business. As part of the Household transaction in 1996, HTSB was assessed a one-time $10 million after-tax charge resulting from third quarter 1996 legislation to recapitalize the SAIF. In addition to the impact of the Household transaction, during the first quarter a year ago the Corporation realized a $2.4 million aftertax gain from the sale of its securities custody and related trustee services business for large institutions. Excluding the effect of the Household transaction (which includes the $10 million after-tax SAIF charge) and the gain from the sale of the custody business for large institutions, 1997 core earnings increased 6 percent from 1996. This increase in earnings is primarily attributable to strong business growth across corporate, private and retail banking.

     ROE for 1997 was 10.54 percent and return on average assets ("ROA") was
0.82 percent. For 1996, ROE was 11.55 percent and ROA was 0.83 percent.

     With the acquisition of Household earnings on a cash basis is the most relevant measure of performance. Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $199.7 million in 1997 compared to $174.9 million in 1996. On a cash basis, return on equity ("cash ROE") and return on assets ("cash ROA") were 13.87 percent and 0.92 percent, respectively compared to cash ROE of 14.17 percent and cash ROA of 0.91 percent in 1996.

     For 1997, net interest income on a fully taxable equivalent basis of $597.8 million was up 8 percent from 1996. Net interest margin fell from 3.69 percent to 3.56 percent in 1997, while average earning assets rose 11 percent from $15.05 billion to $16.78 billion. Average loans increased 10 percent or $1.01 billion. Excluding the contribution of the Household transaction, net interest income would have increased $17.0 million or 3 percent year-to-year.

     Noninterest income increased 15 percent to $377.7 million for 1997. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits, syndication fees, gains on mortgage loan sales and income from bank-owned insurance.

     Total noninterest expenses were $663.7 million in the current year. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including the one-time special SAIF assessment), expenses increased by 9 percent compared to 1996.

     Income taxes increased by $4.3 million during 1997 primarily reflecting higher pretax income.

     The 1997 provision for loan losses of $58.4 million was up $1.9 million from $56.5 million in 1996. Net loan charge-offs during the current year were $69.8 million compared to $48.4 million in 1996, primarily reflecting higher writeoffs in the charge card portfolio. On January 29, 1998, HTSB sold its credit card portfolio. See Note 22 to Financial Statements on page 81 of this Report.

     Nonperforming assets at December 31, 1997 totaled $20 million, or 0.2 percent of total loans compared to $31 million or 0.3 percent a year ago. At December 31, 1997, the allowance for possible loan losses was $131 million or
1.2 percent of total loans outstanding compared to $142 million or 1.3 percent of loans at the end of 1996. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 455 percent at December 31, 1996 to 665 percent at December 31, 1997.

     At December 31, 1997, the Corporation's consolidated equity capital amounted to $1.63 billion, up from $1.52 billion at December 31, 1996. Bankcorp paid $42.0 million in cash dividends and $2.5 million in noncash dividends on common stock and $16.6 million of preferred dividends. At December 31, 1997, the Corporation's equity capital includes $225 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 6.74 percent compared to 6.79 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1997, the Corporation's Tier 1 and Total risk-based capital ratios were 7.94 percent and 10.72 percent, respectively, compared to respective ratios of 8.10 percent and 11.40 percent at December 31, 1996. The 1997 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1996 COMPARED TO 1995

     The Corporation's 1996 net income was $142.4 million, down 4 percent from 1995 net income of $147.6 million. Earnings and ROE comparability between 1996 and 1995 was affected by the June 1996 purchase of Household's Chicagoland retail banking business. As part of the Household transaction, HTSB was assessed a one-time $10 million after-tax charge resulting from third quarter 1996 legislation to recapitalize the SAIF. In addition to the Household acquisition, the Corporation's earnings comparability was affected by net gains from debt portfolio securities transactions amounting to $23.4 million in 1995 compared to an $8.8 million net gain for 1996. Most of the 1995 gains were recognized during the second quarter when conditions in the U.S. bond market led to significant price rallies and profit opportunities not typically available. Excluding the effect of these debt portfolio securities gains and the impact of the Household transaction (which includes the $10 million after-tax SAIF charge), 1996 earnings increased 14 percent from 1995. This increase in earnings is attributable to strong business growth across corporate, private and retail banking, and to sustained cost control.

     ROE for 1996, excluding the Household transaction, was 14.77 percent and ROA was 0.94 percent. For 1995, ROE was 13.61 percent and ROA was 0.95 percent.

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

     Total noninterest expenses were $594.0 million in 1996. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including the one-time special SAIF assessment), expenses declined by 4 percent compared to 1995.

     Income taxes decreased by $4.4 million during 1996 primarily reflecting lower pretax income.

     The 1996 provision for loan losses of $56.5 million was up $13.5 million from $43.0 million in 1995. Net loan charge-offs during 1996 were $48.4 million compared to $38.5 million in 1995, primarily reflecting higher writeoffs in the charge card portfolio.

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

     At December 31, 1996, the Corporation's consolidated equity capital amounted to $1.52 billion, up from $1.15 billion at December 31, 1995. The increase resulted from the issuance of $45 million of preferred stock, a $280 million equity infusion by Bankmont and earnings for the prior twelve months, offset somewhat by $35 million of after-tax unrealized holding losses related to the Corporation's debt and equity securities classified as available for sale. Also, Bankcorp paid $48.2 million of dividends on common stock and $15.0 million of preferred dividends. In conjunction with the acquisition of Household Bank's Chicagoland retail banking business, the Corporation increased its capital base by $340 million, in part through the issuance of $45 million of preferred stock and an additional $15 million of long term subordinated debt. The balance of the capital, $280 million, was provided via an infusion of equity by Bankmont. At December 31, 1996, the Corporation's equity capital included $225 million of preferred stock.

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

                              NET INTEREST INCOME
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                                                                                          1997
                                                              -------------------------------------------------------------
                                                                                                  INTEREST 1997 VS. 1996
                                                                                               ----------------------------
                                                                                                        INCREASE (DECREASE)
                                                                                                         DUE TO CHANGE IN
                                                               AVERAGE               AVERAGE    NET     -------------------
                                                               BALANCE    INTEREST    RATE     CHANGE    VOLUME      RATE
                                                               -------    --------   -------   ------    ------      ----
                                                                  (FULLY TAXABLE EQUIVALENT BASIS, DOLLARS IN MILLION)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees.......................................   $10,871     $  923     8.49%     $ 87      $ 83       $  4
Portfolio securities:
  U.S. Treasury and Federal agency..........................     4,499        287     6.38        41        39          2
  State and municipal.......................................       305         26     8.68        (1)        1         (2)
  Other.....................................................        33          2     4.81        (1)       (1)        --
                                                               -------     ------               ----
    Total portfolio securities..............................     4,837        315     6.51        39        39         --
Trading account assets......................................        68          5     6.79        --        --         --
Interest-bearing deposits at banks..........................        --         --       --        --        --         --
Federal funds sold and securities purchased under agreement
  to resell.................................................       198         11     5.68         1         2         (1)
                                                               -------     ------               ----
    Total domestic earning assets/interest income...........    15,974      1,254     7.85       127       126          1
                                                               -------     ------               ----
FOREIGN OFFICES:
Loans, including fees.......................................        90          5     5.24         2         2         --
Portfolio securities:
  U.S. Treasury and Federal agency..........................        80          5     5.76         5         5         --
Interest-bearing deposits at banks..........................       602         31     5.22         1         1         --
Federal funds sold and securities purchased under agreement
  to resell.................................................        32          1     4.61        (1)       (1)        --
                                                               -------     ------               ----
    Total foreign earning assets/interest income............       804         42     5.26         7         6          1
                                                               -------     ------               ----
Total domestic and foreign earning assets/interest income...   $16,778      1,296     7.72       134       133          1
                                                               =======     ======               ====
SUPPORTING LIABILITIES/INTEREST EXPENSE
DOMESTIC OFFICES:
Interest checking deposits..................................   $   854         15     1.73        --         1         (1)
Money market accounts.......................................     1,964         79     4.03        23        21          2
Savings deposits and certificates...........................     4,735        235     4.97        57        55          2
Other interest-bearing time deposits........................       890         50     5.59        15        13          2
                                                               -------     ------               ----
    Total interest-bearing deposits.........................     8,443        379     4.49        95        86          9
Short-term borrowings.......................................     2,910        153     5.27        (5)      (11)         6
Senior notes................................................       695         39     5.57        16        17         (1)
Long-term notes.............................................       379         27     7.29         2         1          1
                                                               -------     ------               ----
    Total domestic interest-bearing liabilities/interest
      expense...............................................    12,427        598     4.82       108        96         12
                                                               -------     ------               ----
FOREIGN OFFICES:
Time deposits...............................................     1,768         97     5.48       (17)      (19)         2
Short-term borrowings.......................................        90          3     3.65        --        --         --
                                                               -------     ------               ----
    Total foreign interest-bearing liabilities/interest
      expense...............................................     1,858        100     5.39       (17)      (19)         2
                                                               -------     ------               ----
Total domestic and foreign interest-bearing
  liabilities/interest expense..............................    14,285        698     4.89        91        81         10
Other noninterest-bearing supporting liabilities............     2,493         --       --        --        --         --
                                                               -------     ------               ----
Total domestic and foreign supporting liabilities/interest
  expense...................................................   $16,778        698     4.16        91        71         20
                                                               =======     ------               ----
Total net interest income from domestic and foreign
  offices...................................................               $  598     3.56%     $ 43      $ 62       $(19)
                                                                           ======     ====      ====      ====       ====

-------------------------
NOTES TO NET INTEREST INCOME TABLES:
(1) Fully taxable equivalent adjustment
    Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 1997, 1996 and 1995. Beginning in 1996, the adjustment includes a State tax component.
(2) Interest income
    Interest income The impact of restructured and nonaccrual loans is reflected in all average balance, net interest income and related yield calculations. Average balances include restructured and nonaccrual loans. Interest income and yields on these assets reflect income recorded on a cash basis.
(3) Volume and rate variances
    The change in interest income/expense attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The rate variance is calculated by multiplying the annual change in rate by the prior year's volume. Any variance attributable jointly to volume and rate changes is prorated on a weighted basis between volume and rate.
(4) Average rate on portfolio securities
    Yields on securities classified as available-for-sale are based on amortized cost.

                                NET INTEREST INCOME
                       HARRIS BANKCORP, INC. AND SUBSIDIARIES

                                                                 1996                                         1995
                                        -------------------------------------------------------   ----------------------------
                                                                        INTEREST 1996 VS. 1995
                                                                       ------------------------
                                                                                   INCREASE
                                                                                (DECREASE) DUE
                                        AVERAGE              AVERAGE    NET     TO CHANGE IN---   AVERAGE              AVERAGE
                                        BALANCE   INTEREST    RATE     CHANGE   VOLUME    RATE    BALANCE   INTEREST    RATE
                                        -------   --------   -------   ------   ------    ----    -------   --------   -------
                                                        (FULLY TAXABLE EQUIVALENT BASIS, DOLLARS IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees.................  $ 9,889    $  836     8.45%     $ 59     $ 99     $(40)   $ 8,735    $  777      8.89%
Portfolio securities:
  U.S. Treasury and Federal agency....    3,895       246     6.31        57       53        4      3,049       189      6.20
  State and municipal.................      299        27     9.22       (15)      (8)      (7)       379        42     11.27
  Other...............................       50         3     5.43        (6)      (6)      --        154         9      5.74
                                        -------    ------               ----                      -------    ------
      Total portfolio securities......    4,244       276     6.50        36       43       (7)     3,582       240      6.72
Trading account assets................       71         5     7.05        --       --       --         65         5      7.03
Interest-bearing deposits at banks....       --        --       --        (1)      (1)      --          9         1      3.92
Federal funds sold and securities
  purchased under agreement to
  resell..............................      166        10     5.97        (7)      (7)      --        276        17      6.01
                                        -------    ------               ----                      -------    ------
      Total domestic earning assets/
         interest income..............   14,370     1,127     7.84        87      134      (47)    12,667     1,040      8.22
                                        -------    ------               ----                      -------    ------
FOREIGN OFFICES:
Loans, including fees.................       59         3     4.89         1       --        1         50         2      3.91
Interest-bearing deposits at banks....      577        30     5.28        (8)       1       (9)       557        38      6.37
Federal funds sold and securities
  purchased under agreement to
  resell..............................       48         2     4.19        --       --       --         55         2      5.00
                                        -------    ------               ----                      -------    ------
      Total foreign earning
         assets/interest income.......      684        35     5.17        (7)       1       (8)       662        42      6.07
                                        -------    ------               ----                      -------    ------
Total domestic and foreign earning
  assets/interest income..............  $15,054     1,162     7.72      $ 80       87       (7)   $13,329     1,082      8.12
                                        =======    ======               ====                      =======    ======
SUPPORTING LIABILITIES/INTEREST
  EXPENSE DOMESTIC OFFICES:
Interest checking deposits............  $   816        15     1.87      $  1        4       (3)   $   629        14      2.24
Money market accounts.................    1,434        56     3.91        16       15        1      1,038        40      3.87
Savings deposits and certificates.....    3,627       178     4.90        56       58       (2)     2,442       122      4.98
Other interest-bearing time
  deposits............................      649        35     5.42        (5)      (1)      (4)       665        40      5.91
                                        -------    ------               ----                      -------    ------
      Total interest-bearing
         deposits.....................    6,526       284     4.36        68       77       (9)     4,774       216      4.51
Short-term borrowings.................    3,126       158     5.04        (7)      12      (19)     2,909       165      5.66
Senior notes..........................      392        22     5.72        (9)      (5)      (4)       512        31      6.08
Long-term notes.......................      372        26     7.01         3        5       (2)       300        23      7.67
                                        -------    ------               ----                      -------    ------
      Total domestic interest-bearing
         liabilities/interest
         expense......................   10,416       490     4.71        55       92      (37)     8,495       435      5.11
                                        -------    ------               ----                      -------    ------
FOREIGN OFFICES:
Time deposits.........................    2,121       114     5.37       (29)     (16)     (13)     2,400       143      5.97
Short-term borrowings.................       94         3     3.44        (1)      --       (1)       101         4      4.31
                                        -------    ------               ----                      -------    ------
      Total foreign interest-bearing
         liabilities/ interest
         expense......................    2,215       117     5.29       (30)     (16)     (14)     2,501       147      5.90
Total domestic and foreign
  interest-bearing
  liabilities/interest expense........   12,631       607     4.81        25       82      (57)    10,996       582      5.29
Other noninterest-bearing supporting
  liabilities.........................    2,423        --       --        --       --       --      2,333        --        --
                                        -------    ------               ----                      -------    ------
TOTAL DOMESTIC AND FOREIGN SUPPORTING
  LIABILITIES/INTEREST EXPENSE........  $15,054       607     4.04        25       82      (57)   $13,329       582      4.37
                                        -------    ------               ----                      -------    ------
TOTAL NET INTEREST INCOME FROM
  DOMESTIC AND FOREIGN OFFICES........             $  555     3.69%     $ 55     $  5     $ 50               $  500      3.75%
                                                   ======     ====      ====     ====     ====               ======     =====

NET INTEREST INCOME

     Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or State income taxes, the Management's Discussion and Analysis section of this Report is prepared on an FTE basis, which, in effect, restates tax-advantaged income to a comparable level with nontax-advantaged income. In 1997, the Corporation's FTE net interest income was $597.8 million, up 8 percent from $554.8 million in 1996.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 1997, the Corporation's average earning assets grew 11 percent, while net interest margin decreased 13 basis points from 3.69 percent in 1996 to 3.56 percent in 1997.

     Average earning assets in 1997 totaled $16.78 billion, up $1.72 billion, or 11 percent, from $15.05 billion in 1996. This growth is primarily the result of an increase in average loans of $1.01 billion, or 10 percent, to $10.96 billion, led by increases in average commercial and real estate loan outstandings of $503 million (8 percent) and $504 million (27 percent), respectively. The growth in average loans is attributable to a growing demand for credit in the U.S. economy, coupled with an aggressive marketing effort by the Corporation. Average portfolio securities increased $673 million, or 16 percent, to $4.92 billion primarily as a result of increased holdings of Federal agency securities amounting to $533 million. Loans and portfolio securities, as a percent of earning assets, were 65.3 percent and 29.3 percent, respectively, compared to
66.1 percent and 28.2 percent, respectively, in 1996. Average Federal funds sold and securities purchased under agreement to resell increased 7 percent, or $16 million, year to year.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also depend on availability of collateral. A major source of incremental funding in 1996 resulted from the assumption of $2.9 billion in deposit liabilities in connection with the June 1996 purchase of branches owned by Household. In conjunction with that transaction, the Corporation immediately reduced its reliance on certain wholesale funding sources. In 1997, term Federal funds purchased decreased $333 million or 86 percent, offset somewhat by an increase in overnight Federal funds purchased and securities sold under agreement to repurchase of $87 million or 3 percent, resulting in a decline in total short-term borrowings of $220 million or 7 percent from 1996 levels. Domestic interest-bearing deposits increased $1.92 billion, or 29 percent, from one year ago. Average foreign office time deposits totaled $1.77 billion, down 17 percent or $353 million, compared to $2.12 billion in 1996. Noninterest-bearing funds supporting earning assets increased $70 million, and declined from 16 percent to 15 percent year to year as a percentage of average supporting liabilities.

     The Corporation's consolidated net interest margin declined to 3.56 percent from 3.69 percent in the prior year. This decrease reflects the relative decrease in noninterest-bearing funds and spread compression within certain categories of assets and related funding. This was somewhat offset by the lower interest cost of the assumed deposits from Household compared to interest costs on wholesale funds displaced.

NONINTEREST INCOME

                                                                           INCREASE          INCREASE
                                                                          (DECREASE)        (DECREASE)
                                        YEARS ENDED DECEMBER 31         1997 VS. 1996      1996 VS. 1995
                                    --------------------------------    --------------    ---------------
                                      1997        1996        1995      AMOUNT      %      AMOUNT      %
                                      ----        ----        ----      ------      -      ------      -
                                                        (DOLLARS IN THOUSANDS)
Trust and investment management
  fees...........................   $133,714    $117,762    $149,979    $15,952     14    $(32,217)   (21)
Trading account..................      7,269       7,992       5,110       (723)    (9)      2,882     56
Foreign exchange.................      5,364       9,992      14,248     (4,628)   (46)     (4,256)   (30)
Charge card......................     50,085      47,244      41,788      2,841      6       5,456     13
Service fees and charges.........     96,324      82,802      69,333     13,522     16      13,469     19
Securities gains.................     13,207       8,786      23,379      4,421     50     (14,593)   (62)
Other............................     71,785      54,729      34,436     17,056     31      20,293     59
                                    --------    --------    --------    -------    ---    --------    ---
     Total noninterest income....   $377,748    $329,307    $338,273    $48,441     15    $ (8,966)    (3)
                                    ========    ========    ========    =======    ===    ========    ===

     Noninterest income for the year was $377.7 million in 1997, up $48.4 million or 15 percent from 1996. Higher trust and investment management fees, service fees and charges, securities gains, charge card fees and other income were partially offset by lower foreign exchange revenues and trading account profits.

     Trust and investment management fees were $133.7 million, up $16.0 million or 14 percent from the prior year, primarily from increased personal trust and corporate trust revenue. Service fees and charges were $96.3 million in 1997, up $13.5 million or 16 percent over 1996 due primarily to product growth, with Household contributing $5.0 million of the increase. Net gains reported from the sale of debt securities totaled $13.2 million, up $4.4 million or 50 percent from 1996, due to opportunities in the market for periodic sale and profitable reinvestment of proceeds in 1997. Charge card fees were $50.1 million in 1997, up $2.8 million or 6 percent from the previous year. Other income, which included incremental revenue from bank owned life insurance, syndication fees and mortgage loan sales, increased $17.1 million or 31%. On January 11, 1996, the Corporation sold its securities custody and related trustee services business for large institutions to Citibank. The gain recorded during 1996 amounted to $4 million.

     Trading account gains, primarily from municipal bond trading, totaled $7.3 million, down $0.7 million from the prior year. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. Foreign exchange revenues were $5.4 million, down $4.6 million or 46 percent from 1996. Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. FX. Under this arrangement, FX net profit will be shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. This agreement did not have a material impact on the Corporation's 1995, 1996 or 1997 net income or financial position.

NONINTEREST EXPENSE

                                                                            INCREASE          INCREASE
                                                                           (DECREASE)        (DECREASE)
                                         YEARS ENDED DECEMBER 31         1997 VS. 1996     1996 VS. 1995
                                     --------------------------------    --------------    --------------
                                       1997        1996        1995      AMOUNT      %     AMOUNT      %
                                       ----        ----        ----      ------      -     ------      -
                                                        (DOLLARS IN THOUSANDS)
Salaries and other compensation...   $314,719    $273,849    $260,539    $40,870     15    $13,310      5
Pension, profit sharing and other
  employee benefits...............     57,423      53,145      57,763      4,278      8     (4,618)    (8)
Net occupancy.....................     56,462      47,690      46,099      8,772     18      1,591      3
Equipment.........................     48,119      41,715      42,541      6,404     15       (826)    (2)
Marketing.........................     25,675      29,342      25,583     (3,667)   (12)     3,759     15
Communication and delivery........     24,129      20,954      20,251      3,175     15        703      3
Deposit insurance.................      2,988      18,189       8,124    (15,201)   (84)    10,065    124
Expert services...................     31,159      19,382      20,353     11,777     61       (971)    (5)
Other.............................     75,164      71,562      69,500      3,602      5      2,062      3
                                     --------    --------    --------    -------    ---    -------    ---
                                      635,838     575,828     550,753     60,010     10     25,075      5
Goodwill and other valuation
  intangibles.....................     27,839      18,168       9,350      9,671     53      8,818     94
                                     --------    --------    --------    -------    ---    -------    ---
     Total noninterest expenses...   $663,677    $593,996    $560,103    $69,681     12    $33,893      6
                                     ========    ========    ========    =======    ===    =======    ===

     Noninterest expenses totaled $663.7 million, up $69.7 million or 12 percent from 1996. The first six months of 1996 did not include operating expenses associated with Household and the related amortization of goodwill and other intangible assets. In addition, the expense for the one-time SAIF assessment levied on deposits assumed from Household, amounting to $16.7 million pre-tax, was recognized in 1996. Excluding the impact of Household-related charges for the first six months of 1997 and the one-time SAIF assessment, total noninterest expenses would have increased $49.4 million or 9 percent from 1996.

     Employment-related expenses totaled $372.1 million, an increase of $45.1 million or 14 percent. Excluding the effect of Household for the first six months of 1997, employment-related expenses would have increased $33.8 million or 10 percent. Net occupancy expenses totaled $56.5 million, up $8.8 million over the previous year. Net occupancy expenses would have increased $5.0 million or 11 percent, excluding the effect of Household for the first six months of 1997. These expense increases reflect planned growth and expansion of several lines of business, such as adding new locations to the community banking network and creation of central processing utilities. Marketing expenses decreased $3.7 million or 12 percent in anticipation of the sale of the credit card portfolio (see Note 22 on page 81 of this Report for additional information). Expert services increased $11.8 million or 61 percent with Household contributing $1.7 million, primarily as a result of converting the community bank subsidiaries to a single retail banking platform and Year 2000 compliance activities (see the Risk Management Summary section of this Report on page 31 for further information). Other noninterest expenses increased $3.6 million or 5 percent over the previous year. Excluding the impact of Household expenses for the first six months of 1997, other noninterest expenses would have decreased $2.4 million or 3 percent. Amortization of goodwill and other valuation intangibles increased $9.7 million, with virtually the entire increase resulting from the Household transaction.

INCOME TAXES

     The Corporation recorded income tax expense of $70.1 million in 1997, compared to $65.8 million in 1996, primarily due to greater (approximately $18.5 million) pretax earnings. The Corporation's effective tax rate decreased to 30.9 percent in 1997 from 31.6 percent in 1996.

     At December 31, 1997, the Corporation's Federal and Illinois net deferred tax assets were $62.0 million and $13.9 million, respectively. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire Federal and Illinois deferred tax assets.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 1997 also include a $7.6 million liability for the tax effect of unrealized gains or losses associated with marking to market certain securities designated as available-for-sale in accordance with SFAS No. 115.

IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which specifies the computation and presentation of earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement does not require presentation of EPS in statements of wholly-owned subsidiaries. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. It requires a dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Corporation presented basic EPS in accordance with this Statement for the year-ended December 31, 1997 and it did not require revision of prior disclosures.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The Statement establishes disclosure requirements for the capital structure of both public and nonpublic companies by consolidating required disclosures from previously-issued Statements and Opinions. The Statement is effective for financial statements for periods ending after December 15, 1997. The Corporation adopted this Statement for the year-ended December 31, 1997 and it did not require revision of prior disclosures.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components and requires presentation in a full set of general-purpose financial statements. Comprehensive income is the change in an enterprise's equity that results from transactions during the period with nonowner sources; it includes net income and specific items that bypass net income and are reported as a separate component of equity. The Statement is effective for fiscal years beginning after December 15, 1997. The Corporation intends to adopt this Statement in 1998 and does not expect it to have a material effect on the Corporation's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for reporting financial and nonfinancial information about an enterprise's operating segments in annual financial statements and interim financial reports issued to shareholders. The Statement is effective for fiscal years beginning after December 15, 1997. The Corporation intends to adopt this Statement in 1998 and does not expect it to have a material effect on the Corporation's financial position or results of operations.

RETURN ON ASSETS AND COMMON STOCKHOLDER'S EQUITY

     Return on assets, measured by net income as a percentage of average total assets, was 0.82 percent in 1997 compared with 0.83 percent in 1996. The current year's return on assets was slightly lower than the average return on assets of
0.84 percent for the five-year period ended December 31, 1997. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. The ratio of average common stockholder's equity to average total assets was 6.91 percent in 1997 compared to 6.42 percent in 1996. For 1997, the return on common stockholder's equity was 10.54 percent, down from the
11.55 percent achieved in 1996 and the 11.54 percent five-year average return for the period ended December 31, 1997. Comparability of returns on both average assets and common stockholder's equity between 1997 and 1996 was affected by the Household acquisition, including the one-time $10.0 million after-tax SAIF charge.

     Cash ROA was 0.92 percent in 1997 and 0.91 percent in 1996. Cash ROE was
13.87 percent and 14.17 percent in 1997 and 1996, respectively.

                                                                   YEARS ENDED DECEMBER 31
                                                                ------------------------------
                                                                1997        1996         1995
                                                                ----        ----         ----
                                                                     (BASED ON NET INCOME
                                                                     AND DAILY AVERAGES)
Return on assets(1).........................................     0.82%       0.83%        0.95%
Return on assets (cash basis)(2)............................     0.92        0.91         1.00
Common stockholder's equity as a percentage of total
  assets(1).................................................     6.91        6.42         6.99
Return on common stockholder's equity(1)....................    10.54       11.55        13.61
Return on common stockholder's equity (cash basis)(3).......    13.87       14.17        14.77
Dividend payout ratio(4)....................................    38.99       44.40       178.04
Earnings retained as a percentage of common stockholder's
  equity(5).................................................     7.38        7.18       (10.62)
Percentage growth in total average assets...................    11.89       10.72         9.13

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

(3) Cash basis return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less tax effected average intangible assets.

(4) Dividends on common and preferred stock as a percent of net income. 1997 includes both cash and noncash dividends. 1995 ratio includes the impact of a $205 million special dividend as part of a capital restructuring. Excluding the payment of the special dividend, the dividend payout ratio would have been 39.11 percent.

(5) Earnings retained is defined as net income minus dividends. 1995 includes the impact of a $205 million special dividend as part of a capital restructuring. Excluding the payment of the special dividend, earnings retained as a percentage of common stockholder's equity would have been 8.29 percent.

CAPITAL POSITION

     The Corporation's equity capital of $1.63 billion at December 31, 1997, has increased significantly from five years earlier when equity capital amounted to $930 million. In June 1996, equity was infused in connection with the acquisition of branches previously owned by Household. See the "Summary of 1996 Compared to 1995" section on page 9 of this Report for additional information. During 1997 and 1996, Bankcorp declared and paid common dividends of $44.5 million and $48.2 million, respectively, and preferred dividends of $16.6 million and $15.0 million, respectively. Included in 1997 common dividends were cash dividends of $42.0 million and a $2.5 million dividend-in-kind related to the partial transfer of Harris Trust Company of Florida to Bankmont. During 1995, common dividends declared and paid amounted to $262.7 million which included a $205 million special dividend as part of a capital restructuring. During 1997, the Corporation's equity capital was increased by $19.6 million representing after-tax unrealized holding gains related to the Corporation's debt and equity securities classified as available-for-sale. During 1996, equity capital was reduced by $35.2 million of after-tax unrealized holding losses. Average consolidated equity capital for 1997 was $1.6 billion, compared with the 1996 average of $1.3 billion and the 1995 average of $1.1 billion.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company-only net equity investment in bank and nonbank subsidiaries and other equity investments as a percentage of its equity capital, was 101 percent at December 31, 1997, down slightly from 102 percent at December 31, 1996. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

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

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. At year-end 1997, the portion of the allowance for possible loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 7.94 percent and 10.72 percent, respectively, at December 31, 1997.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions, including those experiencing or anticipating significant growth, are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The Corporation's Tier 1 leverage ratio was 6.81 percent for fourth quarter 1997 and 6.88 percent for fourth quarter 1996.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized". See Note 15 to Financial Statements on page 72 of this Report. Based on those regulations effective at December 31, 1997, all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 1997, the highest capital category.

     Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that, in the aggregate, they do not exceed a limit of 50 percent of Tier 1 capital. In addition, intangibles from purchased credit card relationships may not exceed a sublimit of 25 percent of Tier 1 capital. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At December 31, 1997 the Corporation's intangible assets totaled $293.0 million, including approximately $277.4 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 6.74 percent for the fourth quarter of 1997.

     Risk-based capital guidelines exclude net unrealized holding gains (losses) associated with marking to market securities designated as available-for-sale from Tier 1 capital with the exception of unrealized depreciation of marketable equity securities, which continue to be deducted from Tier 1 capital. Net unrealized holding gains (losses) excluded for risk-based capital purposes amounted to $11.5 million and ($8.1) million at December 31, 1997 and 1996, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years.

                                                                       DECEMBER 31
                                                      ---------------------------------------------
                                                         1997             1996             1995
                                                         ----             ----             ----
                                                                 (DOLLARS IN THOUSANDS)
Total assets (end of period)........................  $20,133,461      $18,228,740      $15,676,201
                                                      ===========      ===========      ===========
Average assets (fourth quarter).....................  $19,978,660      $18,159,800      $16,325,680
                                                      ===========      ===========      ===========
Risk-based on-balance-sheet assets..................  $13,051,738      $11,975,359      $10,336,569
                                                      ===========      ===========      ===========
Risk-based off-balance-sheet assets.................  $ 4,112,859      $ 3,508,486      $ 3,203,701
                                                      ===========      ===========      ===========
     Total risk-based assets, net of deductions
       (based on regulatory accounting
       principles)..................................  $16,883,446      $15,191,093      $13,540,270
                                                      ===========      ===========      ===========
Tier 1 capital......................................  $ 1,339,949      $ 1,230,628      $ 1,100,899
                                                      ===========      ===========      ===========
Supplementary capital...............................  $   470,443      $   501,497      $   492,911
                                                      ===========      ===========      ===========
     Total capital, net of deductions (based on
       regulatory accounting principles)............  $ 1,809,767      $ 1,731,448      $ 1,593,810
                                                      ===========      ===========      ===========
Tier 1 leverage ratio...............................         6.81%            6.88%            6.77%
Risk-based capital ratios:
     Tier 1.........................................         7.94%            8.10%            8.14%
     Total..........................................        10.72%           11.40%           11.79%

     Effective February 11, 1998, HPCC issued $250 million of 7 3/8 percent noncumulative, exchangeable Series A preferred stock. The preferred stock, listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's S-11. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8 percent per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized", HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share. The Series A preferred shares will qualify as Tier 1 capital at both HTSB and Bankcorp for U.S. banking regulatory purposes under relevant regulatory capital guidelines.

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

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 36 percent of the Corporation's total assets and amounted to $7.27 billion at December 31, 1997 compared to liquid assets of $6.29 billion or approximately 34 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 1997, $100 million of short-term notes were outstanding with original maturities of 14 days and an interest rate of 5.90 percent. As of December 31, 1996, $350 million of short-term notes were outstanding with original maturities of 365 days and interest rates ranging from 5.50 to 6.04 percent.

     In connection with the acquisition of branches previously owned by Household in June 1996, as discussed earlier in this Report, HTSB assumed deposits totaling approximately $2.9 billion. In addition, HTSB acquired loans amounting to $340 million, along with real property and certain other miscellaneous assets. HTSB received cash from Household at closing of $2.24 billion. Capital of $325 million was contributed to HTSB, and HTSB issued $15 million in additional subordinated debt. The incremental cash available from all of these sources of approximately $2.6 billion was used by HTSB to liquidate more-expensive sources of wholesale funding.

     The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts, increased from $8.69 billion or 57 percent of total non-equity funding at December 31, 1996 to $10.63 billion or 63 percent of total non-equity funding at December 31, 1997. Total wholesale deposits and short-term borrowings decreased from $6.45 billion or 43 percent of total non-equity funding at December 31, 1996 to $6.35 billion or 37 percent of total non-equity funding at December 31, 1997.

     Average money market liabilities decreased 7 percent to $3.00 billion from $3.22 billion for 1996, primarily as a result of decreases in Federal funds borrowed and securities sold under repurchase agreements. Average money market assets increased $40.4 million or 5 percent from 1996. These assets represented 5 percent of average earning assets in 1997, remaining virtually unchanged from one year ago.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 18, 1999. There were no borrowings under this credit facility in 1997 or 1996.

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

                                                                    DECEMBER 31, 1997
                                 ----------------------------------------------------------------------------------------
                                                        REPRICING PERIOD
                                 ---------------------------------------------------------------   NONREPRICING
                                 1-31 DAYS   32-90 DAYS   91-365 DAYS   1-5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                                 ---------   ----------   -----------   ---------   ------------   ------------    -----
                                                                      (IN MILLIONS)
ASSETS
  Loans........................   $ 5,990      $1,483       $  846       $2,076        $  449        $    24      $10,868
  Portfolio and trading account
     securities................     1,178         776          500        1,686         1,137              6        5,283
  Interest-bearing deposits at
     banks.....................        27         385          186           --            --             --          598
  Federal funds sold and
     securities purchased under
     agreement to resell.......        81          --           --           --            --             --           81
  Assets held for sale.........       726          --           --           --            --             --          726
  Other assets.................        --          --           --           --            --          2,577        2,577
                                  -------      ------       ------       ------        ------        -------      -------
Total assets...................     8,002       2,644        1,532        3,762         1,586          2,607      $20,133
                                  -------      ------       ------       ------        ------        -------      =======
LIABILITIES AND STOCKHOLDER'S
  EQUITY
  Time deposits................     2,620         785        1,664          670            14             --        5,753
  Savings and interest checking
     deposits..................     4,468          --           --           --            --             --        4,468
  Noninterest-bearing
     deposits..................        --          --           --           --            --          4,211        4,211
                                  -------      ------       ------       ------        ------        -------      -------
Total deposits.................     7,088         785        1,664          670            14          4,211       14,432
  Federal funds purchased and
     securities sold under
     agreement to repurchase...     2,150         292            9            1            --             --        2,452
  Other interest-bearing
     liabilities...............       934          71          150           99            80             --        1,334
  Other noninterest-bearing
     liabilities...............        --          --           --           --            --            282          282
  Stockholder's equity.........        --          --           --           --            --          1,633        1,633
                                  -------      ------       ------       ------        ------        -------      -------
Total liabilities and
  stockholder's equity.........    10,172       1,148        1,823          770            94          6,126      $20,133
                                  -------      ------       ------       ------        ------        -------      =======
  Interest sensitivity gap
     before net interest rate
     swaps, derivative products
     and forward commitments...    (2,170)      1,496         (291)       2,992         1,492         (3,519)
Net interest rate swaps........      (285)        208          195          (82)          (36)            --
Derivative products and forward
  commitments..................        22          99           --           --          (121)            --
                                  -------      ------       ------       ------        ------        -------
  Interest sensitivity gap.....   $(2,433)     $1,803       $  (96)      $2,910        $1,335        $(3,519)
                                  =======      ======       ======       ======        ======        =======
  Cumulative gap...............                $ (630)      $ (726)      $2,184        $3,519
                                               ======       ======       ======        ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 1997. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. Certificates of deposit are reported based upon scheduled maturity without reference to early redemption or renewal options. Fixed term assets such as residential mortgages and consumer loans are reported based upon schedule repayments and estimated prepayments based on historical behavior. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 1997, the Corporation had a cumulative negative one-year interest rate gap of $726 million. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

     In addition to gap measurements, the Corporation uses simulation modeling to measure earnings risk and valuation risk, defined as risk to net equity valuation, as a result of various interest rate scenarios and balance sheet structures. These risk measurements include the impact of changes in interest rates on all of the Corporation's assets, liabilities and off-balance-sheet positions. They do not contemplate actions the Corporation could take to reduce risk or actions customers might take in response to changing rates. Earnings risk represents the 12-month impact on net income, and valuation risk represents the change in value of the Corporation's assets and liabilities from adverse changes in interest rates over the period that would be required to eliminate open positions. The model of earnings risk and valuation risk is based on a statistical analysis of historical data to calculate with 97.5% confidence the potential loss in earnings/change in value the Corporation might experience if an adverse change in market rates were to occur. Shifts in the yield curve and changes in the shape of the yield curve are among the variables considered. Limits are established for valuation risk at individual bank and consolidated levels, and actual exposure is monitored to ensure that these limits are not exceeded.

     Given a static balance sheet at December 31, 1997, for an immediate 100 basis point upward movement in interest rates net interest income would increase by approximately $7 million over the next year compared to what it would otherwise have been, and the net equity value of all interest-sensitive positions would decrease by $74 million. Conversely, a decline in rates would have approximately the same absolute impacts but in the opposite direction. At December 31, 1996, the same analysis using similar assumptions indicated that net income would have increased by approximately $9 million and the net equity value of all interest-sensitive positions would have decreased by $81 million.

     Management believes that the Corporation is well positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

CASH FLOWS

     Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statement of Cash Flows can be found on page 46 of this Report. This financial statement is based on period-end balances and does not reflect average investment or financing levels.

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

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and trading assets be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's cash flows generated from operations. Core operating cash flows, consisting of net income before provision for loan losses and depreciation and amortization, increased by $29 million. Year-end trading account assets decreased $57 million year to year, while loans held for sale (primarily residential mortgages) increased $12 million.

     In 1997, the Corporation's investing activities utilized a total of $1.95 billion in net cash. Portfolio securities, the primary use of new funds, increased $1.20 billion. Interest-bearing deposits at banks decreased $60 million and Federal funds sold and securities purchased under agreement to resell decreased $214 million.

     In 1997, the Corporation's financing activities included accepting customer deposits, purchasing Federal funds and issuing short-term senior notes. Financing activities provided $1.77 billion of net cash available to the Corporation in 1997. Deposits increased $1.44 billion and short-term senior notes of $250 million were repaid, net. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

     In the past three years, the Corporation has had three significant noncash transaction. As of December 31, 1997, credit card loan balances were transferred to assets held for sale in anticipation of their sale in January 1998. See Note 22 on page 81 of this Report for further information. In July 1997, 80 percent ownership of Harris Trust/Bank of Montreal was transferred through a noncash dividend to Bankmont. On December 29, 1995, all held-to-maturity securities were reclassified to available-for-sale. See Portfolio Securities section below for further information. Noncash portions of these transactions were excluded from the Corporation's Consolidated Statement of Cash Flows.

SELECTED LOAN MATURITY SPREAD

     Variable rate loans, excluding consumer loans, accounted for 58 percent of total loans in 1997 compared to 56 percent in 1996. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1.22 billion. Of these loans, $1.0 billion or 84 percent are due within five years. Overall, the average FTE yield on total loans increased to 8.45 percent in 1997 from 8.43 percent in 1996. The Corporation's average prime rate in 1997 was 8.44 percent compared to 8.27 percent in 1996.

Type of Loan, by Maturity*

                                                                 DECEMBER 31, 1997
                                                  -----------------------------------------------
                                                    WITHIN     1 THROUGH      OVER
                                                    1 YEAR      5 YEARS     5 YEARS      TOTAL
                                                    ------     ---------    -------      -----
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural..........  $6,236,669   $  995,638   $190,576   $7,422,883
Real estate construction........................     129,169       33,798        919      163,886
Foreign.........................................      88,976           --         --       88,976
                                                  ----------   ----------   --------   ----------
                                                  $6,454,814   $1,029,436   $191,495   $7,675,745
                                                  ==========   ==========   ========   ==========
Loans with:
  Predetermined interest rates..................  $  676,197   $  607,204   $102,259   $1,385,660
  Floating interest rates.......................   5,778,617      422,232     89,236    6,290,085
                                                  ----------   ----------   --------   ----------
                                                  $6,454,814   $1,029,436   $191,495   $7,675,745
                                                  ==========   ==========   ========   ==========

-------------------------
*Excludes installment loans to individuals, real estate mortgages and lease financing.

PORTFOLIO SECURITIES

     Debt and marketable equity securities are classified into three categories. Trading account securities include those securities purchased for sale in the near term. The remaining securities are segregated into

"held-to-maturity" and "available-for-sale" categories. Held-to-maturity securities include those debt securities where a company has both the ability and positive intent to hold to maturity. All other securities are classified as available-for-sale, even if the company has no current intent to dispose of them. Held-to-maturity securities are carried at amortized historical cost while available-for-sale securities are carried at fair value, with net unrealized gains and losses (after-tax) reported as a separate component of equity.

     Throughout this Report, the term "portfolio securities" encompasses both the held-to-maturity and available-for-sale categories. At December 31, 1997, available-for-sale securities included $19.0 million of fair value above amortized cost and stockholder's equity included $11.5 million of unrealized (after tax effect) holding gains. At December 31, 1996, available-for-sale securities included $13.5 million of fair value below amortized cost, and stockholder's equity included $8.1 million of unrealized (after tax effect) holding losses.

     Portfolio securities averaged $4.90 billion in 1997. On an FTE basis, interest income from portfolio securities increased $43.4 million to $319.5 million. The overall FTE yield on the Corporation's portfolio securities averaged 6.51 percent during 1997. Yields on the portion of average portfolio securities classified as available-for-sale are based on amortized cost.

                                                           YEARS ENDED DECEMBER 31
                                         ------------------------------------------------------------
                                                1997                 1996                 1995
                                         ------------------   ------------------   ------------------
                                           AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                                           ------     -----     ------     -----     ------     -----
                                                      (FULLY TAXABLE EQUIVALENT YIELDS)
                                             (DAILY BALANCE SHEET AVERAGES, DOLLARS IN THOUSANDS)
Portfolio securities available-for-sale
  U.S. Treasury........................  $1,658,037   6.37%   $1,585,333   6.37%   $1,536,686    6.10%
  Federal agency.......................   2,810,739   6.38     2,271,859   6.26     1,504,096    6.31
  State and municipal..................     313,896   8.68       311,202   9.22       379,337   11.27
  Other................................      32,880   4.81        50,785   5.43       153,833    5.74
                                         ----------           ----------           ----------
       Total portfolio securities
          available-for-sale...........  $4,815,552   6.51%   $4,219,179   6.50%   $3,573,952    6.72%
                                         ==========   ====    ==========   ====    ==========   =====

     The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 1997, the Corporation purchased $14.2 billion of available-for-sale securities, sold $1.31 billion of available-for-sale securities and had $11.67 billion of available-for-sale securities mature. During 1996, the Corporation purchased $8.74 billion of available-for-sale securities, sold $1.46 billion of available-for-sale securities and had $6.63 billion of available-for-sale securities mature. The aforementioned sales of securities generated a pretax net gain of $13.2 million during 1997 compared to a net gain of $8.8 million during 1996 and a net gain of $23.4 million in 1995. $16.8 million of net gain was realized in the second quarter of 1995 when conditions in the U.S. bond market led to significant price rallies. These events enabled the Corporation to sell certain U.S. government agency securities and reinvest the proceeds to reposition its portfolio and take advantage of profit opportunities not typically available. On an after-tax basis, the Corporation recorded a net gain from securities sales of $8.1 million in 1997 compared to $5.4 million in 1996 and $14.3 million in 1995. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

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

     Unrealized holding gains for available-for-sale securities, as of December 31, 1997, amounted to $19.0 million compared to unrealized holding losses of $13.5 million as of December 31, 1996. The change in unrealized gains and losses of $32.5 million was due to gains in market value as a result of fluctuations in interest rates at year-end 1997 versus year-end 1996 and a change in the mix of the portfolio.

Carrying Value

                                                                   DECEMBER 31
                                           ------------------------------------------------------------
                                                  1997                 1996                 1995
                                           ------------------   ------------------   ------------------
                                             AMOUNT       %       AMOUNT       %       AMOUNT       %
                                             ------       -       ------       -       ------       -
                                                              (DOLLARS IN THOUSANDS)
Portfolio securities available-for-sale
  U.S. Treasury..........................  $1,628,882    31.1   $1,282,218    32.2    1,205,167    35.6
  Federal agency.........................   3,253,819    62.2    2,357,726    59.2    1,740,578    51.3
  State and municipal....................     312,564     6.0      312,843     7.8      308,805     9.1
  Other..................................      34,125     0.7       32,396     0.8      135,417     4.0
                                           ----------   -----   ----------   -----   ----------   -----
     Total portfolio securities
       available-for-sale................  $5,229,390   100.0   $3,985,183   100.0   $3,389,967   100.0
                                           ==========   =====   ==========   =====   ==========   =====

     At year-end 1997, the weighted average maturity of the Corporation's portfolio securities was 5 years and 4 months, an increase of 1 year and 8 months from the average maturity at the end of 1996. The maturity distribution of the investment portfolio at December 31, 1997, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 1997. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                     DECEMBER 31
                         ----------------------------------------------------------------------------------------------------
                                                                                STATE, MUNICIPAL
                             U.S. TREASURY             FEDERAL AGENCY               AND OTHER                   TOTAL
                         ---------------------      ---------------------      -------------------      ---------------------
                                      WEIGHTED                   WEIGHTED                 WEIGHTED                   WEIGHTED
                                      AVERAGE                    AVERAGE                  AVERAGE                    AVERAGE
                           AMOUNT      YIELD          AMOUNT      YIELD         AMOUNT     YIELD          AMOUNT      YIELD
                           ------     --------        ------     --------       ------    --------        ------     --------
                                                (FULLY TAXABLE EQUIVALENT YIELDS DOLLARS IN THOUSANDS)
Portfolio securities
  available-for-sale
  Within 1 year........  $  271,034     5.88%       $1,750,789     5.85%       $ 47,048     9.45%       $2,068,871     5.93%
  1 to 5 years.........     688,397     3.30           776,968     6.31         156,954     8.39         1,622,319     5.23
  5 to 10 years........     665,460     5.86            92,951     6.59          80,432     8.04           838,843     6.15
  Over 10 years........          --       --           628,854     6.94          20,629     7.55           649,483     6.96
  No stated maturity...          --       --                --       --          30,833     4.44            30,833     4.44
                         ----------     ----        ----------     ----        --------     ----        ----------     ----
  1997 Total...........  $1,624,891     4.78%       $3,249,562     6.19%       $335,896     8.02%       $5,210,349     5.87%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
  1996 Total...........  $1,295,286     5.98%       $2,369,251     6.15%       $334,129     8.29%       $3,998,666     6.27%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
1997 Average
  maturity.............       4 years 6 months          5 years 11 months         3 years 9 months           5 years 4 months
1996 Average
  maturity.............       4 years 2 months           3 years 4 months        3 years 11 months           3 years 8 months

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 1997, there were no portfolio securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 1997.

DEPOSITS

     Total deposits in 1997 averaged $13.28 billion, up $1.76 billion or 15 percent from 1996. The Corporation's average core deposits, consisting of demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, and savings certificates grew $1.88 billion or 22 percent to $10.57 billion. In 1997 average core deposits associated with the Household transaction were $2.95 billion compared to the average for six months of $1.51 billion in 1996, an increase of $1.44 billion or 95 percent. Savings certificates experienced the largest growth, up $838 million or 34 percent over 1996 levels, followed by money market accounts which increased by $530 million or 37 percent to $1.96 billion. Passbook and statement savings accounts and demand deposits grew by $270 million or 24 percent and by $209 million or 7 percent over 1996 levels, respectively. Interest checking deposits totaling $854 million remained at relatively the same level as 1996. Deposits in foreign offices decreased by $364 million or 17 percent to $1.80 billion. Other time deposits reflected an increase of $240 million or 36 percent from 1996. Daily averages and year-to-year comparisons are summarized below.

                                  YEARS ENDED DECEMBER 31            1997 VS. 1996      1996 VS. 1995
                          ---------------------------------------   ----------------   ----------------
                             1997          1996          1995         AMOUNT      %      AMOUNT      %
                             ----          ----          ----         ------      -      ------      -
                                             (DAILY AVERAGES, DOLLARS IN THOUSANDS)
Demand deposits.........  $ 3,020,864   $ 2,812,007   $ 2,808,747   $  208,857     7   $    3,260    --
Interest checking
  deposits..............      853,799       815,853       629,448       37,946     5      186,405    30
Money market accounts...    1,964,212     1,434,293     1,037,963      529,919    37      396,330    38
Passbook and statement
  savings accounts......    1,404,897     1,134,912       876,412      269,985    24      258,500    29
Savings certificates....    3,329,464     2,491,855     1,565,689      837,609    34      926,166    59
Other time deposits.....      914,836       674,985       682,320      239,851    36       (7,335)   (1)
Deposits in foreign
  offices...............    1,795,952     2,159,909     2,435,124     (363,957)  (17)    (275,215)  (11)
                          -----------   -----------   -----------   ----------   ---   ----------   ---
  Total deposits........  $13,284,024   $11,523,814   $10,035,703   $1,760,210    15   $1,488,111    15
                          ===========   ===========   ===========   ==========   ===   ==========   ===

     Interest expense on deposits increased by $77.5 million or 19.5 percent in 1997 primarily due to higher average deposit balances. Interest expense on domestic deposits rose 33 percent from 1996, while interest on foreign office deposits decreased by 15 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below.

Average Interest Rates Paid

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
                                                           1997       1996       1995
                                                           ----       ----       ----
Interest checking deposits.............................    1.73%      1.87%      2.24%
Money market accounts..................................    4.03       3.91       3.87
Passbook and statement savings accounts................    3.29       3.29       3.71
Savings certificates...................................    5.67       5.64       5.69
Other interest-bearing time deposits...................    5.59       5.42       5.91
Time deposits in foreign offices.......................    5.48       5.37       5.97
  Total interest-bearing deposits......................    4.66%      4.61%      5.00%
                                                           ====       ====       ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $1,637 million at December 31, 1997. Total 1997 interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $115.1 million compared to $70.1 million in 1996. Virtually all time deposits in foreign offices were in denominations of $100,000 or more.

Domestic Office Certificates of Deposit

                                                                   YEARS ENDED
                                                                   DECEMBER 31
                                                                -----------------
                                                                 1997        1996
                                                                 ----        ----
                                                                  (IN MILLIONS)
Maturities:
3 months of less............................................    $1,132       $402
3 to 6 months...............................................       229        250
6 to 12 months..............................................       178        139
Over 12 months..............................................        98        123
                                                                ------       ----
  Total.....................................................    $1,637       $914
                                                                ======       ====

MONEY MARKET ASSETS AND LIABILITIES

     The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, increased 5 percent to $831 million in 1997 from $791 million in 1996. The average yield on money market assets decreased from 5.50 percent in 1996 to 5.31 percent in 1997. Interest income earned on these assets increased 4 percent to $44.2 million in 1997. At December 31, 1997, interest-bearing deposits at banks and Federal funds sold totaled $598 million and $81 million, respectively, compared to $658 million and $295 million at year-end 1996. There were no reverse repurchase agreements outstanding at December 31, 1997 or December 31, 1996.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, senior notes and other short-term borrowings, represent a managed source of funds for the Corporation. During 1997, money market liabilities averaged $3.70 billion, an increase of 2 percent from 1996, when money market liabilities averaged $3.61 billion. The average rate paid on these borrowings increased from 5.07 percent in 1996 to
5.32 percent in 1997, reflecting generally higher short-term interest rates experienced by the market during 1997. At December 31, 1997, repurchase agreements totaled $1.87 billion compared to $1.42 billion at year-end 1996. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 1997, 1996 and 1995:

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

                                                            1997            1996            1995
                                                            ----            ----            ----
                                                                   (DOLLARS IN THOUSANDS)
Amount outstanding at end of year......................  $2,451,873      $1,983,047      $1,896,817
Average interest rate of outstanding borrowings at end
  of year..............................................        5.65%           6.64%           5.14%
Highest amount outstanding as of any month-end during
  the year.............................................  $3,633,014      $3,116,382      $2,894,321
Daily average amount outstanding during the year.......  $2,610,976      $2,524,176      $2,253,142
Daily average annualized rate of interest..............        5.22%           5.00%           5.65%

     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 1997, 1996 and 1995:

Short-Term Borrowings

                                                                1997          1996          1995
                                                                ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $503,320      $347,690      $843,049
Average interest rate of outstanding borrowings at end of
  year......................................................      5.96%         5.27%         5.77%
Highest amount outstanding as of any month-end during the
  year......................................................  $503,320      $858,381      $843,049
Daily average amount outstanding during the year............  $ 68,396      $421,200      $488,042
Daily average annualized rate of interest...................      5.09%         4.88%         5.44%

     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 1997, 1996 and 1995:

Commercial Paper

                                                                1997          1996          1995
                                                                ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $351,427      $334,653      $292,022
Average interest rate of outstanding commercial paper at end
  of year...................................................      5.31%         5.06%         5.32%
Highest amount outstanding as of any month-end during the
  year......................................................  $390,739      $334,653      $295,629
Daily average amount outstanding during the year............  $320,805      $275,194      $269,569
Daily average annualized rate of interest...................      5.23%         5.08%         5.58%

     Senior notes are short- and medium-term notes issued to institutional investors from time-to-time. During 1997, 1996 and 1995 only short-term notes were outstanding. The following amounts and rates applied during 1997, 1996 and 1995.

Senior Notes

                                                              1997           1996           1995
                                                              ----           ----           ----
                                                                    (DOLLARS IN THOUSANDS)
Amount outstanding at end of year........................  $  100,000      $350,000      $  478,000
Average interest rate of outstanding senior notes at end
  of year................................................        5.90%         5.61%           5.65%
Highest amount outstanding as of any month-end during the
  year...................................................  $1,325,000      $589,000      $1,054,245
Daily average amount outstanding during the year.........  $  695,329      $392,283      $  512,205
Daily average annualized rate of interest................        5.57%         5.72%           6.08%

                                     LOANS

SUMMARY

     In 1997, significant year-to-year loan growth occurred among the following loan categories: manufacturing and processing, public and private service industries, other financial institutions and mortgages secured by residential property.

Distribution of Loans by Type of Borrower

                                                                      DECEMBER 31
                                               ----------------------------------------------------------
                                                 1997         1996         1995        1994        1993
                                                 ----         ----         ----        ----        ----
                                                                     (IN MILLIONS)
Domestic Loans:
  Manufacturing and processing.............    $ 2,343.5    $ 1,817.0    $1,437.7    $1,065.5    $  972.9
  Public and private service industries....      2,383.6      2,073.0     1,968.4     1,738.7     1,593.7
  Mining (including oil and gas)...........         14.5         24.8        27.8         8.0        25.2
  Farmers..................................        163.6        148.3        35.5        35.3        28.0
  Individuals (single payment).............        534.7        402.0       344.5       394.3       371.1
  Loans to purchase and carry securities...         25.6         41.4        76.4        62.7        92.5
  State and political subdivisions,
     including industrial revenue bonds....         12.9         18.3        28.5        37.5        53.8
  Other commercial.........................        494.5        583.0       607.5       568.4       606.8
                                               ---------    ---------    --------    --------    --------
     Total Commercial......................      5,972.9      5,107.8     4,526.3     3,910.4     3,744.0
                                               ---------    ---------    --------    --------    --------
  Finance companies........................        217.5        233.7       215.4       207.3       188.7
  Commercial banks.........................          1.5        111.9        15.8        14.7         7.8
  Investment companies.....................         93.8         74.7        77.4        66.8        64.5
  Mortgage companies.......................         68.4          3.4         5.1         4.6        14.3
  Other financial institutions.............        631.4        505.3       393.1       247.8       245.3
                                               ---------    ---------    --------    --------    --------
     Total Financial Institutions..........      1,012.6        929.0       706.8       541.2       520.6
                                               ---------    ---------    --------    --------    --------
     Total Brokers and Dealers.............        437.3        447.4       331.4       392.5       448.8
                                               ---------    ---------    --------    --------    --------
  Construction.............................        163.9        186.9       195.7       175.5       197.6
  Mortgages secured by residential
     property..............................      2,218.2      1,947.6     1,511.8     1,252.9     1,185.2
  Mortgages secured by commercial property
     ......................................        424.3        436.1       485.0       374.6       378.3
                                               ---------    ---------    --------    --------    --------
     Total Real Estate.....................      2,806.4      2,570.6     2,192.5     1,803.0     1,761.1
                                               ---------    ---------    --------    --------    --------
  Charge card*.............................           --      1,041.9     1,095.8       898.3       708.2
  Other installment........................        531.5        484.1       478.4       436.8       312.0
                                               ---------    ---------    --------    --------    --------
     Total Installment (to individuals)....        531.5      1,526.0     1,574.2     1,335.1     1,020.2
                                               ---------    ---------    --------    --------    --------
     Total Lease Financing.................         23.0         29.9          --          --          --
                                               ---------    ---------    --------    --------    --------
     Total Domestic Loans..................     10,783.7     10,610.7     9,331.2     7,982.2     7,494.7
                                               ---------    ---------    --------    --------    --------
Foreign Loans:
  Governments and official institutions....          0.9          1.0         1.0         1.0         1.0
  Banks and other financial institutions...         51.0        137.6       160.8       250.6       221.6
  Other, primarily commercial and
     industrial............................         37.1          3.0        40.9        16.2         8.1
                                               ---------    ---------    --------    --------    --------
     Total Foreign Loans...................         89.0        141.6       202.7       267.8       230.7
                                               ---------    ---------    --------    --------    --------
Less unearned income.......................          4.4          7.6        16.1        20.7        21.4
                                               ---------    ---------    --------    --------    --------
  Loans, net of unearned income............    $10,868.3    $10,744.7    $9,517.8    $8,229.3    $7,704.0
                                               =========    =========    ========    ========    ========

-------------------------
* In anticipation of HTSB's sale of its credit card portfolio on January 29,1998 credit card loan balances were reclassified as of December 31,1997 to assets held for sale. See Note 22 to Financial Statements on page 81 of this Report.

     Average loans increased by 10 percent during 1997 compared to 1996. Daily average loans over the last five years were as follows:

                                                            YEARS ENDED DECEMBER 31
                                      -------------------------------------------------------------------
                                         1997           1996          1995          1994          1993
                                         ----           ----          ----          ----          ----
                                                         (DAILY AVERAGES IN THOUSANDS)
Commercial, financial and
  agricultural....................    $ 6,965,201    $6,462,497    $5,716,282    $5,107,563    $4,762,573
Real estate construction..........        196,864       178,338       164,575       185,101       193,104
Real estate mortgages.............      2,171,475     1,686,435     1,257,370     1,062,828       998,256
Installment.......................        708,045       451,430       503,073       418,166       318,405
Charge card.......................        806,085       965,043       971,565       740,088       613,931
Foreign...........................         92,390       214,767       190,816       180,830       178,215
Lease financing...................         26,883         1,986            --            10           798
                                      -----------    ----------    ----------    ----------    ----------
     Total loans..................     10,966,943     9,960,496     8,803,681     7,694,586     7,065,282
Less unearned income..............          5,667        12,670        18,110        22,011        20,474
                                      -----------    ----------    ----------    ----------    ----------
  Loans, net of unearned income...    $10,961,276    $9,947,826    $8,785,571    $7,672,575    $7,044,808
                                      ===========    ==========    ==========    ==========    ==========

     Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall exposure. When lending to specialized industries such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $7.98 billion and $2.89 billion, respectively, of total loans at 1997 year-end.

                                RISK MANAGEMENT

SUMMARY

     In a commercial banking environment, corporate personnel must identify, quantify, monitor, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management framework, which continued to be enhanced during 1997, the Corporation: 1) Maintains a clear philosophy, approach and accountabilities towards risk taking activities in well-documented policies, directives and procedures; 2) Fosters an environment where risks incurred are commensurate with an individual's qualifications, skills and expertise; 3) Implements risk measures and limits to contain, diversify, or otherwise mitigate certain risks the Corporation faces; 4) Continuously enhances information flows and reporting to monitor exposures and ensure timely responses to any change in risk profiles. The risk management framework helps to ensure the Corporation employs its capital efficiently and achieves returns commensurate with the risk undertaken.

     The Corporation's risk management process includes continuous monitoring and review of the following classes of risk:

          1) Credit risk, which is risk of loss of principal, interest or revenues due to the obligor's inability or failure to repay a financial obligation. This includes loan loss risk, replacement risk and settlement risk.

          2) Position risk, which is risk of loss associated with taking a position in an asset and is inclusive of liquidity risk and market risk. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation's market risk is composed primarily of interest rate risk.

          3) Operating risk, which is risk that systems and controls do not accurately or safely process transactions or safeguard assets. Legal and regulatory risks are included in this category.

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

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this concentration risk is mitigated by a number of factors (see Note 10 to Financial Statements on page 65 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business. With the national unemployment rate for the 1997 fourth quarter at 4.7 percent and projected to increase to 4.8 percent in 1998, the unemployment rate in the various states of the Midwestern region is also expected to be equal to, or lower than, the national rate.

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

     The Corporation's exposure to interest rate risk is primarily managed within the Corporation's Treasury Group. The Corporation follows BMO's Corporate Standard for Position Risk Tolerance ("the Standard") to define the maximum potential exposures that are permissible for interest rate risk activities. The Standard is defined in terms of both earnings risk and valuation risk for the Corporation's banking subsidiaries. For further information on interest rate risk, see the Interest Sensitivity section on page 22 of this Report.

     A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing application software products in the marketplace were designed only to accommodate a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e. "99") could be the maximum date value these systems will be able to accurately process. Because the Corporation utilizes and is dependent upon data processing systems and software to conduct its business, the Corporation's management recognizes the need to ensure its operations will not be adversely impacted by year 2000 issues and is managing the related operational risk accordingly. In 1996, the Corporation formed a Year 2000 Project Office to plan, implement and manage year 2000 compliance. The renovation effort is well underway and the Corporation is currently evaluating the need for testing activities with customers, suppliers and various interfaces to the national and global payments systems. The costs incurred in addressing the year 2000 problem are expensed as incurred in accordance with generally accepted accounting principles. Management estimates the cost of achieving year 2000 compliance to be approximately $35 million (pre-tax) over the cost of normal software upgrades and replacements that would have been incurred over the four-year period ending with the year 2000. Through the end of 1997, approximately $12 million of costs have been incurred. A significant portion of these costs would probably not have been incremental to the Corporation, but would represent a redeployment of existing information technology resources.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

     Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were 0.18 percent of total loans at December 31, 1997, compared with 0.29 percent at year-end 1996. All nonperforming loans are domestic.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $1.0 million in 1997 compared to $3.1 million a year ago.

                                                                  DECEMBER 31
                                                ------------------------------------------------
                                                 1997      1996      1995      1994       1993
                                                 ----      ----      ----      ----       ----
                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans..............................  $17,790   $28,153   $50,503   $83,803   $ 91,131
Restructured loans............................      598     1,512     2,059     2,889      3,262
                                                -------   -------   -------   -------   --------
Total nonperforming loans.....................   18,388    29,665    52,562    86,692     94,393
Other assets received in satisfaction of
  debt........................................    1,300     1,562     2,470     8,071     19,000
                                                -------   -------   -------   -------   --------
     Total nonperforming assets...............  $19,688   $31,227   $55,032   $94,763   $113,393
                                                =======   =======   =======   =======   ========
90-day past due loans, still accruing interest
  (all domestic)..............................  $27,083   $46,369   $28,302   $31,071   $ 33,491
                                                =======   =======   =======   =======   ========
Gross amount of interest that would have been
  recorded if all year-end nonperforming loans
  had been accruing interest at their original
  terms.......................................  $ 1,061   $ 3,134   $ 4,500   $ 5,278   $  6,292
Interest income actually recognized...........       51        76     1,572     1,348      2,569
                                                -------   -------   -------   -------   --------
Interest shortfall, before consideration of
  any income tax effect.......................  $ 1,010   $ 3,058   $ 2,928   $ 3,930   $  3,723
                                                =======   =======   =======   =======   ========
Nonperforming loans to total loans at
  year-end....................................     0.17%     0.28%      0.5%     1.05%      1.23%
Nonperforming assets to total loans at
  year-end....................................     0.18      0.29      0.58      1.15       1.47
                                                =======   =======   =======   =======   ========

LOAN CONCENTRATIONS

     Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total residential mortgage loans, at December 31, 1997 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $5.97 billion, or 55 percent of total outstandings at year-end 1997. Most of these credits were extended to manufacturing and service-related companies. Outstandings to food and beverage industries represented 25 percent of all manufacturing loans and 5 percent of total consolidated loans. The largest concentration within service-related industries was consumer wholesalers, which accounted for 35 percent of all service-related credits and 8 percent of total loans.

     Foreign loans totaled $89 million at year-end 1997, accounting for 0.8 percent of the Corporation's total outstandings. Further details on the Corporation's foreign loans can be found in the Foreign Outstandings section below.

     Real estate loans, including residential mortgages, totaled $2.81 billion at December 31, 1997, or 26 percent of total outstandings. Mortgage loans collateralized by residential property totaled $2.22 billion, or 21 percent of loans. Commercial real estate mortgages and construction loans totaled $588 million at the end of 1997, representing 5 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found on page 35 of this Report.

FOREIGN OUTSTANDINGS

     Foreign outstandings consist of loans, acceptances, interest-bearing deposits with other financial institutions and other interest-bearing investments and monetary assets. At December 31, 1997, substantially all foreign outstandings represented U.S. dollar claims. Foreign outstandings of certain countries are net of: a) written guarantees by domestic or other non-local third parties or b) the value of tangible, liquid collateral deemed realizable by the Corporation. A significant portion of the Corporation's foreign outstandings are placed with major financial institutions and governments and their agencies. The Corporation continually monitors its risk related to foreign outstandings and imposes internal limits on its foreign exposure.

     Information provided in the table on foreign outstandings is presented in accordance with guidelines of the Securities and Exchange Commission and is not intended to be indicative of prudent lending levels.

                                                                          BANKS AND       OTHER, PRIMARILY
                                                                       OTHER FINANCIAL     COMMERCIAL AND
                                                            TOTAL       INSTITUTIONS         INDUSTRIAL
                                                            -----      ---------------    ----------------
                                                                           (IN THOUSANDS)
1997
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     None..............................................    $     --       $     --             $   --
1996
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     Japan.............................................    $210,000       $210,000             $   --
1995
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     Japan.............................................    $254,000       $246,000             $8,000

     At December 31, 1997, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets.

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

     As of December 31, 1997, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $588 million which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $2.3 million were classified as nonperforming assets representing less than 1% of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 1997 or 1996. Management does not currently anticipate the need to increase its allowance for possible credit losses to reflect potential charge-offs in its commercial real estate loan portfolio.

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

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 5 percent, 5 percent, 12 percent, 11 percent and 23 percent of the consolidated allowance for possible loan losses was represented by doubtful portions of loans at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. At December 31, 1997, the Corporation had allocated $6.5 million to loans internally categorized as doubtful, compared to $8.0 million at year-end 1996.

     At December 31, 1997 and 1996, the Corporation designated all of the allocated portion of the allowance only to cover total domestic credit exposure; accordingly, no allocation was deemed necessary for foreign exposure.

     During 1997, the provision for loan losses increased to $58.4 million, compared to $56.5 million in 1996. At year-end 1997, the allowance for possible loan losses was $130.9 million, or 1.20 percent of total loans outstanding, compared to $142.2 million or 1.32 percent of total loans one year ago. The provision for loan losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible loan losses to total loans and the ratio of the allowance for possible loan losses to nonperforming loans are evaluated on a regular basis. At year-end 1997, the ratios of the allowance for possible loan losses to total loans and to nonperforming loans were 1.20 percent and 712 percent, respectively.

     Net charge-offs in 1997 were $69.8 million, or 0.64 percent of average loans outstanding as compared to $48.4 million, or 0.49 percent of average loans outstanding in 1996. Net charge-offs of domestic commercial loans amounted to $11.5 million in 1997, or 0.17 percent of average domestic commercial loans outstanding, an increase from $8.0 million, or 0.12 percent of average domestic commercial loans outstanding in 1996. The charge card portfolio experienced net charge-offs of $53.0 million and $39.3 million in 1997 and 1996, respectively, or 6.58 percent and 4.07 percent, respectively, of average outstandings. Installment loans, including real estate mortgages, had net charge-offs of $5.2 million in 1997, or 0.18 percent of average outstandings, and $1.7 million, or
0.08 percent of average outstandings in 1996. Over the five-year period ending December 31, 1997, combined total net charge-offs were 0.62 percent of average total loans outstanding.

     The Board has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Board. At December 31, 1997 and 1996, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

     The following table sets forth the Corporation's allocation of the allowance for possible loan losses. This allocation is based on management's subjective estimates. The amount allocated to a particular category should not be interpreted as the only amount available for future charge-offs that may occur within that category; it may not be indicative of future charge-off trends and it may change from year to year based on management's assessment of the risk characteristics of the loan portfolio.

Allocation Of The Allowance For Possible Loan Losses

                                          1997                        1996                        1995
                                -------------------------   -------------------------   -------------------------
                                            LOAN CATEGORY               LOAN CATEGORY               LOAN CATEGORY
                                              AS A % OF                   AS A % OF                   AS A % OF
                                ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS
                                ---------   -------------   ---------   -------------   ---------   -------------
                                                             (DOLLARS IN THOUSANDS)
Allocated Portion:
  Commercial..................  $ 38,102         73.7%      $ 45,901         66.1%      $ 59,255         65.5%
  Retail, including charge....     4,681         25.5         40,578         32.6         39,227         32.4
  Foreign.....................        --          0.8             --          1.3             --          2.1
                                --------        -----       --------        -----       --------        -----
Total Allocated Portion.......    42,783        100.0%        86,479        100.0%        98,482        100.0%
                                                =====                       =====                       =====
Unallocated Portion...........    88,093          N/A         55,732          N/A         30,777          N/A
                                --------                    --------                    --------
Total.........................  $130,876                    $142,211                    $129,259
                                ========                    ========                    ========

-------------------------
* In anticipation of HTSB's sale of its credit card portfolio on January 29, 1998, credit card loan balances were reclassified as of December 31, 1997 to assets held for sale. The retail component of the allocated allowance for possible loan losses does not include any allocation for charge card at December 31, 1997. See Note 22 to Financial Statements on page 81 of this Report.

Analysis Of Allowance For Possible Loan Losses

                                                        YEARS ENDED DECEMBER 31
                                    ----------------------------------------------------------------
                                       1997          1996          1995         1994         1993
                                       ----          ----          ----         ----         ----
                                                         (DOLLARS IN THOUSANDS)
Beginning balance.................  $   142,211   $   129,259   $  124,734   $  131,676   $  130,123
                                    -----------   -----------   ----------   ----------   ----------
Charge-offs:
  Commercial, financial and
     agricultural.................       16,545        12,808       20,967       31,900       43,537
  Real estate construction........          719           803        2,644           65           --
  Installment and real estate
     mortgages....................        6,393         2,757        2,442        7,581        3,446
  Charge card.....................       58,898        46,627       35,914       30,360       35,145
                                    -----------   -----------   ----------   ----------   ----------
     Total charge-offs............       82,555        62,995       61,967       69,906       82,128
                                    -----------   -----------   ----------   ----------   ----------
Recoveries:
  Commercial, financial and
     agricultural.................        5,030         4,799       11,063        7,216       10,657
  Real estate construction........          622         1,465        2,867           21           --
  Installment and real estate
     mortgages....................        1,228         1,065        1,093        1,646          783
  Charge card.....................        5,893         7,278        8,474        9,041        9,378
  Foreign.........................           --            --           --           --           28
                                    -----------   -----------   ----------   ----------   ----------
     Total recoveries.............       12,773        14,607       23,497       17,924       20,846
                                    -----------   -----------   ----------   ----------   ----------
     Net charge-offs..............       69,782        48,388       38,470       51,982       61,282
                                    -----------   -----------   ----------   ----------   ----------
Provisions charged (credited) to
  expense:
  Domestic........................       58,447        56,540       46,814       44,922       61,707
  Foreign.........................           --            --       (3,819)         118        1,128
                                    -----------   -----------   ----------   ----------   ----------
     Total provisions.............       58,447        56,540       42,995       45,040       62,835
                                    -----------   -----------   ----------   ----------   ----------
Allowance related to acquired
  loans...........................           --         4,800           --           --           --
                                    -----------   -----------   ----------   ----------   ----------
Ending balance....................  $   130,876   $   142,211   $  129,259   $  124,734   $  131,676
                                    ===========   ===========   ==========   ==========   ==========
Net loans, end of period..........  $10,868,250   $10,744,653   $9,517,797   $8,229,254   $7,703,957
                                    ===========   ===========   ==========   ==========   ==========
Net loans, daily averages.........  $10,961,276   $ 9,947,826   $8,785,571   $7,672,575   $7,044,808
                                    ===========   ===========   ==========   ==========   ==========
Ratios:
  Net charge-offs to average loans
     outstanding..................         0.64%         0.49%        0.44%        0.68%        0.87%
  Allowance for possible loan
     losses to loans outstanding
     (end of period)..............         1.20          1.32         1.36         1.52         1.71
  Allowance for possible loan
     losses to nonperforming loans
     (end of period)..............          712           479          246          144          139
  Allowance for possible loan
     losses to nonperforming
     assets.......................          665           455          235          132          116
  Net charge-offs to allowance for
     possible loan losses
     (beginning of period)........           49            37           31           39           47

                             INTERNATIONAL BANKING

SUMMARY

     International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the Nassau branch office; representative offices in Los Angeles and Tokyo; and HBIC.

     International banking services contributed $28.9 million, or 18 percent, of the Corporation's 1997 consolidated net income, compared to $16 million or 11 percent in 1996. International operating income was $60.8 million in 1997 and represented 4 percent of the Corporation's total operating income. In 1996 and 1995, international operating income represented 3 and 4 percent, respectively, of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign Assets and Liabilities

                                                                          DECEMBER 31
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Loans:
  Governments and official institutions.....................    $    937    $    984    $    984
  Banks and other financial institutions....................      50,960     137,560     160,808
  Other, primarily commercial and industrial................      37,079       2,976      40,900
                                                                --------    --------    --------
     Total loans............................................      88,976     141,520     202,692
                                                                --------    --------    --------
  Allowance for possible loan losses........................          --          --          --
                                                                --------    --------    --------
Deposits in banks located outside the United States:
  Interest-bearing..........................................     598,062     651,508     447,700
  Other.....................................................       1,728       6,331      64,499
                                                                --------    --------    --------
     Total deposits in banks................................     599,790     657,839     512,199
                                                                --------    --------    --------
Acceptances and other identifiable assets...................      27,782      36,298     102,337
                                                                --------    --------    --------
     Total identifiable foreign assets......................    $716,548    $835,657    $817,228
                                                                ========    ========    ========
Deposit liabilities:
  Banks located in foreign countries........................    $ 80,579    $ 76,886    $346,832
  Foreign governments and official institutions ............          22          45      15,000
  Other demand..............................................      97,848      78,514      72,145
  Other time and savings....................................      41,044     271,717     176,466
                                                                --------    --------    --------
     Total deposit liabilities..............................     219,493     427,162     610,443
Short-term borrowings.......................................      82,724      32,676     107,645
Acceptances outstanding.....................................      27,511      36,024      55,898
                                                                --------    --------    --------
     Total identifiable foreign liabilities.................    $329,728    $495,862    $773,986
                                                                ========    ========    ========

GEOGRAPHIC DISTRIBUTION

     As of year-end 1997, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

International Banking by Domicile of Obligor

                                                  INTERNATIONAL LOANS    INTEREST-BEARING
                                                  --------------------   ----------------
                                                  DOMESTIC    FOREIGN      DEPOSITS AT
                                                   OFFICES    OFFICES         BANKS          TOTAL      %
                                                  --------    -------      -----------       -----      -
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
Continental Europe..............................  $ 20,741    $ 1,407        $428,461       $450,609    66
Pacific and Far East............................    11,345         --          61,299         72,644    11
United Kingdom and Ireland......................     3,563     29,839             185         33,587     5
Western Hemisphere (excluding U.S. and
  Canada).......................................       203      3,661          18,648         22,512     3
Canada..........................................    13,315      4,902          89,028        107,245
Middle East and Africa..........................        --         --             441            441    --
                                                  --------    -------        --------       --------   ---
     Total international banking................  $ 49,167    $39,809        $598,062       $687,038   100
                                                  ========    =======        ========       ========   ===
DECEMBER 31, 1996
Continental Europe..............................  $ 26,808    $   642        $342,899       $370,349    47
Pacific and Far East............................    88,233         --         224,622        312,855    39
United Kingdom and Ireland......................     1,181      1,214              --          2,395     1
Western Hemisphere (excluding U.S. and
  Canada).......................................    12,680      1,064          14,469         28,213     3
Canada..........................................     9,698         --          69,518         79,216    10
                                                  --------    -------        --------       --------   ---
     Total international banking................  $138,600    $ 2,920        $651,508       $793,028   100
                                                  ========    =======        ========       ========   ===
DECEMBER 31, 1995
Continental Europe..............................  $ 24,468    $14,289        $152,700       $191,457    29
Pacific and Far East............................   114,082         --         270,000        384,082    59
United Kingdom and Ireland......................       537        702          25,000         26,239     4
Western Hemisphere (excluding U.S. and
  Canada).......................................        27     10,479              --         10,506     2
Canada..........................................    38,108         --              --         38,108     6
                                                  --------    -------        --------       --------   ---
     Total international banking................  $177,222    $25,470        $447,700       $650,392   100
                                                  ========    =======        ========       ========   ===

             FOURTH QUARTER 1997 COMPARED WITH FOURTH QUARTER 1996

     Net income for the fourth quarter of 1997 was $39.7 million, up 5 percent from fourth quarter 1996 earnings of $37.8 million. The earnings increase is attributable primarily to strong business growth across corporate, private and retail banking. ROE for fourth quarter 1997 was 10.17 percent and ROA was 0.79 percent, compared to respective returns of 10.54 percent and 0.83 percent in last year's fourth quarter. Cash earnings were $44.2 million in the fourth quarter of 1997, a 5 percent increase compared to the corresponding quarter in 1996. Cash ROE and Cash ROA were 13.20 percent and 0.89 percent, respectively, compared to Cash ROE and Cash ROA of 14.13 percent and 0.94 percent, respectively, in the same quarter a year ago.

     Fourth quarter 1997 net interest income on a fully taxable equivalent basis was $150.5 million, up $5.7 million or 4 percent from $144.7 million in 1996's fourth quarter. Average earning assets rose 10 percent to $17.42 billion from $15.79 billion in fourth quarter 1996, attributable to an increase of $876 million, or 20 percent in portfolio securities available-for-sale and a 7 percent or $779 million increase in average loans. Commercial, installment and residential mortgage lending were the strongest contributors to this growth. Net interest margin declined to 3.43 percent from 3.65 percent in the same quarter last year. This principally reflects strong earning asset growth and slower core deposit growth. As a result, much of the incremental supporting liabilities are wholesale funds with higher effective rates.

     Noninterest income of $98.0 million rose 11 percent in fourth quarter 1997 from the same quarter last year. In the current quarter trust fees rose $5.2 million and service charge fees increased $1.7 million. Foreign exchange income rose $0.6 million. Securities gains and charge card revenue declined $1.2 million and $0.3 million, respectively. Other income, which includes syndication fees, foreign fees, bank-owned life insurance and gains on mortgage sales, increased $3.5 million from 1996.

     Fourth quarter 1997 noninterest expenses of $173.0 million rose $16.4 million or 10 percent from fourth quarter last year. Employment expense increased $12.6 million, or 15 percent from the prior year. Net occupancy expense increased $0.3 million from a year ago. These expense increases reflect continued growth and development of the Corporation's lines of business such as adding new locations to the community banking network and creation of central processing utilities. Expert services increased $1.5 million from a year ago, primarily as a result of converting the community banking subsidiaries to a single retail banking platform and Year 2000 compliance activities.

     Income taxes decreased by $2.4 million during the current quarter primarily reflecting a reduction in the Corporation's effective tax rate.

     The fourth quarter 1997 provision for loan losses of $13.1 million was down $1.2 million from $14.3 million in the fourth quarter of 1996. Net loan charge-offs during the current quarter were $21.1 million, compared to $15.3 million in the same period last year, primarily reflecting higher writeoffs in the charge card portfolio. On January 29, 1998, HTSB sold its credit card portfolio. See Note 22 to Financial Statements on page 81 of this Report.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPLEMENTARY DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  SUMMARY OF EARNINGS AND NET INTEREST INCOME

                                      1997                                1996                                1995
                        ---------------------------------   ---------------------------------   ---------------------------------
                         4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST
                         QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
                         ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                    (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Interest income.......  $329.5   $319.7   $320.7   $300.5   $298.9   $293.4   $278.0   $266.5   $279.8   $272.1   $260.0   $252.3
Interest expense......   186.2    178.8    174.4    159.2    160.5    154.2    149.3    143.4    155.5    151.1    140.2    134.9
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income...   143.3    140.9    146.3    141.3    138.4    139.2    128.7    123.1    124.3    121.0    119.8    117.4
FTE adjustment........     7.2      6.6      6.8      6.1      6.3      7.6      5.9      5.6      3.4      3.9      5.0      5.4
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net interest income --
 FTE basis............   150.5    147.5    153.1    147.4    144.7    146.8    134.6    128.7    127.7    124.9    124.8    122.8
Provision for loan
 losses...............    13.1     15.0     16.4     13.9     14.3     15.0     13.7     13.5     11.6     11.0     11.8      8.6
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income
 after Provision for
 Loan Losses..........   137.4    132.5    136.7    133.5    130.4    131.8    120.9    115.2    116.1    113.9    113.0    114.2
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Income
 Trust and investment
 management fees......    34.6     34.3     33.2     31.6     29.4     29.1     29.4     29.8     36.9     38.0     36.3     38.7
 Trading account......     3.9      0.8      1.6      0.9      3.7      0.7      2.7      1.0      2.1      0.4      0.7      1.9
 Foreign exchange.....     1.9      1.3      1.2      0.9      1.3      1.7      3.5      3.5      4.1      2.4      3.2      4.6
 Charge card..........    12.7     12.9     12.8     11.6     13.0     13.1     11.1     10.0     11.2     10.9     10.5      9.2
 Service fees and
   charges............    24.7     25.1     23.7     23.4     23.0     23.6     19.3     17.1     17.9     16.2     17.5     17.7
 Securities (losses)
   gains..............     3.3      5.9      2.6      1.3      4.5      0.7      0.1      3.4      2.8      1.7     16.8      2.1
 Other................    16.9     20.1     15.4     18.1     13.3     11.6     14.0     15.7     11.3     10.4      6.4      6.4
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total noninterest
     income...........    98.0    100.4     90.5     87.8     88.2     80.5     80.1     80.5     86.3     80.0     91.4     80.6
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Expenses
 Employment...........    95.1     94.1     92.8     90.1     82.5     84.9     81.2     78.4     79.8     78.9     79.3     80.2
 Net occupancy........    13.5     14.9     13.6     14.5     13.2     12.9     10.9     10.7     11.0     11.7     12.0     11.4
 Equipment............    13.0     12.3     12.3     10.6     11.3     10.3     10.3      9.8     11.4     10.9     10.4      9.8
 Marketing............     6.7      6.0      7.0      6.0      9.0      7.7      7.1      5.7      6.5      6.6      6.7      5.8
 Communication and
   delivery...........     6.7      6.1      6.0      5.4      5.7      4.7      5.2      5.3      5.3      5.1      5.2      4.7
 Deposit insurance....     0.8      0.7      0.8      0.6     (0.2)    18.3       --       --      0.8     (0.3)     3.8      3.8
 Expert services......     8.4      9.1      8.3      5.2      6.9      4.3      3.5      4.7      6.9      5.1      5.5      2.9
 Other................    21.9     18.0     17.6     17.6     21.4     17.3     17.9     15.0     17.7     16.9     17.7     17.3
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                         166.1    161.2    158.4    150.0    149.8    160.4    136.1    129.6    139.4    134.9    140.6    135.9
 Goodwill and other
   valuation
   intangibles........     6.9      7.0      6.9      7.0      6.8      6.9      2.2      2.2      2.3      2.3      2.4      2.4
 Total noninterest
   expenses...........   173.0    168.2    165.3    157.0    156.6    167.3    138.3    131.8    141.7    137.2    143.0    138.3
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
FTE income --pretax...    62.4     64.7     61.9     64.3     62.0     45.0     62.7     63.9     60.7     56.7     61.4     56.5
Applicable income
 taxes................    15.5     18.0     17.7     18.9     17.9     10.9     18.0     19.1     18.5     17.0     18.2     16.4
FTE adjustment........     7.2      6.6      6.8      6.1      6.3      7.6      5.9      5.6      3.4      3.9      5.0      5.4
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Income............    39.7     40.1     37.4     39.3     37.8     26.5     38.8     39.2     38.8     35.8     38.2     34.7
Dividends on preferred
 stock................     4.1      4.2      4.1      4.1      4.1      4.2      3.3      3.4       --       --       --       --
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net income applicable
 to common stock......  $ 35.6   $ 35.9   $ 33.3   $ 35.2   $ 33.7   $ 22.3   $ 35.5   $ 35.8   $ 38.8   $ 35.8   $ 38.2   $ 34.7
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common
 share (based on
 average shares
 outstanding).........  $ 5.33   $ 5.39   $ 4.99   $ 5.28   $ 5.05   $ 3.35   $ 5.33   $ 5.37   $ 5.83   $ 5.36   $ 5.72   $ 5.21
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======
Net Interest Margin
 Yield on earning
   assets.............    7.68%    7.70%    7.84%    7.71%    7.70%    7.77%    7.65%    7.80%    8.02%    8.02%    8.27%    8.18%
 Rate on supporting
   liabilities........    4.25     4.22     4.17     4.01     4.05     3.98     4.03     4.11     4.40     4.37     4.38     4.28
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Net interest
   margin.............    3.43%    3.48%    3.67%    3.70%    3.65%    3.79%    3.62%    3.69%    3.62%    3.65%    3.89%    3.90%
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

            Rows may not add to annual amounts because of rounding.

                              FINANCIAL STATEMENTS

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   1997          1996          1995
                                                                   ----          ----          ----
                                                                        (DOLLARS IN THOUSANDS
                                                                        EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  927,090    $  837,057    $  776,226
Money market assets:
  Deposits at banks.........................................        31,464        30,483        38,617
  Federal funds sold and securities purchased under
    agreement to resell.....................................        12,692        11,918        19,330
Trading account.............................................         3,752         3,959         3,842
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       275,489       232,571       152,508
  State and municipal.......................................        17,564        18,149            --
  Other.....................................................         1,573         2,717         9,671
Securities held-to-maturity:
  U.S. Treasury and federal agency..........................            --            --        36,641
  State and municipal.......................................            --            --        27,072
  Other.....................................................            --            --           353
                                                                ----------    ----------    ----------
  Total interest income.....................................     1,269,624     1,136,854     1,064,260
                                                                ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................       475,657       398,167       358,586
Short-term borrowings.......................................       156,559       160,790       168,993
Senior notes................................................        39,883        22,425        31,125
Long-term notes.............................................        26,499        26,067        23,005
                                                                ----------    ----------    ----------
  Total interest expense....................................       698,598       607,449       581,709
                                                                ----------    ----------    ----------
Net Interest Income.........................................       571,026       529,405       482,551
Provision for loan losses...................................        58,447        56,540        42,995
                                                                ----------    ----------    ----------
Net Interest Income after Provision for Loan Losses.........       512,579       472,865       439,556
                                                                ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees........................       133,714       117,762       149,979
Trading account.............................................         7,269         7,992         5,110
Foreign exchange............................................         5,364         9,992        14,248
Charge card.................................................        50,085        47,244        41,788
Service fees and charges....................................        96,324        82,802        69,333
Securities gains............................................        13,207         8,786        23,379
Other.......................................................        71,785        54,729        34,436
                                                                ----------    ----------    ----------
  Total noninterest income..................................       377,748       329,307       338,273
                                                                ----------    ----------    ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................       314,719       273,849       260,539
Pension, profit sharing and other employee benefits.........        57,423        53,145        57,763
Net occupancy...............................................        56,462        47,690        46,099
Equipment...................................................        48,119        41,715        42,541
Marketing...................................................        25,675        29,342        25,583
Communication and delivery..................................        24,129        20,954        20,251
Deposit insurance...........................................         2,988        18,189         8,124
Expert services.............................................        31,159        19,382        20,353
Other.......................................................        75,164        71,562        69,500
                                                                ----------    ----------    ----------
                                                                   635,838       575,828       550,753
Goodwill and other valuation intangibles....................        27,839        18,168         9,350
                                                                ----------    ----------    ----------
  Total noninterest expenses................................       663,677       593,996       560,103
                                                                ----------    ----------    ----------
Income before income taxes..................................       226,650       208,176       217,726
Applicable income taxes.....................................        70,076        65,812        70,175
                                                                ----------    ----------    ----------
Net Income..................................................       156,574       142,364       147,551
Dividends on preferred stock................................        16,594        15,006            --
                                                                ----------    ----------    ----------
Net income applicable to common stock.......................    $  139,980    $  127,358    $  147,551
                                                                ==========    ==========    ==========
Basic Earnings per Common Share (based on 6,667,490 average
  shares outstanding) Net income applicable to common
  stock.....................................................        $21.00        $19.10        $22.13
                                                                ==========    ==========    ==========

  The accompanying notes to financial statements are an integral part of this statement.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CONDITION

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1997           1996
                                                                   ----           ----
                                                                      (IN THOUSANDS
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................    $ 1,304,374    $ 1,238,028
Money market assets:
  Interest-bearing deposits at banks........................        598,070        658,257
  Federal funds sold and securities purchased under
     agreement to resell....................................         80,782        294,792
Portfolio securities available-for-sale.....................      5,229,390      3,985,183
Trading account assets......................................         53,209        110,355
Loans, net of unearned income of $4,390 in 1997 and $7,624
  in 1996...................................................     10,868,250     10,744,653
Allowance for possible loan losses..........................       (130,876)      (142,211)
  Net loans.................................................     10,737,374     10,602,442
Premises and equipment......................................        314,642        275,091
Customers' liability on acceptances.........................         46,480         78,983
Assets held for sale........................................        725,760             --
Goodwill and other valuation intangibles....................        292,981        310,663
Other assets................................................        750,399        674,946
                                                                -----------    -----------
     Total assets...........................................    $20,133,461    $18,228,740
                                                                ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........    $ 4,192,454    $ 3,642,578
                             -- interest-bearing............      8,489,732      7,668,893
Deposits in foreign offices -- noninterest-bearing..........         18,431         35,116
                           -- interest-bearing..............      1,731,446      1,643,714
                                                                -----------    -----------
     Total deposits.........................................     14,432,063     12,990,301
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      2,451,873      1,983,047
Commercial paper outstanding................................        351,427        334,653
Short-term borrowings.......................................        503,320        347,690
Senior notes................................................        100,000        350,000
Acceptances outstanding.....................................         46,480         78,983
Accrued interest, taxes and other expenses..................        154,373        159,250
Other liabilities...........................................         82,132         90,543
Long-term notes.............................................        379,278        379,107
                                                                -----------    -----------
     Total liabilities......................................     18,500,946     16,713,574
                                                                -----------    -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        180,000        180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340
Surplus.....................................................        486,545        484,319
Retained earnings...........................................        856,152        760,626
Unrealized holding gains (losses), net of deferred taxes of
  $7,563 in 1997 and ($5,364) in 1996.......................         11,478         (8,119)
                                                                -----------    -----------
     Total stockholder's equity.............................      1,632,515      1,515,166
                                                                -----------    -----------
     Total liabilities and stockholder's equity.............    $20,133,461    $18,228,740
                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of this statement.

          HARRIS BANKCORP, INC. (CONSOLIDATED AND PARENT COMPANY ONLY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                    SERIES A    SERIES B                                      UNREALIZED         TOTAL
                                    PREFERRED   PREFERRED   COMMON               RETAINED    HOLDING GAINS   STOCKHOLDER'S
                                      STOCK       STOCK      STOCK    SURPLUS    EARNINGS      (LOSSES)         EQUITY
                                    ---------   ---------   ------    -------    --------    -------------   -------------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1994......  $     --     $    --    $53,340   $203,897   $ 796,617     $(32,700)      $1,021,154
  Issuance of Series A preferred
    stock.........................   180,000          --         --         --          --           --          180,000
  Net income......................        --          --         --         --     147,551           --          147,551
  Cash dividends ($39.40 per
    common share).................        --          --         --         --    (262,700)          --         (262,700)
  Change in unrealized holding
    gains (losses) on
    available-for-sale securities,
    net of tax effect of
    $39,322.......................        --          --         --         --          --       59,771           59,771
                                    --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1995......   180,000          --     53,340    203,897     681,468       27,071        1,145,776
  Issuance of Series B preferred
    stock.........................        --      45,000         --         --          --           --           45,000
  Contribution to capital
    surplus.......................        --          --         --    280,422          --           --          280,422
  Net income......................        --          --         --         --     142,364           --          142,364
  Cash dividends -- Series A
    preferred stock ($73,305.56
    per share)....................        --          --         --         --     (13,195)          --          (13,195)
  Cash dividends -- Series B
    preferred stock ($40,250.00
    per share)....................        --          --         --         --      (1,811)          --           (1,811)
  Cash dividends -- common stock
    ($7.23 per share).............        --          --         --         --     (48,200)          --          (48,200)
  Change in unrealized holding
    gains (losses) on
    available-for-sale securities,
    net of tax effect of
    ($23,168).....................        --          --         --         --          --      (35,190)         (35,190)
                                    --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1996......   180,000      45,000     53,340    484,319     760,626       (8,119)       1,515,166
  Contribution to capital
    surplus.......................        --          --         --      2,226          --           --            2,226
  Net income......................        --          --         --         --     156,574           --          156,574
  Noncash dividend................        --          --         --         --      (2,454)          --           (2,454)
  Cash dividends -- Series A
    preferred stock ($72,500.00
    per share)....................        --          --         --         --     (13,050)          --          (13,050)
  Cash dividends -- Series B
    preferred stock ($78,750.00
    per share)....................        --          --         --         --      (3,544)          --           (3,544)
  Cash dividends -- common stock
    ($6.30 per share).............        --          --         --         --     (42,000)          --          (42,000)
  Change in unrealized holding
    gains (losses) on available-
    for-sale securities, net of
    tax effect of $12,927.........        --          --         --         --          --       19,597           19,597
                                    --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1997......  $180,000     $45,000    $53,340   $486,545   $ 856,152     $ 11,478       $1,632,515
                                    ========     =======    =======   ========   =========     ========       ==========

  The accompanying notes to financial statements are an integral part of this statement.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $   156,574   $   142,364   $   147,551
Adjustments to reconcile net income to net cash (used)
  provided by
  operating activities:
  Provision for loan losses.................................       58,447        56,540        42,995
  Depreciation and amortization, including intangibles......       67,849        57,031        48,492
  Deferred tax expense (benefit)............................        2,343        (3,755)       (1,380)
  Gain on sales of portfolio securities.....................      (13,207)       (8,786)      (23,379)
  Trading account net cash sales (purchases)................       57,146       (11,717)      (62,571)
  Increase in interest receivable...........................      (32,385)      (13,639)         (243)
  (Decrease) increase in interest payable...................       (5,709)         (188)        8,270
  Increase in loans held for sale...........................      (12,202)      (63,836)      (21,314)
  Other, net................................................      (35,555)          877        43,912
                                                              -----------   -----------   -----------
      Net cash provided by operating activities.............      243,301       154,891       182,333
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................       60,187      (200,555)      299,525
  Net decrease (increase) in Federal funds sold and
    securities purchased under agreement to resell..........      214,010      (115,100)      224,534
  Proceeds from maturities of securities held-to-maturity...           --            --       713,897
  Purchases of securities held-to-maturity..................           --            --      (445,371)
  Proceeds from sales of securities available-for-sale......    1,314,938     1,462,522     2,025,099
  Proceeds from maturities of securities
    available-for-sale......................................   11,667,783     6,634,038     5,219,361
  Purchases of securities available-for-sale................  (14,181,204)   (8,741,345)   (7,091,515)
  Net increase in loans and assets held for sale............     (906,937)     (870,493)   (1,305,639)
  Net cash received upon assumption of certain assets and
    liabilities of Household Bank f.s.b.....................           --     2,244,009            --
  Proceeds from sales of premises and equipment.............       28,735        20,532        28,270
  Purchases of premises and equipment.......................     (108,296)      (82,794)      (72,501)
  Other, net................................................      (40,569)       (8,833)      152,672
                                                              -----------   -----------   -----------
      Net cash (used) provided by investing activities......   (1,951,353)      341,981      (251,668)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................    1,441,762      (129,685)      309,050
  Net increase (decrease) in Federal funds purchased and
    securities sold under agreement to repurchase...........      468,826        86,230      (735,350)
  Net increase (decrease) in commercial paper outstanding...       16,774        42,631       (14,715)
  Net increase (decrease) in other short-term borrowings....      155,630      (495,359)      172,687
  Proceeds from issuance of senior notes....................    6,710,000     1,239,436     2,978,345
  Repayment of senior notes.................................   (6,960,000)   (1,367,436)   (2,500,345)
  Proceeds from issuance of long-term notes.................           --        15,000        65,000
  Proceeds from issuance of preferred stock.................           --        45,000       180,000
  Proceeds from contribution to capital surplus.............           --       280,000            --
  Cash dividends paid on preferred stock....................      (16,594)      (15,006)           --
  Cash dividends paid on common stock.......................      (42,000)      (48,200)     (262,700)
  Other, net................................................           --      (433,873)           --
                                                              -----------   -----------   -----------
      Net cash provided (used) by financing activities......    1,774,398      (781,262)      191,972
                                                              -----------   -----------   -----------
  Net increase (decrease) in cash and demand balances due
    from banks..............................................       66,346      (284,390)      122,637
  Cash and demand balances due from banks at January 1......    1,238,028     1,522,418     1,399,781
                                                              -----------   -----------   -----------
  Cash and demand balances due from banks at December 31....  $ 1,304,374   $ 1,238,028   $ 1,522,418
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $   704,307   $   596,939   $   573,439
    Income taxes............................................  $    75,224   $    71,626   $    74,269

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

     The Corporation provides banking, trust and other services domestically and internationally through 14 bank and 18 active nonbank subsidiaries. HTSB and the Corporation's other banking and nonbank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

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

Derivative financial instruments

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

     On December 29, 1995, the Corporation transferred all held-to-maturity securities to available-for-sale. See Note 2 on page 51 for further information.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of portfolio securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

Loans, loan fees and commitment fees

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1997 and 1996, the Corporation's Consolidated Statement of Condition included approximately $17.8 million and $18.7 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     During the first quarter of 1996, the Corporation adopted SFAS No. 122, Accounting for Mortgage Servicing Rights. The Statement was amended by SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which the Corporation adopted during the first quarter of 1997. SFAS No. 122 applies to the servicing of various financial assets and requires the recognition of servicing rights as separate assets when servicing rights are purchased or when servicing rights are retained in a sale or securitization of the assets being serviced. The Corporation engages in the servicing of mortgage loans and acquires mortgage servicing rights by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. As required by the Statement, the rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are current market interest rates, loan type and repricing interval. Mortgage servicing rights of $3.2 million and $2.6 million were capitalized in 1997 and 1996, respectively. Amortization expense associated with these mortgage servicing rights was $0.5 million and $0.1 million in 1997 and 1996, respectively. The net remaining capitalized servicing rights of $5.2 million and $2.5 million at December 31, 1997 and 1996, respectively, had a corresponding valuation allowance of $1.2 million and $0.5 million at December 31, 1997 and 1996, respectively. Accordingly, the valuation allowance was increased by $0.7 million in 1997; there were no reductions or direct writedowns in 1997; and the ending valuation allowance of $0.5 million at December 31, 1996 was the result of $0.6 million of valuation allowances offset by $0.1 million of reductions. There were no direct writedowns in 1996. The net capitalized assets of $4.0 million and $2.0 million at December 31, 1997 and 1996, respectively, are reflective of the fair value of those rights.

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

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily charge card, residential real estate and consumer installment loans, are excluded from this definition of impairment. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

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

Assets held for sale

     In anticipation of HTSB's sale of its credit card portfolio on January 29, 1998, credit card loan balances were reclassified as of December 31, 1997 to assets held for sale. See Note 22 to Financial Statements on page 81 of this Report. These assets are carried at the lower of original cost or current market value, on a portfolio basis.

Other assets

     The Corporation records specifically identifiable and unidentifiable (goodwill) intangibles in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Original lives range from 3 to 15 years. Goodwill is amortized on the straight-line basis. Identifiable intangibles are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Goodwill and other valuation intangibles are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. When assessing recoverability, goodwill and other valuation intangibles are included as part of the group of assets which were acquired in the transaction that gave rise to the intangibles.

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

Cash flows

     As of December 31, 1997, credit card loan balances were transferred to assets held for sale in anticipation of the sale in January 1998. See Note 22 on page 81 of this Report for further information. This transfer was a noncash transaction and was excluded from the Consolidated Statement of Cash Flows. In July 1997, 80 percent ownership of Harris Trust/Bank of Montreal (formerly Harris Trust Company of Florida) was transferred through a noncash dividend to Bankmont. This noncash transaction was excluded from the Corporation's Consolidated Statement of Cash Flows. On December 29, 1995, the Corporation transferred all held-to-maturity securities to available-for-sale. See Note 2 on page 51 for further information. The noncash portion of this transaction was excluded from the Corporation's Consolidated Statement of Cash Flows.

Income taxes

     Bankmont, the Corporation and their wholly-owned subsidiaries file a consolidated Federal income tax return. Accordingly, no Federal income tax is applicable to dividends received by Bankmont from Bankcorp, or to dividends received by Bankcorp from its subsidiaries. Income tax return liabilities for the Corporation are not materially different than they would have been if computed on a separate return basis.

Management's estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for possible loan losses, income taxes, pension cost, postemployment benefits, valuation of intangible assets, fair values and temporary vs. other-than-temporary impairment.

2. PORTFOLIO SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                       DECEMBER 31, 1997                                   DECEMBER 31, 1996
                       -------------------------------------------------   -------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                          COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                       ---------    ----------   ----------     -----      ---------    ----------   ----------     -----
                                                                  (IN THOUSANDS)
U.S. Treasury........  $1,624,891    $ 4,192       $  201     $1,628,882   $1,295,286    $ 2,749      $15,817     $1,282,218
Federal agency.......   3,249,562      6,492        2,235      3,253,819    2,369,251      2,858       14,383      2,357,726
State and
  municipal..........     301,769     10,992          197        312,564      301,650     11,725          532        312,843
Other................      34,127         14           16         34,125       32,479          5           88         32,396
                       ----------    -------       ------     ----------   ----------    -------      -------     ----------
Total securities.....  $5,210,349    $21,690       $2,649     $5,229,390   $3,998,666    $17,337      $30,820     $3,985,183
                       ==========    =======       ======     ==========   ==========    =======      =======     ==========

     At December 31, 1997 and 1996, portfolio and trading account securities having a par value of $3.7 billion and $2.4 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $1.87 billion and $1.4 billion were sold under agreement to repurchase at December 31, 1997 and 1996, respectively.

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

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   DECEMBER 31, 1997
                                                                ------------------------
                                                                AMORTIZED        FAIR
                                                                   COST         VALUE
                                                                ---------       -----
                                                                     (IN THOUSANDS)
Maturities:
  Within 1 year.............................................    $2,068,871    $2,083,951
  1 to 5 years..............................................     1,622,319     1,615,997
  5 to 10 years.............................................       838,843       844,750
  Over 10 years.............................................       649,483       653,859
Other securities without stated maturity....................        30,833        30,833
                                                                ----------    ----------
Total securities............................................    $5,210,349    $5,229,390
                                                                ==========    ==========

     In 1997, 1996 and 1995, proceeds from the sale of securities available-for-sale amounted to $1.31 billion, $1.46 billion and $2.03 billion, respectively. Gross gains of $13.5 million and gross losses of $0.3 million were realized on these sales in 1997, while gross gains of $9.3 million and gross losses of $0.5 million were realized on these sales in 1996, and gross gains of $26.3 million and gross losses of $2.9 million were realized in 1995. Net unrealized holding gain or loss on trading securities included in earnings during 1997 changed by $0.8 million from an unrealized gain of $1.0 million at December 31, 1996 to an unrealized gain of $1.8 million at December 31, 1997.

3. LOANS

     The following table summarizes loan balances by category:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1997          1996
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $ 7,422,883   $ 6,484,249
  Real estate construction..................................      163,886       186,912
  Real estate mortgages.....................................    2,642,536     2,383,659
  Installment...............................................      531,331       484,104
  Charge card*..............................................           --     1,041,886
  Direct lease financing....................................       23,028        29,947
Foreign loans:
  Governments and official institutions.....................          937           984
  Banks and other financial institutions....................       50,960       137,560
  Other, primarily commercial and industrial................       37,079         2,976
                                                              -----------   -----------
     Total loans............................................   10,872,640    10,752,277
Less unearned income........................................        4,390         7,624
                                                              -----------   -----------
     Loans, net of unearned income..........................   10,868,250    10,744,653
Less allowance for possible loan losses.....................      130,876       142,211
                                                              -----------   -----------
     Loans, net of allowance for possible loan losses.......  $10,737,374   $10,602,442
                                                              ===========   ===========

-------------------------
* In anticipation of HTSB's sale of its credit card portfolio on January 29, 1998 credit card loan balances were reclassified as of December 31, 1997 to assets held for sale. See Note 22 to Financial Statements on page 81 of this Report.

                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Nonaccrual loans............................................  $17,790   $28,153   $50,503
Restructured loans..........................................      598     1,512     2,059
                                                              -------   -------   -------
Total nonperforming loans...................................   18,388    29,665    52,562
Other assets received in satisfaction of debt...............    1,300     1,562     2,470
                                                              -------   -------   -------
  Total nonperforming assets................................  $19,688   $31,227   $55,032
                                                              =======   =======   =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $ 1,061   $ 3,134   $ 4,500
Interest income actually recognized.........................       51        76     1,572
                                                              -------   -------   -------
  Interest shortfall, before consideration of any income tax
     effect.................................................  $ 1,010   $ 3,058   $ 2,928
                                                              =======   =======   =======

     At December 31, 1997 and 1996, the Corporation had no aggregate public and private sector outstanding to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. Additional information on foreign outstandings is provided in the Foreign Outstandings section on page 34 of this Report.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Balance, beginning of year..................................    $142,211    $129,259    $124,734
                                                                --------    --------    --------
Charge-offs.................................................     (82,555)    (62,995)    (61,967)
Recoveries..................................................      12,773      14,607      23,497
                                                                --------    --------    --------
  Net charge-offs...........................................     (69,782)    (48,388)    (38,470)
Provisions charged to operations............................      58,447      56,540      42,995
Allowance related to acquired loans.........................          --       4,800          --
                                                                --------    --------    --------
Balance, end of year........................................    $130,876    $142,211    $129,259
                                                                ========    ========    ========

     Details on impaired loans and related allowance are as follows:

                                                      IMPAIRED LOANS          IMPAIRED LOANS        TOTAL
                                                    FOR WHICH THERE IS      FOR WHICH THERE IS     IMPAIRED
                                                    A RELATED ALLOWANCE    NO RELATED ALLOWANCE     LOANS
                                                    -------------------    --------------------    --------
                                                                        (IN THOUSANDS)
December 31,1997
Balance.........................................          $2,360                 $15,430           $17,790
Related allowance...............................           1,850                      --             1,850
                                                          ------                 -------           -------
Balance, net of allowance.......................          $  510                 $15,430           $15,940
                                                          ======                 =======           =======
December 31,1996
Balance.........................................          $4,827                 $23,326           $28,153
Related allowance...............................           3,244                      --             3,244
                                                          ------                 -------           -------
Balance, net of allowance.......................          $1,583                 $23,326           $24,909
                                                          ======                 =======           =======

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Average impaired loans......................................    $27,945    $41,624    $67,874
                                                                =======    =======    =======
Total interest income on impaired loans.....................    $   115    $   160    $ 1,572
                                                                =======    =======    =======
Interest income on impaired loans recorded on a cash
  basis.....................................................    $   115    $   160    $ 1,572
                                                                =======    =======    =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Land........................................................    $ 39,619    $ 39,153
Premises....................................................     322,850     302,119
Equipment...................................................     322,812     284,934
Leasehold improvements......................................      32,785      29,859
                                                                --------    --------
     Total..................................................     718,066     656,065
Accumulated depreciation and amortization...................     403,424     380,974
                                                                --------    --------
     Premises and equipment.................................    $314,642    $275,091
                                                                ========    ========

     The provision for depreciation and amortization was $40,010,000 in 1997, $38,147,000 in 1996, and $39,142,000 in 1995.

     In 1990 and 1991, HTSB purchased a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site were deferred, pending strategic clarification as to the appropriate size and functional characteristics of this facility.

     During the second quarter of 1992, management determined that a writedown was necessary because of the uncertainty of proceeding with this project in the near future. Therefore, all capitalized expenditures associated with this project, totaling $8.8 million were written off. In addition, the land was written down by $3.0 million, leaving the Corporation's December 31, 1997 and 1996 Consolidated Statement of Condition reflecting a value of $8.5 million for this property.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Corporation enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statement of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 1997 and December 31, 1996. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Corporation's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Corporation's interest in these securities.

     The Corporation also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statement of Condition. Securities sold under agreement to repurchase totaled $1.87 billion and $1.42 billion at December 31, 1997 and 1996, respectively.

Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts.

                                                                   1997          1996
                                                                   ----          ----
                                                                 (DOLLARS IN THOUSANDS)
Securities purchased under agreement to resell
  Amount outstanding at end of year.........................    $       --    $       --
  Highest amount outstanding as of any month-end during the
     year...................................................    $  856,000    $   54,380
  Daily average amount outstanding during the year..........    $   17,651    $   19,880
Securities sold under agreement to repurchase
  Amount outstanding at end of year.........................    $1,865,739    $1,416,988
  Highest amount outstanding as of any month-end during the
     year...................................................    $2,718,101    $2,896,879
  Daily average amount outstanding during the year..........    $1,855,231    $1,701,506

7. SHORT, MEDIUM AND LONG-TERM NOTES AND UNUSED LINES OF CREDIT

     The following table summarizes the Corporation's long-term notes:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1997       1996
                                                                ----       ----
                                                                (IN THOUSANDS)
Fixed rate 9 3/8% subordinated notes due June 1, 2001
  ($100,000 par value)......................................  $ 99,278   $ 99,107
Floating rate subordinated note to Bankmont due December 1,
  2004......................................................   100,000    100,000
Floating rate subordinated note to Bankmont due March 31,
  2005......................................................    50,000     50,000
Floating rate subordinated note to Bankmont due December 1,
  2006......................................................    50,000     50,000
Fixed rate 6 1/2% subordinated note to Bankmont due December
  27, 2007..................................................    65,000     65,000
Fixed rate 7 5/8% subordinated note to Bankmont due June 27,
  2008......................................................    15,000     15,000
                                                              --------   --------
     Total..................................................  $379,278   $379,107
                                                              ========   ========

     All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1997, 180 day LIBOR was 5.84 percent.

     In connection with the issuance of commercial paper and for other corporate purposes, Bankcorp has a revolving credit agreement with a group of five nonaffiliated banks and BMO. This revolving credit agreement has a credit limit of $150 million and a maturity date of December 18, 1999. There were no borrowings under this credit agreement during 1997 or 1996.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 1997, $100 million of short-term notes were outstanding with original maturities of 14 days (remaining maturities of 4 days) and stated interest rates of 5.90 percent. As of December 31, 1996, $350 million of short-term notes were outstanding with original maturities of 365 days and stated interest rates ranging from 5.50 to 6.04 percent.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Generally accepted accounting principles require the disclosure of estimated fair values for both on- and off-balance-sheet financial instruments. The CorporationIs fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long term borrowings, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in an actual transaction. The fair value estimation methodologies employed by the Corporation were as follows:

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

     The fair values of accrued interest receivable and payable approximate carrying values due to the short-term nature of these assets and liabilities.

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

     The fair value of credit facilities are presented as an obligation in order to represent the approximate cost the Corporation would incur to induce third parties to assume these commitments.

     The estimated fair values of the Corporation's financial instruments at December 31, 1997 and 1996 are presented in the following table. See Note 9 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                    DECEMBER 31,
                                              --------------------------------------------------------
                                                         1997                          1996
                                              --------------------------    --------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                               --------         -----        --------         -----
                                                                   (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks...    $ 1,304,374    $ 1,304,374    $ 1,238,028    $ 1,238,028
Money market assets:
  Interest-bearing deposits at banks......        598,070        598,070        658,257        658,257
  Federal funds sold and securities
     purchased under agreement to
     resell...............................         80,782         80,782        294,792        294,792
Portfolio securities available for sale...      5,229,390      5,229,390      3,985,183      3,985,183
Trading account assets....................         53,209         53,209        110,355        110,355
Loans, net of unearned income and
  allowance for possible loan losses*.....     10,737,374     10,725,544     10,602,442     10,575,977
Customers' liability on acceptances.......         46,480         46,480         78,983         78,983
Accrued interest receivable...............        165,396        165,396        133,011        133,011
Assets held for sale*.....................        725,760        745,760             --             --
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          assets..........................    $18,940,835    $18,949,005    $17,101,051    $17,074,586
                                              ===========    ===========    ===========    ===========
LIABILITIES
Deposits:
  Demand deposits.........................    $ 8,659,384    $ 8,659,384    $ 7,796,980    $ 7,796,980
  Time deposits...........................      5,772,679      5,775,870      5,193,321      5,193,321
Federal funds purchased and securities
  sold under agreement to repurchase......      2,451,873      2,451,873      1,983,047      1,983,047
Commercial paper outstanding..............        351,427        351,427        334,653        334,653
Other short-term borrowings...............        503,320        503,320        347,690        347,690
Acceptances outstanding...................         46,480         46,480         78,983         78,983
Accrued interest payable..................         38,091         38,091         43,800         43,800
Senior notes..............................        100,000        100,000        350,000        350,000
Long-term notes...........................        379,278        390,185        379,107        387,655
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          liabilities.....................    $18,302,532    $18,316,630    $16,507,581    $16,516,129
                                              ===========    ===========    ===========    ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities.........................    $   (17,756)   $   (17,756)   $   (18,652)   $   (18,652)
Interest rate contracts:
  Dealer and trading contracts............            525            525            803            803
  Risk management contracts...............         13,076         10,300         12,697          9,714
                                              -----------    -----------    -----------    -----------
       Total off-balance-sheet financial
          instruments.....................    $    (4,155)   $    (6,931)   $    (5,152)   $    (8,135)
                                              ===========    ===========    ===========    ===========

-------------------------
* In anticipation of HTSB's sale of its credit card portfolio on January 29, 1998, credit card loan balances were reclassified as of December 31, 1997 to assets held for sale. See Note 22 to Financial Statements on page 81 of this Report.

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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $10.48 billion and $9.52 billion at December 31, 1997 and 1996, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1997, totaled $297 million and at December 31, 1996, totaled $351 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.73 billion at December 31, 1997 and $1.70 billion at December 31, 1996. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $437 million at December 31, 1997 and $435 million at December 31, 1996.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $86 million at December 31, 1997 and $122 million at December 31, 1996.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $17.8 million at December 31, 1997 and $18.7 million at December 31, 1996.

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

                                                                         DECEMBER 31
                                                         --------------------------------------------
                                                              CONTRACTUAL OR             MAXIMUM
                                                             NOTIONAL AMOUNT         REPLACEMENT COST
                                                         ------------------------    ----------------
                                                            1997          1996        1997      1996
                                                            ----          ----        ----      ----
                                                                        (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards...............................    $  210,266    $  146,861    $   81    $   --
  Forward rate agreements............................       272,120       155,000       438        98
  Options written....................................            --            --        --        --
  Options purchased..................................            --         1,000        --         2
  Guarantees written.................................       594,760       855,967       118        --
  Guarantees purchased...............................       594,760       856,117     1,368     1,802
  Swaps..............................................     1,817,508     1,631,091     8,432     9,198

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1997 and 1996:

                                                               1997                              1996
                                                  ------------------------------    ------------------------------
                                                  END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                     ASSETS           ASSETS           ASSETS           ASSETS
                                                  (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                  -------------    -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.........................       $    81         $     --          $    --         $     --
     Unrealized losses........................           (24)              --               --               --
  Forward rate agreements
     Unrealized gains.........................           438               19               98               38
     Unrealized losses........................          (438)             (26)             (27)             (21)
  Options
     Purchased................................            --               --                2               --
     Written..................................            --               --               --               --
  Guarantees
     Purchased................................         1,250            1,802            1,802           11,588
     Written..................................        (1,249)          (1,778)          (1,749)         (11,580)
  Swaps
     Unrealized gains.........................         8,432           13,827            9,198            6,187
     Unrealized losses........................        (7,965)         (12,388)          (8,521)          (4,428)
                                                     -------         --------          -------         --------
       Total Interest Rate Contracts..........       $   525         $  1,513          $   803         $  1,784
                                                     =======         ========          =======         ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................     $ (649)    $   926     $(1,462)
  Forward rate agreements...................................         --          --        (285)
  Options...................................................         54         (66)       (545)
  Guarantees................................................         (6)     (1,215)        988
  Swaps.....................................................         42          69         603
Debt Instruments............................................      7,828       8,278       5,811
                                                                 ------     -------     -------
  Total Trading Revenue.....................................     $7,269     $ 7,992     $ 5,110
                                                                 ======     =======     =======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                                  DECEMBER 31, 1997
                                          ------------------------------------------------------------------
                                           WITHIN        1 TO 3        3 TO 5       5 TO 10
                                           1 YEAR        YEARS         YEARS         YEARS          TOTAL
                                           ------        ------        ------       -------         -----
                                                                    (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount.....................    $119,000      $436,526      $170,950      $282,278      $1,008,754
  Average pay rate....................        5.76%         5.98%         6.45%         6.52%           6.19%
  Average receive rate................        4.62%         2.61%         5.77%         5.27%           4.13%
Receive Fixed Swaps:
  Notional amount.....................    $119,000      $436,526      $170,950      $ 82,278      $  808,754
  Average pay rate....................        4.62%         2.61%         5.77%         4.02%           3.72%
  Average receive rate................        5.89%         6.02%         6.46%         6.62%           6.15%
Basis swaps:
  Notional amount.....................          --            --            --            --              --
  Average pay rate....................          --            --            --            --              --
  Average receive rate................          --            --            --            --              --
     Total notional amount............    $238,000      $873,052      $341,900      $364,556      $1,817,508

Risk management activity

     In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. During 1997 and 1996, interest rate swaps were primarily used to alter the character of funds supporting certain fixed rate loans, the senior note program and the municipal bond portfolio. The Corporation had $483 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1997 with a fair value of $10.3 million and a replacement cost of $13.0 million. At December 31, 1996, the Corporation had $584 million notional amount of swap contracts outstanding with a fair value of $9.7 million and a replacement cost of $13.2 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $0.2 million and $2.9 million, respectively, at December 31, 1997 and $0.8 and $3.8 million, respectively, at December 31, 1996. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 1997 or 1996. There were no deferred gains or losses on terminated contracts at December 31, 1997 or 1996.

     The following table summarizes swap activity for risk management purposes:

                                                                 NOTIONAL
                                                                  AMOUNT
                                                                 --------
                                                              (IN THOUSANDS)
Amount, December 31,........................................    $ 281,033
Additions...................................................      680,707
Maturities..................................................     (377,659)
Terminations................................................           --
                                                                ---------
Amount, December 31, 1996...................................      584,081
Additions...................................................      802,440
Maturities..................................................     (903,489)
Terminations................................................           --
                                                                ---------
Amount, December 31, 1997...................................    $ 483,032
                                                                =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management:

                                                             DECEMBER 31, 1997
                                            ----------------------------------------------------
                                             WITHIN     1 TO 3     3 TO 5    5 TO 10
                                             1 YEAR     YEARS      YEARS      YEARS      TOTAL
                                             ------     ------     ------    -------     -----
                                                               (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount.........................        --   $ 18,698   $ 72,062   $ 42,272   $133,032
  Average pay rate........................        --       6.49%      6.30%      6.92%      6.52%
  Average receive rate....................        --       5.82%      5.80%      5.79%      5.80%
Basis swaps:
  Notional amount.........................  $350,000         --         --         --   $350,000
  Average pay rate........................      5.96%        --         --         --       5.96%
  Average receive rate....................      5.77%        --         --         --       5.77%
     Total notional amount................  $350,000   $ 18,698   $ 72,062   $ 42,272   $483,032

Foreign exchange contracts

     Dealer activity

     The Corporation is a dealer in foreign exchange. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. FX. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. This agreement did not have a material impact on the Corporation's 1997 or 1996 net income or financial position at December 31, 1997 or 1996.

     At December 31, 1997, approximately three-fourths of the Corporation's gross notional positions in foreign currency contracts are represented by eight currencies: English pounds, German deutsche marks, Canadian dollars, Japanese yen, Swiss francs, Belgian francs, Italian lira and French francs.

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

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                                  DECEMBER 31
                                                 ---------------------------------------------
                                                      CONTRACTUAL OR              MAXIMUM
                                                     NOTIONAL AMOUNT         REPLACEMENT COST
                                                 ------------------------    -----------------
                                                    1997          1996        1997       1996
                                                    ----          ----        ----       ----
                                                                (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards...................  $1,820,769    $1,896,730    $13,772    $9,345
  Options written..............................      88,440        56,408         --        --
  Options purchased............................      88,440        56,408      3,772     1,324

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1997 and 1996:

                                                            1997                            1996
                                                -----------------------------   -----------------------------
                                                END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                   ASSETS          ASSETS          ASSETS          ASSETS
                                                (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                -------------   -------------   -------------   -------------
                                                                       (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains............................    $ 37,394        $ 34,076        $ 60,666        $  43,477
  Unrealized losses...........................     (37,394)        (34,076)        (60,666)         (43,477)
Options
  Purchased...................................       3,772           2,783           1,324            1,388
  Written.....................................      (3,772)         (2,783)         (1,324)          (1,398)
                                                  --------        --------        --------        ---------
Total Foreign Exchange........................    $     --        $     --        $     --        $     (10)
                                                  ========        ========        ========        =========

     At December 31, 1997, spot, futures and forward contracts with BMO represent $17,283 and ($15,826) of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $2,947 and ($0) of options purchased and options written, respectively.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1997, 1996 and 1995 are summarized below. 1997 and 1996 net foreign exchange gains include $5.4 million and $10.0 million, respectively, of net profit under the aforementioned agreement with BMO.

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                --------    --------    --------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Spot, futures and forwards..................................     $5,364     $ 9,992     $14,290
Options.....................................................         --          --         (42)
                                                                 ------     -------     -------
  Total Foreign Exchange....................................     $5,364     $ 9,992     $14,248
                                                                 ======     =======     =======

Securities activities

     The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $29.6 million at December 31, 1997 and $41.9 million at December 31, 1996.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 1997 or 1996.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Corporation had two concentrations of credit risk arising from financial instruments at December 31, 1997 and 1996. These concentrations were the Midwest geographic area and individuals. Each concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

     A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $15.6 billion or 50 percent of the Corporation's total credit exposure at December 31, 1997 and $13.7 billion or 49 percent of the Corporation's total credit exposure at December 31, 1996.

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

     The Corporation's maximum risk of accounting loss, should all individual customers fail to perform according to contract terms and all available collateral prove to be worthless, was approximately $5.0 billion or

16 percent of the Corporation's total credit exposure at December 31, 1997 and $5.8 billion or 21 percent of the Corporation's total credit exposure at December 31, 1996.

11. EMPLOYEE BENEFIT PLANS

     The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1997. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1997. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities. In 1995, the Corporation prospectively expanded the definition of qualifying compensation and reduced the rate used to compute retirement benefits. The estimated net cost savings generated by these changes was $2.28 million in 1995.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1997 and 1995, cumulative contributions were greater than the amount recorded as pension expense for financial reporting purposes. For 1996, cumulative contributions were less than the amount recorded as pension expense for financial reporting purposes.

     The Corporation uses mortality assumption rates from the 1983 Group Annuity Mortality Table in accordance with the Retirement Protection Act of 1994. The assumption regarding future annual increases in the wage base is 5%.

                                                                  YEARS ENDED DECEMBER 31
                                                             ---------------------------------
                                                              1997**      1996**      1995**
                                                              ------      ------      ------
                                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $150,786 in 1997, $144,032 in 1996 and $145,430 in
     1995..................................................  $ 171,911   $ 160,736   $ 162,325
                                                             =========   =========   =========
Projected benefit obligation for service rendered to
  date.....................................................  $(229,474)  $(209,871)  $(212,772)
Plan assets at fair value*.................................    266,589     217,175     206,539
                                                             ---------   ---------   ---------
Excess of plan assets over projected benefit obligation....     37,115       7,304      (6,233)
Unrecognized net (gain) loss from past experience different
  from that assumed and effects of changes in
  assumptions..............................................    (29,079)        812      17,401
Prior service cost not yet recognized in net periodic
  pension cost.............................................     (7,127)     (7,962)     (8,797)
Unrecognized net asset at December 31 being recognized over
  16.3 years from January 1, 1986..........................     (1,513)     (1,868)     (2,222)
Contributions made between measurement date (September 30)
  and end of year..........................................      9,269       7,111       7,827
                                                             ---------   ---------   ---------
     Prepaid pension cost..................................  $   8,665   $   5,397   $   7,976
                                                             =========   =========   =========
Assumptions used:
  Discount rate............................................       7.25%       7.50%       7.25%
  Rate of increase in compensation.........................       5.70%       5.70%       5.70%
  Expected long-term asset return..........................       9.00%       8.00%       8.00%

-------------------------
 * Plan assets consist primarily of participating units in collective trust funds and mutual funds administered by HTSB.

** Plan assets and obligations measured as of September 30.

     Net pension expense included the following components for the primary plan:

                                                                   YEARS ENDED DECEMBER 31
                                                              ----------------------------------
                                                                1997         1996         1995
                                                                ----         ----         ----
                                                                        (IN THOUSANDS)
Service cost-benefits earned during the period..............  $  9,862     $ 10,270     $  7,659
Interest cost on projected benefit obligation...............    15,108       15,206       13,718
Actual return on plan assets................................   (58,246)     (21,864)     (32,128)
Net amortization and deferral...............................    39,277        5,388       16,271
                                                              --------     --------     --------
     Net periodic pension expense...........................  $  6,001     $  9,000     $  5,520
                                                              ========     ========     ========

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                               1997         1996         1995
                                                               ----         ----         ----
                                                                       (IN THOUSANDS)
Accumulated benefit obligation..............................  $ 5,767      $ 7,293      $ 5,871
Projected benefit obligation for service rendered to date...   13,056       15,598       14,543
Accrued pension liability...................................    9,510        8,891        7,599
Net periodic pension expense................................    2,691        2,465        4,256
Assumptions used:
  Discount rate.............................................     6.00%        5.25%        5.25%
  Rate of increase in compensation..........................     5.70%        5.70%        5.70%

     During 1997, 1996 and 1995, the Corporation's lump-sum benefit payments to retirees resulted in settlement losses of approximately $0.2 million, $0.1 million and $0.8 million, respectively, reflected above as a portion of net periodic pension expense.

     The total consolidated pension expense of the Corporation, including the supplemental plan, for 1997, 1996 and 1995 was $8.7 million, $11.4 million and $9.8 million, respectively.

     In addition to pension benefits, the Corporation provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Corporation also provides medical care benefits for disabled employees and widows of former employees (and their dependents). The Corporation provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Corporation contributes to the cost of coverage based on employees length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Corporation, supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h).

     The following table sets forth the postretirement medical care benefit plan's status at December 31, 1997, 1996 and 1995 for the Corporation:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 1997**      1996**      1995**
                                                                 ------      ------      ------
                                                                         (IN THOUSANDS)
Actuarial present value of benefit obligation:
  Retirees..................................................    $(20,813)   $(19,688)   $(22,104)
  Fully eligible active plan participants...................      (3,410)     (3,697)     (3,744)
  Other active employees not fully eligible.................     (15,534)    (15,165)    (13,418)
                                                                --------    --------    --------
Accumulated postretirement benefit obligation...............     (39,757)    (38,550)    (39,266)
Plan assets at fair value*..................................      18,031      12,133       8,350
                                                                --------    --------    --------
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................     (21,726)    (26,417)    (30,916)
Unrecognized net (gain) loss from past experience different
  from that assumed.........................................     (16,783)    (13,430)    (11,385)
Prior service cost not yet recognized in net periodic
  postretirement benefit cost...............................       2,592       2,788       2,982
Unrecognized transition obligation..........................      29,497      31,463      33,430
                                                                --------    --------    --------
Prepaid (accrued) postretirement benefit cost...............    $ (6,420)   $ (5,596)   $ (5,889)
                                                                ========    ========    ========
Assumptions used in determining actuarial present value of
  benefit obligation:
  Discount rate.............................................        7.25%       7.50%       7.25%
  Rate of increase in health care costs:
     Initial................................................        8.00%       8.50%       9.00%
     Ultimate...............................................        6.00%       6.00%       6.00%
  Expected long-term asset return...........................        8.00%       8.00%       8.00%

-------------------------
 * Plan assets consist primarily of participating units in collective trust funds and mutual funds administered by HTSB.

** Plan assets and obligations measured as of September 30.

     Net postretirement benefit expense included the following components:

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
Service cost-benefits earned during the period..............    $ 1,552     $ 1,735     $ 1,260
Interest cost on accumulated postretirement benefit
  obligation................................................      2,645       2,644       2,634
Actual return on plan assets................................     (3,409)     (1,067)     (1,426)
Amortization of transition obligation over 20 years.........      1,966       1,966       1,966
Net amortization and deferral...............................      2,010          82         657
                                                                -------     -------     -------
     Net postretirement benefit expense.....................    $ 4,764     $ 5,360     $ 5,091
                                                                =======     =======     =======

     For 1997, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 8 percent, and was assumed to decrease gradually to 6 percent in 2001 and remain level thereafter. For 1996 and 1995, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 8.5 percent and 9 percent, respectively. This health care cost trend rate assumption had a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point each year would have increased the accumulated postretirement benefit obligation as of September 30, 1997, September 30, 1996 and September 30, 1995 by $6.6 million, $6.3 million and $6.3 million, respectively, and the aggregate service and interest cost components of net postretirement benefit expense for 1997 by approximately $0.9 million.

     The Corporation has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Corporation relative to predefined targets. The Corporation's total expense for this plan was $10.3 million, $9.4 million and $11.8 million in 1997, 1996 and 1995, respectively.

12. STOCK OPTIONS

     At December 31, 1997, the Corporation has two stock-based compensation plans which are described below. During the first quarter of 1996, the Corporation adopted SFAS No. 123, Accounting for Stock-based Compensation, and elected the fair value based method of accounting for its stock-based compensation plans. Employment expense for these plans was $6.7 million, $4.6 million and $0.5 million in 1997, 1996 and 1995, respectively.

     In January 1996, the Corporation adopted the Harris Bank Stock Option Program under the Bank of Montreal Stock Option Plan. The plan was established for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees. On February 26, 1996, the Corporation granted 510,200 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to U.S. $22.55). The estimated grant date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 7.57%, expected life of 7.5 years, expected volatility of 16.97% and compound annual dividend growth of 5.24%.

     On December 17, 1996, the Corporation granted 400,700 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $39.85 per share, equal to the market price on the date of grant (equivalent to U.S. $29.15). The estimated grant date fair value of the options granted on December 17, 1996 was Canadian $7.76, equivalent to U.S. $5.68. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 6.71%, expected life of 7.5 years, expected volatility of 17.20% and compound annual dividend growth of 6.12%.

     On December 15, 1997, the Corporation granted 263,750 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $65.80 per share, equal to the market price on the date of grant (equivalent to U.S. $46.33). The estimated grant date fair value of the options granted on December 15, 1997 was Canadian $13.53, equivalent to U.S. $9.53. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 5.81%, expected life of 7.5 years, expected volatility of 15.96% and compound annual dividend growth of 8.82%.

     The following table summarizes the stock option activity for 1997 and 1996 and provides details of stock options outstanding at December 31, 1997 and 1996.

                                                       1997                           1996
                                           ----------------------------   ----------------------------
                                                       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                 OPTIONS                    SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                 -------                    ------     ----------------    ------     ----------------
Outstanding at beginning of year.........    902,100        $25.48               --
Granted..................................    263,750         46.33          910,900        $25.45
Exercised................................         --                             --
Forfeited, cancelled.....................    (89,550)        25.03           (8,800)        22.55
Expired..................................         --                             --
                                           ---------                      ---------
Outstanding at end of year...............  1,076,300         30.63          902,100         25.48
                                           =========                      =========
Options exercisable at year-end..........       None                           None
Weighted-average fair value of options
  granted during the year................      $9.53                          $4.88

                       NUMBER         WEIGHTED AVERAGE
   RANGE OF          OUTSTANDING         REMAINING       WEIGHTED AVERAGE
EXERCISE PRICES   DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE
---------------   -----------------   ----------------   ----------------
  $22-30                812,550         8.52 years            $25.53
   46-50                263,750         9.95                   46.33
                      ---------
   22-50              1,076,300         8.87                   30.63
                      =========

     The Corporation maintains the Harris Bank Stock Appreciation Rights Plan which was established in January 1995. The rights granted under this plan have either a three-year or five-year term and are exercisable after the expiration of the respective term, assuming cumulative performance goals are met. In 1996 and 1997, no rights were granted. There were 611,000 rights outstanding at December 31, 1996. In 1997, 143,000 rights were exercised and 70,000 rights were cancelled. There are 398,000 rights outstanding at December 31, 1997.

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $20,835,000 in 1997, $19,598,000 in 1996 and $18,144,000 in 1995. These amounts include real estate taxes, maintenance and other rental-related operating costs of $4,266,000, $4,678,000 and $3,992,000 for 1997, 1996 and 1995, respectively, paid under net lease arrangements. Lease commitments are primarily for office space. Minimum rental commitments as of December 31, 1997 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
1998........................................................     $11,528
1999........................................................       8,575
2000........................................................       8,145
2001........................................................       8,149
2002........................................................       8,260
2003 and thereafter.........................................      22,364
                                                                 -------
     Total minimum future rentals...........................     $67,022
                                                                 =======

     Occupancy expenses for 1997, 1996 and 1995 have been reduced by $14,255,000, $14,466,000 and $13,200,000, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 1997, 1996, and 1995 applicable income tax expense (benefit) was as follows:

                                                           FEDERAL    STATE    FOREIGN    TOTAL
                                                           -------    -----    -------    -----
                                                                      (IN THOUSANDS)
1997:
  Current................................................  $64,314   $ 3,391   $   28    $67,733
  Deferred...............................................    2,922      (579)      --      2,343
                                                           -------   -------   ------    -------
       Total.............................................  $67,236   $ 2,812   $   28    $70,076
                                                           =======   =======   ======    =======
1996:
  Current................................................  $62,871   $ 5,483   $1,213    $69,567
  Deferred...............................................   (2,513)   (1,242)      --     (3,755)
                                                           -------   -------   ------    -------
     Total...............................................  $60,358   $ 4,241   $1,213    $65,812
                                                           =======   =======   ======    =======
1995:
  Current................................................  $68,348   $ 3,178   $   29    $71,555
  Deferred...............................................   (2,683)    1,303       --     (1,380)
                                                           -------   -------   ------    -------
       Total.............................................  $65,665   $ 4,481   $   29    $70,175
                                                           =======   =======   ======    =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1997, 1996 and 1995:

                                                                      DECEMBER 31
                                                              ----------------------------
                                                               1997      1996       1995
                                                               ----      ----       ----
                                                                     (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................  $51,283   $54,963   $ 51,179
  Deferred employee compensation............................    8,224     6,101      5,116
  Intangible assets.........................................    7,669     7,221      8,023
  Deferred expense and prepaid income.......................    7,256     4,920      7,467
  Pension and medical trust.................................    4,028     4,702      4,917
  Other assets..............................................    2,465     4,312      2,893
                                                              -------   -------   --------
     Deferred tax assets....................................   80,925    82,219     79,595
                                                              -------   -------   --------
Gross deferred tax liabilities:
  Depreciable assets........................................   (2,686)   (2,873)    (3,200)
  Other liabilities.........................................   (2,349)   (1,113)    (1,917)
                                                              -------   -------   --------
     Deferred tax liabilities...............................   (5,035)   (3,986)    (5,117)
Valuation allowance.........................................       --        --         --
                                                              -------   -------   --------
  Net deferred tax assets...................................   75,890    78,233     74,478
                                                              -------   -------   --------
Tax effect of adjustment related to available-for-sale
  securities................................................   (7,563)    5,364    (17,787)
                                                              -------   -------   --------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................  $68,327   $83,597   $ 56,691
                                                              =======   =======   ========

     At December 31, 1997 and 1996, the respective net deferred tax assets of $75.9 million and $78.2 million included $62.0 million and $64.9 million for Federal tax and $13.9 million and $13.3 million for Illinois tax, respectively. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire deferred tax asset. The deferred taxes reported on the Corporation's Consolidated Statement of Condition at December 31, 1997 and 1996 also include a $7.6 million deferred tax liability and a $5.4 million deferred tax asset, respectively, for the tax effect of the net unrealized gains associated with marking to market certain securities designated as available for sale.

     Total income tax expense of $70,076,000 for 1997, $65,812,000 for 1996, and $70,175,000 for 1995 reflects effective tax rates of 30.9 percent, 31.6 percent, and 32.2 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                                YEARS ENDED DECEMBER 31
                                         ---------------------------------------------------------------------
                                                 1997                    1996                    1995
                                         --------------------    --------------------    ---------------------
                                                     PERCENT                 PERCENT                  PERCENT
                                                    OF PRETAX               OF PRETAX                OF PRETAX
                                         AMOUNT      INCOME      AMOUNT      INCOME       AMOUNT      INCOME
                                         ------     ---------    ------     ---------     ------     ---------
                                                                (DOLLARS IN THOUSANDS)
Computed tax expense.................    $79,327      35.0%      $72,862      35.0%      $ 76,204      35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense disallowance...     (6,591)     (2.9)       (7,240)     (3.5)       (10,463)     (4.8)
  Other, net.........................     (2,660)     (1.2)          190       0.1          4,434       2.0
                                         -------      ----       -------      ----       --------      ----
Actual tax expense...................    $70,076      30.9%      $65,812      31.6%      $ 70,175      32.2%
                                         =======      ====       =======      ====       ========      ====

     The tax expense from net gains on security sales amounted to $5,137,000, $3,418,000, and $9,094,000 in 1997, 1996, and 1995, respectively.

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

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. At year-end 1997, the portion of the allowance for possible loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

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

     Noncompliance with minimum capital requirements may result in regulatory corrective actions which could have a material effect on the Corporation. Depending on the level of noncompliance, regulatory corrective actions may include the following: requiring a plan for restoring the institution to an acceptable capital category, restricting or prohibiting certain activities and appointing a receiver or conservator for the institution.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Corporation and HTSB as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 1997 that have changed the capital category of the Corporation and HTSB.

     The following table summarizes the Corporation's and HTSB's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                 TO BE WELL CAPITALIZED UNDER
                                                            FOR CAPITAL            PROMPT CORRECTIVE ACTION
                                    ACTUAL               ADEQUACY PURPOSES                PROVISIONS
                             ---------------------    -----------------------    ----------------------------
                              CAPITAL      CAPITAL      CAPITAL       CAPITAL       CAPITAL         CAPITAL
                               AMOUNT       RATIO        AMOUNT        RATIO         AMOUNT          RATIO
                              -------      -------      -------       -------       -------         -------
                                                          (DOLLARS IN THOUSANDS)
As of December 31, 1997:
  Total Capital to Risk-
     Weighted Assets
     Corporation...........  $1,809,767    10.72%     M $1,350,572    M 8.00%     M $1,688,215      M 10.00%
     HTSB..................  $1,431,338    10.36%     M $1,105,280    M 8.00%     M $1,381,600      M 10.00%
  Tier 1 Capital to Risk-
     Weighted Assets
     Corporation...........  $1,339,949     7.94%      M $ 675,037    M 4.00%     M $1,012,556      M  6.00%
     HTSB..................  $1,006,763     7.29%      M $ 552,408    M 4.00%      M $ 828,612      M  6.00%
  Tier 1 Capital to Average
     Assets
     Corporation...........  $1,339,949     6.81%      M $ 787,048    M 4.00%      M $ 983,810      M  5.00%
     HTSB..................  $1,006,763     6.54%      M $ 615,757    M 4.00%      M $ 769,696      M  5.00%
As of December 31, 1996:
  Total Capital to Risk-
     Weighted Assets
     Corporation...........  $1,731,448    11.40%     M $1,215,051    M 8.00%     M $1,518,814      M 10.00%
     HTSB..................  $1,340,198    10.74%      M $ 998,285    M 8.00%     M $1,247,857      M 10.00%
  Tier 1 Capital to Risk-
     Weighted Assets
     Corporation...........  $1,230,628     8.10%      M $ 607,718    M 4.00%      M $ 911,576      M  6.00%
     HTSB..................   $ 928,872     7.44%      M $ 499,394    M 4.00%      M $ 749,090      M  6.00%
  Tier 1 Capital to Average
     Assets
     Corporation...........  $1,230,628     6.88%      M $ 715,481    M 4.00%      M $ 894,352      M  5.00%
     HTSB..................   $ 928,872     6.65%      M $ 558,720    M 4.00%      M $ 698,400      M  5.00%

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $1,651,421,000 and $1,540,052,000 at December 31, 1997 and
1996, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $305,650,000 of dividends at December 31, 1997. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $65,662,000 and $75,884,000 in 1997 and 1996, respectively.

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

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1997 and 1996, daily average reserve balances of $254 million and $234 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 1997 and 1996, balances on deposit at the Federal Reserve Bank totaled $233 million and $166 million, respectively.

17. CONTINGENT LIABILITIES

     Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position.

18. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             -------      --------      ------------
                                                                         (IN THOUSANDS)
1997
Total operating income...................................    $ 60,823    $ 1,586,549    $ 1,647,372
Total expenses...........................................      12,884      1,407,838      1,420,722
                                                             --------    -----------    -----------
Income before taxes......................................      47,939        178,711        226,650
Applicable income taxes..................................      19,053         51,023         70,076
                                                             --------    -----------    -----------
Net income...............................................    $ 28,886    $   127,688    $   156,574
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $716,548    $19,416,913    $20,133,461
                                                             ========    ===========    ===========
1996
Total operating income...................................    $ 40,067    $ 1,426,094    $ 1,466,161
Total expenses...........................................      13,399      1,244,586      1,257,985
                                                             --------    -----------    -----------
Income before taxes......................................      26,668        181,508        208,176
Applicable income taxes..................................      10,599         55,213         65,812
                                                             --------    -----------    -----------
Net income...............................................    $ 16,069    $   126,295    $   142,364
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $835,657    $17,393,083    $18,228,740
                                                             ========    ===========    ===========
1995
Total operating income...................................    $ 49,329    $ 1,353,204    $ 1,402,533
Total expenses...........................................      23,922      1,160,885      1,184,807
                                                             --------    -----------    -----------
Income before taxes......................................      25,407        192,319        217,726
Applicable income taxes..................................      10,098         60,077         70,175
                                                             --------    -----------    -----------
Net income...............................................    $ 15,309    $   132,242    $   147,551
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $817,228    $14,858,973    $15,676,201
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1997, 1996 and 1995, identifiable foreign assets accounted for 4, 5 and 5 percent, respectively, of total consolidated assets.

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Presented below is the statement of income, balance sheet and statement of cash flows for Harris Bankcorp, Inc. (parent company only):

Statement of Income

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
*Interest on securities purchased from bank subsidiary under
  agreement to resell.......................................    $  6,332    $  5,473    $  8,820
Interest on advances to affiliates..........................         763         203          --
*Interest on advances to bank subsidiaries..................      22,462      20,807      17,081
*Interest on advances to nonbank subsidiaries...............          --          --           1
Interest on investments in Federal agency securities........      11,825      10,466       7,442
Interest on investments in foreign securities...............          --         246       1,367
*Interest on deposits at bank subsidiaries..................          22          62         916
Interest on deposits at nonaffiliated banks.................          --          --         463
*Dividends from bank subsidiaries...........................      65,662      75,884      61,765
*Dividends from nonbank subsidiaries........................          --          --       1,500
Other operating income......................................         234         159          20
                                                                --------    --------    --------
     Total operating income.................................     107,300     113,300      99,375
                                                                --------    --------    --------
Interest expense on commercial paper........................      16,771      13,969      15,054
Interest expense on long-term notes.........................      26,499      26,067      23,005
Other operating expense.....................................       6,932      10,215       6,870
                                                                --------    --------    --------
     Total operating expenses...............................      50,202      50,251      44,929
                                                                --------    --------    --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................      57,098      63,049      54,446
Applicable income tax benefit...............................      (5,760)     (5,430)     (4,323)
                                                                --------    --------    --------
Income before equity in undistributed net income of
  subsidiaries..............................................      62,858      68,479      58,769
*Equity in undistributed net income of bank subsidiaries....      88,574      68,268      86,317
*Equity in undistributed net income of nonbank
  subsidiaries..............................................       5,142       5,617       2,465
                                                                --------    --------    --------
     Net income.............................................    $156,574    $142,364    $147,551
                                                                ========    ========    ========

-------------------------
* Eliminated in consolidation.

Balance Sheet

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
                                                                  (IN THOUSANDS)
ASSETS
*Demand balances due from bank subsidiary...................  $       27   $       25
Demand balances due from banks..............................          --           25
Investment in U. S. Treasury and Federal agency
  securities................................................     230,303      202,607
*Securities purchased from bank subsidiary under agreement
  to resell.................................................     126,294           --
*Advances to bank subsidiaries..............................     340,000      325,000
Advances to affiliates......................................      10,000       10,000
*Interest-bearing deposits at bank subsidiaries.............          --      152,799
*Equity investments in wholly-owned subsidiaries:
 *Banks.....................................................   1,590,383    1,482,549
 *Nonbanks..................................................      61,038       57,503
Equity investments in partially-owned non-bank
  subsidiary:...............................................       1,099           --
Other assets................................................       9,997        7,206
                                                              ----------   ----------
       Total assets.........................................  $2,369,141   $2,237,714
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS EQUITY
Commercial paper outstanding................................  $  351,427   $  334,653
Other liabilities...........................................       5,921        8,788
Long-term notes.............................................     379,278      379,107
                                                              ----------   ----------
       Total liabilities....................................     736,626      722,548
Stockholders equity.........................................   1,632,515    1,515,166
       Total liabilities and stockholders equity............  $2,369,141   $2,237,714
                                                              ==========   ==========

-------------------------
*Eliminated in consolidation

Statement of Cash Flows

                                                                   FOR THE YEARS ENDED
                                                           -----------------------------------
                                                              1997         1996        1995
                                                              ----         ----        ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income...............................................  $   156,574   $ 142,364   $ 147,551
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Undistributed net income of subsidiaries...............      (93,716)    (73,885)    (88,782)
  Accretion and amortization.............................      (11,825)    (10,712)     (7,069)
  Deferred income tax (benefit) provision................          (33)        (65)        (52)
  Net (increase)/decrease in interest receivable.........         (812)        966        (812)
  Other, net.............................................       (6,255)      4,434        (268)
                                                           -----------   ---------   ---------
       Net cash provided by operating activities.........       43,933      63,102      50,568
                                                           ===========   =========   =========
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
     banks...............................................      152,799    (127,799)         --
  Net (increase) decrease in securities purchased under
     agreement to resell.................................     (126,294)    138,475      (1,563)
  Proceeds from maturities of portfolio securities.......    1,135,139     865,880     774,155
  Purchases of portfolio securities......................   (1,151,010)   (894,510)   (729,552)
  Additional capital invested in bank subsidiaries.......           --    (325,000)         --
  Net increase in advances to subsidiaries...............      (15,000)    (30,000)    (60,000)
  Net increase in advances to affiliates.................           --     (10,000)         --
  Other, net.............................................            3           5      (1,193)
                                                           -----------   ---------   ---------
       Net cash (used) provided by investing act.........       (4,363)   (382,949)    (18,153)
                                                           ===========   =========   =========
FINANCING ACTIVITIES:
  Net increase (decrease) in commercial paper
     outstanding.........................................       16,774      42,631     (14,715)
  Proceeds from issuance of long-term notes..............           --      15,000      65,000
  Proceeds from issuance of Series A preferred stock.....           --          --     180,000
  Proceeds from issuance of Series B preferred stock.....           --      45,000          --
  Contribution to capital surplus........................        2,226     280,422          --
  Cash dividends paid Series A preferred stock...........      (13,050)    (13,195)         --
  Cash dividends paid Series B preferred stock...........       (3,543)     (1,811)         --
  Cash dividends paid on common stock....................      (42,000)    (48,200)   (262,700)
                                                           -----------   ---------   ---------
       Net cash provided (used) by financing act.........      (39,593)    319,847     (32,415)
                                                           -----------   ---------   ---------
Net decrease in demand balances due from banks...........          (23)         --          --
Demand balances due from banks at January 1..............           50          50          50
                                                           -----------   ---------   ---------
Demand balances due from banks at December 31............  $        27   $      50   $      50
                                                           ===========   =========   =========

20. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 1997 and 1996, intangible assets, including goodwill resulting from business combinations, amounted to $292,981,000 and $310,663,000, respectively. Amortization of these intangibles amounted to $27,839,000 in 1997, $18,168,000 in 1996, and $9,350,000 in 1995. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

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

     In January 1996, the Corporation announced the sale of its securities custody and related trustee services business for large institutions to Citibank. After restructuring charges, the Corporation recognized a $4.0 million gain on the sale. The gain was recorded net of certain anticipated costs to exit this activity, including employee termination benefits, amounting to approximately $13.0 million. Computation of the gain also included the Corporation's estimated obligation to service affected customers on an interim basis. The Corporation is entitled to contingent revenue in the event certain levels of customer retention are achieved by the purchaser of the business. The right to receive such revenue in 1998 was included as consideration in an arrangement consummated with Bankmont during 1996 (see Note 21 page 80).

21. RELATED PARTY TRANSACTIONS

     Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $16.5 million at December 31, 1997 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 1997, 1996 and 1995, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings and interest rate and foreign exchange contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 1997, 1996 and 1995, the Corporation received from BMO approximately $20.9 million, $14.3 million and $15.7 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation.

     In order to facilitate HTSB's exit from the securities custody and related trustee services business for large institutions (see Note 20), HTSB and Bankmont entered into an agreement effective December 31, 1996 whereby Bankmont assumed responsibility for potential costs (subject to limits) related to certain litigation matters involving HTSB. As part of this agreement, Bankmont incurred $1.3 million of costs in 1997 and $2.7 million of costs in 1996. In return for assuming this obligation, Bankmont is entitled to receive funds from a contingent revenue arrangement between HTSB and Citibank. Bankmont paid HTSB $480,000 as consideration for accepting this arrangement, which was recorded as income. This agreement should be without material tax consequences since HTSB is part of Bankmont's consolidated tax return.

     During 1996, the Corporation purchased $10 million of subordinated debt from Harris Bankmont, Inc., a wholly-owned subsidiary of Bankmont. The debt bears a fixed interest rate of 7 5/8 percent and matures October 1, 2006. Interest income recognized in 1997 and 1996 on this debt totaled $0.8 million and $0.2 million, respectively.

     Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. foreign exchange activities. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. Beginning with second quarter 1995, FX revenues were reported net of expenses. 1997, 1996 and 1995 foreign exchange revenues included $5.4 million, $10.0 million and $8.8 million of net profit, respectively, under this agreement.

22. SUBSEQUENT EVENTS

     On September 4, 1997, HTSB announced that it had entered into a contract to transfer its credit card portfolio to a company to be owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. That transaction closed January 29, 1998. At closing, the assets sold had a carrying value of $693 million, representing less than 5% of the Corporation's total consolidated assets. Upon completion of the transfer, HTSB received cash and an equity interest in the newly formed company, which it immediately sold for cash to Bankmont. The impact of this transaction on the Corporation's financial position and future results of operations is not expected to be material.

     Effective February 11, 1998, Harris Preferred Capital Corporation ("HPCC"), a subsidiary of HTSB, issued $250 million of 7 3/8 percent noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11") filed with the Securities and Exchange Commission. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8 percent per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized," HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share. The Series A preferred shares will qualify as Tier 1 capital at both HTSB and Bankcorp for U.S. banking regulatory purposes under relevant regulatory capital guidelines. The impact of this transaction on the Corporation's financial position and future results of operations is not expected to be material.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG Peat Marwick LLP and Coopers & Lybrand L.L.P. to serve as joint auditors for the years ended December 31, 1997, 1996 and 1995.

     BMO has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Corporation's independent public accountants reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP                                   Coopers & Lybrand L.L.P.
Chicago, Illinois
January 30, 1998

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures. There were no changes in independent auditors since December 31, 1994.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankcorp's Board of Directors consists of twelve members. Directors are elected annually. Each present director, except Mrs. Congalton (an attorney), has been employed in an executive capacity by his or her employer for at least the past five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

     PASTORA SAN JUAN CAFFERTY, age 57, Professor, University of Chicago School of Social Service Administration and a Director of WMX Technologies, Peoples Energy Corporation and Kimberly-Clark Corporation. Elected in 1997.

     F. ANTHONY COMPER, age 52, President and Chief Operating Officer and a Director of Bank of Montreal. Elected in 1990.

     SUSAN T. CONGALTON, age 51, Managing Director, Lupine Partners (private investments). Elected in 1988.

     WILBUR H. GANTZ, age 60, Chairman of the Board and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger, Gillette Corporation and Bank of Montreal. Elected in 1984.

     JAMES J. GLASSER, age 63, Chairman Emeritus of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company and Stone Container Corporation. Elected in 1980.

     DR. LEO M. HENIKOFF, age 58, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

     RICHARD M. JAFFEE, age 62, Chairman, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

     EDWARD W. LYMAN, JR., age 55, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     ALAN G. MCNALLY, age 52, Chairman of the Board and Chief Executive Officer of Bankcorp and Harris Trust and Savings Bank. Elected in 1993.

     CHARLES H. SHAW, age 65, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

     RICHARD E. TERRY, age 60, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

     JAMES O. WEBB, age 66, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

     In addition to Messrs. McNally and Lyman, the Corporation had fourteen executive officers at December 31, 1997 -- Harry G. Ackstein, age 59, Jeffrey D. Butterfield, age 51, Charles H. Davis, age 55, Michael E. Godwin, age 48, Pierre
O. Greffe, age 45, Louis F. Lanwermeyer, age 49, Michael B. Lowe, age 52, Scott
B. McCallum, age 38, Richard J. Moreland, age 51, Paul V. Reagan, age 51, William E. Thonn, age 49, Charles R. Tonge, age 50, Edward J. Williams, age 55 and Sohrab Zargham, age 56. Each officer, other than Mr. Reagan, who was, prior to 1995, Managing Director and Counsel with Bankers Trust Company, has held executive positions with the Corporation or an affiliate for at least the past five years.

ITEM 11 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (I) (2) (c) OF FORM 10-K.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Bank of Montreal, through its subsidiary, Bankmont Financial Corp., a U.S. bank holding company chartered in Delaware, owns all 6,667,490 issued and outstanding shares of Bankcorp's common stock.

ITEM 13 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (I)(2) (c) OF FORM 10-K.

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

          (3) Exhibits:

              3. Articles of Incorporation and By-laws

                a) Restated Certificate of Incorporation (filed as an Exhibit to
                   Bankcorp's 1987 Form 10-K and incorporated herein by reference)

                b) By-laws of Bankcorp (filed as an Exhibit to Bankcorp's 1996
                   Form 10-K and incorporated herein by reference)

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

             10. Material Contracts and Compensatory Plans

                  a) Managerial Incentive Plan, as amended (filed as an Exhibit to Bankcorp's 1996 Form 10-K and incorporated herein by reference)

                  b) Harris Growth Incentive Plan (filed as an Exhibit to Bankcorp's 1991 Form 10-K and incorporated herein by reference)

                  c) Employees' Savings and Profit Sharing Plan (filed as an Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference).

                  d) 1995 Stock Appreciation Rights Plan (filed as an Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference).

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

             24. Power of Attorney

             27. Financial Data Schedule

     (b) A Current Report on Form 8-K dated October 28, 1997 was filed on behalf of Harris Bankcorp, Inc., reporting on Item 5 -- Other Events.
-------------------------
* Copies of Exhibits (a) (3) 3, 4, 10, 23, 24 and 27 not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 1998.

                                                   Chairman of the Board and Chief Executive
--------------------------------------------       Officer
              Alan G. McNally

                                                   Chief Financial Officer
--------------------------------------------
              Pierre O. Greffe

                                                   Chief Accounting Officer
--------------------------------------------
               Paul R. Skubic

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 23rd day of March 1998.

Pastora San Juan Cafferty          Leo M. Henikoff                    Charles H. Shaw
F. Anthony Comper                  Richard M. Jaffee                  Richard E. Terry
Susan T. Congalton                 Edward W. Lyman, Jr.               James O. Webb
Wilbur H. Gantz

Alan G. McNally
Attorney-In-Fact

Supplemental Information

     No annual report or proxy statement will be sent to security holders in 1998.