Form 10-Q
period 1998-03-31
HARRIS BANKCORP INC
filed 1998-05-13
CIK 45729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)
[X]                                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 1998, OR
[ ]                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-18179

                             HARRIS BANKCORP, INC.
                             111 West Monroe Street
                            Chicago, Illinois 60603
                                 (312) 461-2121
                     Incorporated in the State of Delaware
                   IRS Employer Identification No. 36-2722782

                           -------------------------

     Harris Bankcorp, Inc. (the "Corporation") has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     At May 13, 1998 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

================================================================================

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.
        Consolidated Statement of Condition as of March 31, 1998, December 31, 1997 and March 31, 1997.

        Consolidated Statement of Income for the quarters and three months ended March 31, 1998 and 1997.

        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The above financial statements and financial review, included in the Corporation's 1998 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
            27. Financial Data Schedule
        (b) A Current Report on Form 8-K, dated March 6, 1998 was filed on behalf of Harris Bankcorp, Inc., reporting on Item 5 -- Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May 1998.

                          /s/
------------------------------------------------
Pierre O. Greffe
Chief Financial Officer
                          /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           1998 FIRST QUARTER REPORT
                                 MARCH 31, 1998

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended March 31
                                                              -----------------------------
                                                                1998        1997     Change
-------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS ($ IN THOUSANDS)
Net interest income.........................................  $131,128    $141,232       (7)%
Net interest income (fully taxable equivalent)..............   138,417     147,354       (6)
Provision for loan losses...................................     5,517      13,882      (60)
Noninterest income..........................................   109,778      87,853       25
Noninterest expenses........................................   169,596     156,976        8
Net income..................................................    45,399      39,333       15
Cash dividends -- common stock..............................    62,000      10,600      485
Cash dividends -- preferred stock...........................     4,148       4,148        0
Cash earnings (1)...........................................    49,351      43,890       12
-------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...............     11.98%      11.13%      85bp
Return on average assets....................................      0.92        0.86        6
Cash basis return on average common stockholder's equity
  (2).......................................................     15.06       14.81       25
Cash basis return on average assets (3).....................      1.02        0.98        4
Tier 1 risk-based capital ratio.............................      9.17        7.92      125
Total risk-based capital ratio..............................     11.94       11.07       87
Tier 1 leverage ratio.......................................      7.95        6.87      108
Allowance for possible loan losses to total loans
  (period-end)..............................................      1.16        1.28      (12)
-------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES ($ IN MILLIONS)
Loans, net of unearned income...............................  $ 10,991    $ 10,662        3%
Portfolio securities........................................     5,502       4,511       22
Money market assets.........................................       667         816      (18)
Total interest-earning assets...............................    17,416      16,098        8
Total assets................................................    20,001      18,506        8
Deposits....................................................    13,587      12,694        7
Short-term borrowings.......................................     3,977       3,591       11
Common stockholder's equity.................................     1,397       1,282        9
-------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END ($ IN MILLIONS)
Loans, net of unearned income...............................  $ 11,503    $ 11,136        3%
Allowance for possible loan losses..........................       133         142       (6)
Portfolio securities........................................     5,721       4,849       18
Total assets................................................    20,125      19,884        1
Deposits....................................................    13,379      13,618       (2)
Common stockholder's equity.................................     1,385       1,274        9
Total stockholder's equity..................................     1,610       1,499        7
-------------------------------------------------------------------------------------------

(1) Cash earnings are defined as earnings before amortization of goodwill and other valuation intangibles.

(2) Cash basis return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles divided by average common stockholder's equity less tax affected average intangible assets.

(3) Cash basis return on average assets is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had record earnings for the quarter ended March 31, 1998. Net income was $45.4 million for the first quarter of 1998, an increase of 15 percent from the same quarter a year earlier when net income was $39.3 million. For the current quarter, annualized return on average common stockholder's equity ("ROE") was 11.98 percent compared to 11.13 percent in first quarter 1997, while the annualized return on average assets was 0.92 percent currently and 0.86 percent in first quarter a year ago. Cash ROE was 15.06 percent in the current quarter and 14.81 percent one year earlier. Increased earnings resulted from continued strong business momentum; revenue growth in corporate, private and community banking; and effective control of operating costs.

               This quarter was affected by the January, 1998 sale of Harris Trust and Savings Bank's ("HTSB") credit card portfolio resulting in a pretax gain of $12.0 million. At the date of sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income. In addition, Harris Bankcorp recognized a one-time pretax charge of $8.7 million for certain process improvements and system conversions, including write-offs of discontinued systems.

               Net interest income on a fully taxable equivalent basis was $138.4 million, down $8.9 million or 6% from first quarter last year. Net interest margin declined from 3.70 percent in the first quarter last year to 3.22 percent currently, primarily reflecting the impact of the sale of credit card loans early in the current quarter. Average earning assets rose 8 percent to $17.4 billion from $16.1 billion in first quarter 1997, attributable to an increase of $329 million in average loans and $928 million in the investment securities portfolio. Excluding the credit card portfolio, average loans rose $1.3 billion or 13 percent. Commercial, installment and residential real estate lending were all strong contributors to this growth.

               First quarter noninterest income of $109.8 million increased 25 percent from the same quarter last year. The $12.0 million gain on the sale of the credit card portfolio was partially offset by writedowns in the value of certain accounts in the portfolio prior to sale, in addition to lower credit card fees, together amounting to $8.5 million. Service charge fees rose by $3.3 million and other income, which includes syndication fees, mortgage loan sales, and other fees, increased $5.0 million (excluding credit card transactions) during the current quarter. Trust and investment management fees rose $2.1 million. Net gains from debt portfolio securities sales increased from $1.3 million in first quarter 1997 to $8.0 million during the current quarter.

               First quarter 1998 noninterest expenses of $169.6 million rose $12.6 million or 8 percent from first quarter a year ago. Excluding the $8.7 million one-time cost for restructuring charges, total expenses increased 2 percent in first quarter 1998 compared to the year-earlier quarter. Income tax expense rose by 8 percent, reflecting higher pretax income.

               The first quarter 1998 provision for loan losses of $5.5 million was down from $13.9 million in the first quarter of 1997 due to the sale of the credit card portfolio. Net loans charge-offs during the current quarter were $3.3 million compared to $13.8 million in the same period last year, with the difference attributable to lower write-offs in the charge card portfolio.

               Nonperforming assets at March 31, 1998 were $29 million or 0.3 percent of total loans, compared to $20 million or 0.2 percent at December 31, 1997, and $34 million or 0.3 percent a year ago. At March 31, 1998, the allowance for possible loan losses was $133 million, equal to 1.2 percent of loans outstanding, compared to $142 million or 1.3 percent at the end of first quarter 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 413 percent at March 31, 1997 to 454 percent at March 31, 1998.

               At March 31, 1998, equity capital of Harris Bankcorp amounted to $1.61 billion, up from $1.50 billion one year earlier. The regulatory leverage capital ratio was 7.95 percent for the first quarter of 1998 compared

--------------------------------------------------------------------------------

           to 6.87 percent in the same quarter of 1997. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's March 31, 1998 Tier 1 and total risk-based capital ratios were 9.17 percent and 11.94 percent compared to respective ratios of 7.92 percent and 11.07 percent at March 31, 1997.

               Effective February 11, 1998, Harris Preferred Capital Corporation ("HPCC"), a subsidiary of HTSB, issued $250 million of 7 3/8WS>percent noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8WS>percent per annum of the $25 per share liquidation preference. The Series A preferred shares will qualify as Tier 1 capital at both HTSB and Bankcorp for U.S. banking regulatory purposes under relevant regulatory capital guidelines.

               The Corporation announced in the current quarter that two new branches are under construction in Oak Lawn and Mc Henry and are expected to open in the second quarter of 1998. The new branches are a part of an expansion program the Corporation began in 1994. These two new branches will expand the Corporation's network to 140 locations.

           ALAN G. MCNALLY

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENT OF INCOME          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                   Quarter Ended March 31
                                                                  -------------------------
              (in thousands except share data)                      1998             1997
-------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................      $222,796         $221,436
Money market assets:
  Deposits at banks.........................................         6,364            8,130
  Federal funds sold and securities purchased under
    agreement to resell.....................................         2,005            2,769
Trading account.............................................           735              992
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................        75,831           62,453
  State and municipal.......................................         4,241            4,343
  Other.....................................................           383              371
                                                                  --------         --------
  Total interest income.....................................       312,355          300,494
                                                                  --------         --------
INTEREST EXPENSE
Deposits....................................................       119,246          106,754
Short term borrowings.......................................        42,877           37,099
Senior notes................................................         9,597            8,946
Minority interest -- dividends on preferred stock of
  subsidiary................................................         2,561               --
Long-term notes.............................................         6,946            6,463
                                                                  --------         --------
  Total interest expense....................................       181,227          159,262
                                                                  --------         --------
NET INTEREST INCOME.........................................       131,128          141,232
Provision for loan losses...................................         5,517           13,882
                                                                  --------         --------
Net Interest Income after Provision for Loan Losses.........       125,611          127,350
                                                                  --------         --------
NONINTEREST INCOME
Trust and investment management fees........................        33,690           31,594
Trading account.............................................         1,516              928
Foreign exchange............................................         1,650              888
Charge card fees............................................         7,218           11,603
Service fees and charges....................................        26,743           23,396
Portfolio securities gains..................................         8,031            1,338
Gain on sale of charge card portfolio.......................        12,000               --
Other.......................................................        18,930           18,106
                                                                  --------         --------
  Total noninterest income..................................       109,778           87,853
                                                                  --------         --------
NONINTEREST EXPENSES
Salaries and other compensation.............................        77,759           74,365
Pension, profit sharing and other employee benefits.........        14,785           15,737
Net occupancy...............................................        12,398           14,495
Equipment...................................................        12,764           10,554
Marketing...................................................         5,686            5,989
Communication and delivery..................................         6,006            5,374
Deposit insurance...........................................           759              652
Expert services.............................................         6,852            5,228
Restructuring charges.......................................         8,684               --
Other.......................................................        17,697           17,620
                                                                  --------         --------
                                                                   163,390          150,014
Goodwill and other valuation intangibles....................         6,206            6,962
                                                                  --------         --------
  Total noninterest expenses................................       169,596          156,976
                                                                  --------         --------
Income before income taxes..................................        65,793           58,227
Applicable income taxes.....................................        20,394           18,894
                                                                  --------         --------
  NET INCOME................................................        45,399           39,333
Dividends on preferred stock................................         4,148            4,148
                                                                  --------         --------
Net Income Applicable to Common Stock.......................      $ 41,251         $ 35,185
                                                                  ========         ========
BASIC EARNINGS PER COMMON SHARE (based on 6,667,490 average
  shares outstanding)
Net Income Applicable to Common Stock.......................      $   6.19         $   5.28

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME         Harris Bankcorp, Inc. and
                                                                    Subsidiaries
--------------------------------------------------------------------------------

                                                                   Quarter Ended March 31
                                                                  -------------------------
                       (in thousands)                               1998             1997
-------------------------------------------------------------------------------------------
NET INCOME..................................................      $ 45,399         $ 39,333
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
  Unrealized holding gains/(losses) arising during period,
    net of tax expense/(benefit) of $1,805 in 1998 and
    ($26,214) in 1997.......................................         2,795          (39,841)
  Less reclassification adjustment for realized gains
    included in income statement, net of tax expense of
    $3,192 in 1998 and $532 in 1997.........................        (4,839)            (806)
                                                                  --------         --------
Other comprehensive income (loss)...........................        (2,044)         (40,647)
                                                                  --------         --------
Comprehensive income (loss).................................      $ 43,355         $ (1,314)
                                                                  ========         ========

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 March 31   December 31      March 31
(in thousands)                                                       1998          1997          1997
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,090,811   $ 1,304,374   $ 1,657,846
Money market assets:
  Interest-bearing deposits at banks........................      290,929       598,070       620,917
  Federal funds sold and securities purchased under
    agreement to resell.....................................       82,769        80,782       443,649
Trading account assets......................................       45,783        53,209        44,234
Portfolio securities available-for-sale.....................    5,720,835     5,229,390     4,848,503
Loans, net of unearned income of $3,646 in 1998, $4,390 and
  $6,271 in 1997............................................   11,502,797    10,868,250    11,135,883
Allowance for possible loan losses..........................     (133,128)     (130,876)     (142,263)
  Net loans.................................................   11,369,669    10,737,374    10,993,620
Premises and equipment......................................      315,452       314,642       283,137
Customers' liability on acceptances.........................       46,688        46,480        66,859
Assets held for sale........................................           --       725,760            --
Goodwill and other valuation intangibles....................      278,832       292,981       308,405
Other assets................................................      883,624       750,399       617,166
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $20,125,392   $20,133,461   $19,884,336
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- non interest-bearing........  $ 3,125,485   $ 4,192,454   $ 3,862,473
                           -- interest-bearing..............    8,962,350     8,489,732     7,774,870
Deposits in foreign offices -- noninterest-bearing..........       18,701        18,431        54,391
                          -- interest-bearing...............    1,272,535     1,731,446     1,926,264
                                                              -----------   -----------   -----------
      Total deposits........................................   13,379,071    14,432,063    13,617,998
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,445,461     2,451,873     2,815,140
Commercial paper outstanding................................      305,956       351,427       264,391
Other short-term borrowings.................................        4,764       503,320        44,065
Senior notes................................................      468,000       100,000       950,000
Acceptances outstanding.....................................       46,688        46,480        66,859
Accrued interest, taxes and other expenses..................      158,775       154,373       165,846
Other liabilities...........................................       77,296        82,132        81,590
Minority interest - preferred stock of subsidiary...........      250,000            --            --
Long-term notes.............................................      379,324       379,278       379,149
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   18,515,335    18,500,946    18,385,038
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value): authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000       180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value): authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      486,880       486,545       484,513
Retained earnings...........................................      835,403       856,152       785,211
Accumulated other comprehensive income (loss) -- unrealized
  gains on securities available-for-sale, net of deferred
  taxes of $6,176 in 1998, $7,563 and ($32,110) in 1997.....        9,434        11,478       (48,766)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,610,057     1,632,515     1,499,298
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $20,125,392   $20,133,461   $19,884,336
                                                              ===========   ===========   ===========

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended March 31
                                                              --------------------------
                       (in thousands)                            1998            1997
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,632,515      $1,515,166
  Net income................................................      45,399          39,333
  Contributions to capital..................................         335             194
  Dividends -- Series A preferred stock.....................      (3,262)         (3,262)
  Dividends -- Series B preferred stock.....................        (886)           (886)
  Dividends -- common stock.................................     (62,000)        (10,600)
  Other comprehensive income (loss), net of tax.............      (2,044)        (40,647)
                                                              ----------      ----------
BALANCE AT MARCH 31.........................................  $1,610,057      $1,499,298
                                                              ==========      ==========

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended March 31
                                                              ----------------------------
                       (in thousands)                            1998             1997
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    45,399      $    39,333
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................        5,517           13,882
  Depreciation and amortization, including intangibles......       17,483           17,013
  Deferred tax expense (benefit)............................        5,478             (193)
  Gain on sales of portfolio securities.....................       (8,031)          (1,338)
  Gain on sale of credit card portfolio.....................      (12,000)               -
  Trading account net sales.................................        7,426           66,121
  Net decrease (increase) in interest receivable............       18,823             (551)
  Net increase in interest payable..........................       11,813            2,284
  Net (increase) decrease in loans held for resale..........      (64,587)          19,924
  Other, net................................................      (19,152)          (4,538)
                                                              -----------      -----------
    Net cash provided by operating activities...............        8,169          151,937
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks........      307,141           37,340
  Net increase in Federal funds sold and securities
    purchased under agreement to resell.....................       (1,987)        (148,857)
  Proceeds from sales of securities available-for-sale......      980,181          155,352
  Proceeds from maturities of securities
    available-for-sale......................................    4,145,859        2,551,257
  Purchases of securities available-for-sale................   (5,612,885)      (3,635,984)
  Net increase in loans.....................................     (540,628)        (424,984)
  Proceeds from sales of premises and equipment.............       16,225            3,815
  Purchases of premises and equipment.......................      (30,666)         (21,912)
  Other, net................................................     (156,141)          80,699
                                                              -----------      -----------
    Net cash used by investing activities...................     (892,901)      (1,403,274)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................   (1,052,992)         627,697
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      993,588          832,093
  Net decrease in commercial paper outstanding..............      (45,471)         (70,262)
  Net decrease in short-term borrowings.....................     (498,556)        (303,625)
  Proceeds from issuance of senior notes....................    2,448,000        1,230,000
  Repayment of senior notes.................................   (2,080,000)        (630,000)
  Proceeds from the sale of the credit card portfolio.......      722,748               --
  Proceeds from issuance of preferred stock of subsidiary...      250,000               --
  Cash dividends paid on preferred stock....................       (4,148)          (4,148)
  Cash dividends paid on common stock.......................      (62,000)         (10,600)
                                                              -----------      -----------
    Net cash provided by financing activities...............      671,169        1,671,155
                                                              -----------      -----------
    Net (decrease) increase in cash and demand balances due
     from banks.............................................     (213,563)         419,818
    Cash and demand balances due from banks at January 1....    1,304,374        1,238,028
                                                              -----------      -----------
    Cash and demand balances due from banks at March 31.....  $ 1,090,811      $ 1,657,846
                                                              ===========      ===========

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1997.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSCertain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the quarter ended March 31, totaled $169.4 million and $157.0 million in 1998 and 1997, respectively. Cash income tax payments over the same periods totaled $3.9 million and $2.7 million, respectively.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                        Quarter Ended March 31
                                                                ---------------------------------------
Daily Average Balances (in millions)                                        1998                  1997
                                                                -----------------     -----------------

Average Rates Earned and Paid (fully taxable equivalent
basis)                                                          Balances    Rates     Balances    Rates
-------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................    $    540     4.78%    $    610     5.40%
  Federal funds sold and securities purchased under
    agreement to resell.....................................         127     6.40          206     5.47
                                                                --------              --------
         Total money market assets..........................         667     5.09          816     5.42
Trading account assets......................................          59     6.51           70     6.86
Portfolio securities available-for-sale:
  U.S. Treasury and Federal agency..........................       5,147     6.35        4,223     6.33
  State and municipal.......................................         296     8.54          296     8.74
  Other.....................................................          35     4.56           31     5.23
                                                                --------              --------
         Total portfolio securities available-for-sale......       5,478     6.46        4,550     6.49
Loans, net of unearned income...............................      10,991     7.92       10,662     8.41
Assets held for sale........................................         220    15.33           --       --
                                                                --------              --------
         TOTAL INTEREST-EARNING ASSETS......................      17,415     7.43       16,098     7.71
                                                                --------              --------
Cash and demand balances due from banks.....................       1,240                 1,221
Other assets................................................       1,346                 1,187
                                                                --------              --------
         Total assets.......................................    $ 20,001              $ 18,506
                                                                ========              ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........    $  3,166     3.53     $  2,816     3.20
Savings deposits and certificates...........................       4,734     5.03        4,699     4.88
Other time deposits.........................................       1,164     5.62          414     5.35
Foreign office time deposits................................       1,249     5.49        1,729     5.30
                                                                --------              --------
         TOTAL INTEREST-BEARING DEPOSITS....................      10,313     4.69        9,658     4.48
Short-term borrowings.......................................       3,977     5.35        3,591     5.16
Minority interest -- preferred stock of subsidiary..........         136     7.38           --       --
Long-term notes.............................................         379     7.33          379     7.18
                                                                --------              --------
         TOTAL INTEREST-BEARING LIABILITIES.................      14,805     4.96       13,628     4.73
Noninterest-bearing deposits................................       3,274                 3,036
Other liabilities...........................................         300                   335
Stockholder's equity........................................       1,622                 1,507
                                                                --------              --------
         Total liabilities and stockholder's equity.........    $ 20,001              $ 18,506
                                                                ========              ========
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...................................................                 3.22%                 3.70%
                                                                            =====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT

Tax-exempt interest income has been restated to a comparable taxable level.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE

Yields on securities classified as available-for-sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
FIRST QUARTER 1998
COMPARED WITH
FIRST QUARTER 1997
--------------------------------------------------------------------------------
SUMMARY The Corporation had first quarter 1998 earnings of $45.4 million, an increase of $6.1 million or 15 percent from first quarter 1997. For the current quarter, annualized return on average common stockholder's equity was 11.98 percent compared to 11.13 percent in the first quarter of 1997. Annualized return on average assets was
           0.92 percent compared to 0.86 percent a year ago. This quarter was affected by the January, 1998 sale of Harris Trust and Savings Bank's credit card portfolio resulting in a pretax gain of $12.0 million. In addition, the Corporation recognized a one-time pretax charge of $8.7 million for certain process improvements and system conversions, including write-offs of discontinued systems.
               First quarter net interest income on a fully taxable equivalent basis was $138.4 million, down $9.0 million or 6 percent from $147.4 million in 1997's first quarter. At the time of the January credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to first quarter 1997. Average earning assets rose 8 percent to $17.42 billion from $16.10 billion in 1997, primarily attributable to an increase of $329 million in average loans and $928 million in the investment securities portfolio. Excluding the credit card portfolio, average loans rose $1.3 billion or 13 percent. Commercial, installment and residential real estate lending were all strong contributors to this growth. Net interest margin declined to 3.22 percent from 3.70 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card loans earlier in the current quarter.
               The first quarter provision for credit losses of $5.5 million was down $8.4 million from $13.9 million in the first quarter of 1997 because of the change in the risk profile of the portfolio. Net charge-offs decreased from $13.8 million to $3.3 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
               Noninterest income increased $21.9 million or 25 percent to $109.8 million for first quarter 1998 from the same quarter last year. The $12.0 million gain on the sale of the credit card portfolio was partially offset by writedowns in the value of certain accounts in the portfolio prior to sale in addition to lower credit card fees, together amounting to $8.5 million. In the current quarter, service charge fees rose by $3.3 million and trust and investment management fees improved by $2.1 million compared to first quarter 1997. Foreign exchange income increased $0.8 million and trading income increased $0.6 million. Net gains from debt portfolio securities sales increased from $1.4 million in the first quarter 1997 to $8.0 million during the current quarter. Other income which includes syndication fees, gains on mortgage loan sales and other fees increased $5.0 million (excluding the credit card transaction).
               First quarter 1998 noninterest expenses of $169.6 million rose $12.6 million from first quarter last year. Excluding the $8.7 million one-time cost for restructuring charges, total expenses increased 3 percent in the first quarter 1998 compared to the year-earlier quarter.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                 Quarter Ended March 31
                                                                                 -----------------------
                                        (in thousands)                               1998           1997
                 ---------------------------------------------------------------------------------------
                 Interest income.............................................    $312,354       $300,494
                 Fully taxable equivalent adjustment.........................       7,291          6,122
                                                                                 --------       --------
                     Interest income (fully taxable equivalent basis)........     319,645        306,616
                 Interest expense............................................     181,228        159,262
                                                                                 --------       --------
                     Net interest income (fully taxable
                       equivalent basis).....................................    $138,417       $147,354
                                                                                 ========       ========
                 Increase (decrease) due to change in:
                     Volume..................................................    $ 11,291       $ 18,321
                     Rate....................................................     (20,228)           334
                                                                                 --------       --------
                          Total increase (decrease) in net interest income...    $ (8,937)      $ 18,655
                                                                                 ========       ========

           First quarter net interest income on a fully taxable equivalent basis was $138.4 million, down 6% from $147.4 million in first quarter 1997. At the date of the credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income. Average earning assets increased 8% or $1.32 billion to $17.42 billion from $16.10 billion in 1997. Net interest margin, the other principal determinant of net interest income, declined from 3.70% to 3.22% in the current quarter.
               Average loans rose $329 million, or 3%. Excluding the credit card portfolio, average loans rose $1.3 billion or 13%. Commercial, installment and residential real estate loans increased $679 million, $114 million and $464 million, respectively. Average portfolio securities were up 20%, or $928 million, primarily reflecting increased holdings of Federal agency securities. Total money market assets declined $149 million or 18% over first quarter 1997 levels.
               Funding for asset growth came primarily from money market accounts, other time deposits and short-term borrowings, which increased by an average of $963 million, $750 million and $386 million, respectively, offset by decreases in interest checking, savings deposits and certificates and foreign time deposits.
               The Corporation's declining net interest margin principally reflects the impact of the sale of the credit card portfolio earlier in the current quarter. In addition, most of the incremental funding for asset growth came in the form of interest-bearing deposits and other borrowings.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                                                   Quarter Ended March 31
                                                                                -----------------------------------------
                 Daily Average Balances (in millions)                                          1998                  1997
                 Average Rates Earned and Paid                                  -------------------   -------------------
                 (fully taxable equivalent basis)                               Balances      Rates   Balances      Rates
                 --------------------------------------------------------------------------------------------------------
                 Interest-earning assets.....................................   $ 17,416       7.43%  $ 16,097       7.71%
                                                                                ========              ========
                 Interest-bearing liabilities................................   $ 14,806       4.96   $ 13,628       4.73
                 Noninterest-bearing sources of funds........................      2,610         --      2,469         --
                                                                                --------              --------
                     Total supporting liabilities............................   $ 17,416       4.21   $ 16,097       4.01
                                                                                ========              ========
                 Net interest margin (related to average interest-earning
                   assets)...................................................                  3.22%                 3.70%
                                                                                           ========              ========

--------------------------------------------------------------------------------

                                                                                    Quarter
                                                                                Ended March 31       Increase (Decrease)
   Noninterest                                                                -------------------    --------------------
     Income                        (dollars in thousands)                       1998       1997        Amount        %
                   ------------------------------------------------------------------------------------------------------
                   Trust and investment management fees...................    $ 33,690    $31,594     $ 2,096         7
                   Trading account........................................       1,516        928         588        63
                   Foreign exchange.......................................       1,650        888         762        86
                   Charge card............................................       7,218     11,603      (4,385)      (38)
                   Service fees and charges...............................      26,743     23,396       3,347        14
                   Securities gains.......................................       8,031      1,338       6,693       500
                   Gain on sale of credit card portfolio..................      12,000         --      12,000        --
                   Other..................................................      18,930     18,106         824         5
                                                                              --------    -------     -------
                   Total noninterest income...............................    $109,778    $87,853     $21,925        25
                                                                              ========    =======     =======       ===

           Noninterest income for the first quarter was $109.8 million, an increase of $21.9 million or 25% from the first quarter of 1997. In the current quarter, the Corporation realized a gain of $12.0 million on the sale of the credit card portfolio which was partially offset by writedowns in the value of certain accounts in the card portfolio prior to sale in addition to lower credit card fees, together amounting to $8.5 million. Service fees and charges were $26.7 million, an increase of $3.3 million or 14% from first quarter 1997. Trust and investment management revenue was $33.7 million, an increase of $2.1 million or 7% from the previous year. Excluding the effect of the writedown in the value of certain credit card accounts, other income including syndication fees, gains from mortgage sales, foreign fees, income from bank-owned life insurance and other miscellaneous items, increased $5.0 million or 27% over the previous year. Foreign exchange revenue was $1.7 million, up 86% from the first quarter of 1997. Net gains reported from the sale of debt securities totaled $8.0 million, up $6.7 million from first quarter 1997.

--------------------------------------------------------------------------------

   NONINTEREST                                                                    Quarter
    EXPENSES                                                                   Ended March 31       Increase (Decrease)
   and Income                                                               --------------------    --------------------
      Taxes                       (dollars in thousands)                      1998        1997        Amount        %
                   -----------------------------------------------------------------------------------------------------
                   Salaries and other compensation......................    $ 77,759    $ 74,365     $ 3,394         5
                   Pension, profit sharing and other employee
                     benefits...........................................      14,785      15,737        (952)       (6)
                   Net occupancy........................................      12,398      14,495      (2,097)      (14)
                   Equipment............................................      12,764      10,554       2,210        21
                   Marketing............................................       5,686       5,989        (303)       (5)
                   Communication and delivery...........................       6,006       5,374         632        12
                   Deposit insurance....................................         759         652         107        16
                   Expert services......................................       6,852       5,228       1,624        31
                   Restructuring charge.................................       8,684          --       8,684        --
                   Other................................................      17,697      17,620          77        --
                                                                            --------    --------     -------
                                                                             163,390     150,014      13,376         9
                   Goodwill and other valuation intangibles.............       6,206       6,962        (756)      (11)
                                                                            --------    --------     -------
                   Total noninterest expenses...........................    $169,596    $156,976     $12,620         8
                                                                            ========    ========     =======       ===

--------------------------------------------------------------------------------

           Noninterest expenses for the first quarter totaled $169.6 million, an increase of $12.6 million or 8% from the first quarter of 1997. In the current quarter, the Corporation recognized a one-time pretax charge of $8.7 million for certain process improvements and system conversions, including write-offs of discontinued systems. Excluding the effect of the restructuring charges, total expenses increased 3% in first quarter 1998 compared to the year-earlier quarter.
               Employment-related expenses totaled $92.5 million, an increase of $2.4 million or 3%. Net occupancy expenses totaled $12.4 million, down $2.1 million from the prior year's first quarter. Equipment expenses increased $2.2 million or 21% over first quarter 1997. Expert services increased $1.6 million to $6.9 million in first quarter 1998. Excluding the effect of the restructuring charges, other noninterest expenses were virtually unchanged from the year-earlier quarter.
               Income tax expense totaled $20.4 million, an increase of $1.5 million or 8% from the $18.9 million recorded in first quarter 1997, reflecting an increase in pretax income.
--------------------------------------------------------------------------------

CAPITAL
POSITION Capital Position The Corporation's total equity capital at March 31, 1998 was $1.61 billion, compared with $1.63 billion and $1.50 billion at December 31, 1997 and March 31, 1997, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $93.4 million and $16.6 million, respectively.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4% and total regulatory capital to risk-weighted assets of 8%.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50% of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 9.17% and 11.94%, respectively, at March 31, 1998. HTSB's Tier 1 and total risk-based capital ratios were 8.70% and 11.72%, respectively, at March 31, 1998.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4% to 5% for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.95% and 7.98%, respectively, for the first quarter of 1998.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before March 31, 1998, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 1998, the Corporation's intangible assets totaled $279 million, including approximately $272 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.91% and 7.94%, respectively, for the first quarter of 1998.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                                  March 31    December 31       March 31
                 (dollars in thousands)                                               1998           1997           1997
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $20,125,392    $20,133,461    $19,884,336
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $20,000,660    $19,978,660    $18,505,557
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $13,026,949    $13,051,738    $12,492,076
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,320,318    $ 4,112,859    $ 3,675,803
                                                                               ===========    ===========    ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................    $17,071,320    $16,883,446    $15,876,608
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 1,565,893    $ 1,339,949    $ 1,256,812
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   472,722    $   470,443    $   501,582
                                                                               ===========    ===========    ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................    $ 2,037,970    $ 1,809,767    $ 1,757,774
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           7.95%          6.81%          6.87%
                 Risk-based capital ratios
                   Tier 1..................................................           9.17%          7.94%          7.92%
                   Total...................................................          11.94%         10.72%         11.07%

--------------------------------------------------------------------------------

  NONPERFORMING                                                                 March 31    December 31    March 31
     Assets                          (dollars in thousands)                         1998           1997      1997
                  -------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $ 26,557        $17,790    $ 31,370
                  Restructured loans..........................................     1,229            598       1,508
                                                                                --------    -----------    --------
                  Total nonperforming loans...................................    27,786         18,388      32,878
                  Other assets received in satisfaction of debt...............     1,564          1,300       1,598
                                                                                --------    -----------    --------
                  Total nonperforming assets..................................  $ 29,350        $19,688    $ 34,476
                                                                                ========    ===========    ========
                  Nonperforming loans to total loans (end of period)..........       .24%           .17%        .30%
                  Nonperforming assets to total loans (end of period).........       .26%           .18%        .31%
                                                                                ========    ===========    ========
                  90-day past due loans still accruing interest...............  $ 17,631        $27,083    $ 35,424
                                                                                ========    ===========    ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at March 31, 1998 totaled $29 million, or
           0.26 percent of total loans, up from $20 million or 0.18 percent of total loans at December 31, 1997 and down from $34 million or 0.31 percent of total loans a year ago.
               Interest shortfall for the quarter ended March 31, 1998 was $0.6 million compared to $1.0 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

--------------------------------------------------------------------------------

the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                        Impaired Loans        Impaired Loans
                                                                      For Which There Is    For Which There Is     Total Impaired
                               (dollars in thousands)                 Related Allowance    No Related Allowance        Loans
                 ----------------------------------------------------------------------------------------------------------------
                 March 31, 1998
                 Balance............................................       $10,447               $16,110              $26,557
                 Related allowance..................................         4,632                    --                4,632
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 5,815               $16,110              $21,925
                                                                           =======               =======              =======
                 December 31, 1997
                 Balance............................................       $ 2,360               $15,430              $17,790
                 Related allowance..................................         1,850                    --                1,850
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $   510               $15,430              $15,940
                                                                           =======               =======              =======
                 March 31, 1997
                 Balance............................................       $13,176               $18,194              $31,370
                 Related allowance..................................         4,887                    --                4,887
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 8,289               $18,194              $26,483
                                                                           =======               =======              =======

                                                                               Quarter Ended March 31
                                                                               -----------------------
                                    (dollars in thousands)                      1998            1997
                 -------------------------------------------------------------------------------------
                 Average impaired loans......................................  $24,337         $32,003
                                                                               =======         =======
                 Total interest income on impaired loans.....................  $    26         $    48
                                                                               =======         =======
                 Interest income on impaired loans recorded on a cash
                   basis.....................................................  $    26         $    48
                                                                               =======         =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                                 Quarter Ended March 31
                                                                                -------------------------
Loan Losses       (dollars in thousands)                                          1998             1997
                  ---------------------------------------------------------------------------------------
                  Balance, beginning of period................................  $130,876         $142,211
                                                                                --------         --------
                  Charge-offs.................................................    (4,991)         (17,616)
                  Recoveries..................................................     1,726            3,786
                                                                                --------         --------
                  Net charge-offs.............................................    (3,265)         (13,830)
                  Provision charged to operations.............................     5,517           13,882
                                                                                --------         --------
                  Balance at March 31.........................................  $133,128         $142,263
                                                                                ========         ========
                  Net charge-offs as a percentage of provision charged to
                    operations................................................        59%             100%
                  Allowance for possible loan losses to nonperforming loans
                    (period-end)..............................................       479              433
                  Allowance for possible loan losses to nonperforming assets
                    (period-end)..............................................       454              413
                  Allowance for possible loan losses to total loans
                    outstanding (period-end)..................................      1.16             1.28

               The Corporation's provision for loan losses for the current quarter was $5.5 million, down 60.3 percent from $13.9 million in last year's first quarter. Net charge-offs also decreased from $13.8 million to $3.3 million for the current quarter. The decrease in 1998 first quarter net charge-offs primarily reflects the sale of the charge card portfolio in the current quarter and the related reduction in charge card writeoffs, offset somewhat by an increase in commercial and installment loan net charge-offs. For the first quarter of 1998, net

--------------------------------------------------------------------------------

charge-offs related to commercial and installment loans were $1.7 million and $1.6 million, respectively, compared to $0.6 million and $0.9 million, respectively, for the first quarter of 1997.
               At March 31, 1998, the allowance for possible loan losses was $133 million, equal to 1.16 percent of total loans outstanding, compared to $142 million or 1.28 percent of total loans one year ago. The allowance as a percentage of nonperforming loans increased from 433 percent at March 31, 1997, to 479 percent at March 31, 1998.
--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 36 percent of the Corporation's total assets and amounted to $7.23 billion at March 31, 1998. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1998 or 1997.
               Total core deposits decreased from $11.45 billion or 65 percent of total non-equity funding at March 31, 1997 to $11.12 billion or 63 percent of total non-equity funding at March 31, 1998. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 7 percent quarter-to-quarter, reflecting increases in domestic demand deposits, money market accounts and savings deposits and certificates. Total wholesale deposits and short-term borrowings increased from $6.24 billion or 35 percent of total non-equity funding at March 31, 1997 to $6.48 billion or 37 percent of total non-equity funding at March 31, 1998. Total deposits averaged $13.59 billion in the first quarter of 1998, an increase of $893 million compared to the same quarter last year.
               Average money market assets in the first quarter of 1998 decreased $149 million or 18 percent from the same quarter last year. These assets represented 4 percent of average earning assets in 1998 compared to 5 percent a year ago. Average money market liabilities increased 11 percent to $3.28 billion this quarter from $2.95 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 1998, $468 million of short-term notes were outstanding compared to $950 million at March 31, 1997.

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

James J. Glasser
Chairman Emeritus
GATX Corporation

Dr. Leo M. Henikoff
President and
Chief Executive Officer
Rush-Presbyterian-St. Luke's
Medical Center

Richard M. Jaffee
Chairman
Oil-Dri Corporation of America

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

HARRIS BANK ST. CHARLES
St. Charles, Illinois

HARRIS BANK WILMETTE, N.A.
Wilmette, Illinois

HARRIS BANK WINNETKA, N.A.
Winnetka, Illinois

HARRIS TRUST BANK OF ARIZONA
Scottsdale, Arizona

HARRIS TRUST/BANK OF MONTREAL
(FORMERLY HARRIS TRUST COMPANY OF FLORIDA)
West Palm Beach, Florida
------------------------------

HARRIS BANKCORP, INC.
NON-BANK SUBSIDIARIES

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

BANK OF MONTREAL GLOBAL, INC.
Chicago, Illinois

MICHIGAN HOLDINGS, INC.
Chicago, Illinois

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS

                                      LOGO
First Quarter Report 1998

                             HARRIS BANKCORP, INC.