Form 10-Q
period 1998-06-30
HARRIS BANKCORP INC
filed 1998-08-13
CIK 45729

HARRIS BANKCORP, INC.
SECOND QUARTER REPORT 1998

                                      LOGO

LOGO        HARRIS
            BANKCORP, INC.

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                               Quarter Ended June 30           Six Months Ended June 30
                                                       -----------------------------      -----------------------------
                                                           1998        1997   Change          1998        1997   Change
-----------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS ($ IN THOUSANDS)
Net interest income..................................  $124,074    $146,350     (15)%     $255,200    $287,582      (11)%
Net interest income (fully taxable equivalent).......   131,546     153,168     (14)       269,963     300,522      (10)
Provision for loan losses............................     7,244      16,410     (56)        12,761      30,292      (58)
Noninterest income...................................   108,904      90,550      20        218,683     178,402       23
Noninterest expenses.................................   163,609     165,308      (1)       333,204     322,283        3
Net income...........................................    45,433      37,441      21         90,832      76,774       18
Cash dividends -- common stock.......................    14,500      12,400      17         76,500      23,000      233
Cash dividends -- preferred stock....................     4,148       4,148       0          8,297       8,297        0
Cash earnings (1)....................................    49,205      41,960      17         98,556      85,850       15
-----------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity........     11.87%      10.32%    155bp        11.93%      10.72%     121bp
Return on average assets.............................      0.87        0.79       8           0.89        0.82        7
Cash flow return on average common stockholder's
  equity (2).........................................     16.16       15.34      82          16.36       15.97       39
Cash flow return on average assets (3)...............      0.95        0.89       6           0.98        0.94        4
Tier 1 risk-based capital ratio......................      8.98        7.95     103
Total risk-based capital ratio.......................     11.54       10.93      61
Tier 1 leverage ratio................................      7.72        6.79      93
Allowance for possible loan losses to total loans
  (period-end).......................................      1.13        1.27     (14)
-----------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES ($ IN MILLIONS)
Loans, net of unearned income........................  $ 11,747    $ 10,912       8%      $ 11,481    $ 10,788        6%
Portfolio securities.................................     5,940       4,875      22          5,722       4,694       22
Money market assets..................................       394         854     (54)           529         835      (37)
Total interest-earning assets........................    18,129      16,753       8         17,774      16,427        8
Total assets.........................................    20,976      19,119      10         20,491      18,814        9
Deposits.............................................    14,063      12,982       8         13,826      12,839        8
Short-term borrowings................................     4,359       3,935      11          4,169       3,764       11
Common stockholder's equity..........................     1,395       1,295       8          1,396       1,288        8
-----------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END ($ IN MILLIONS)
Loans, net of unearned income........................  $ 12,035    $ 11,195       8%
Allowance for possible loan losses...................       135         142      (5)
Portfolio securities.................................     6,068       4,943      23
Total assets.........................................    21,905      20,163       9
Deposits.............................................    14,832      14,571       2
Common stockholder's equity..........................     1,420       1,330       7
Total stockholder's equity...........................     1,645       1,555       6
-----------------------------------------------------------------------------------------------------------------------

(1) Cash earnings are defined as earnings before amortization of goodwill and other valuation intangibles.

(2) Cash flow return on average common stockholder's equity is calculated as annualized net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(3) Cash flow return on average assets is calculated as annualized net income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had earnings of $45.4 million for the quarter ended June 30, 1998. This represented an increase of 21 percent from the same quarter a year ago when net income was $37.4 million.

               For the current quarter, annualized return on average common stockholder's equity (ROE) was 11.87 percent compared to 10.32 percent in second quarter 1997. Cash flow ROE was 16.16 percent currently, up from 15.34 percent in the year-earlier quarter. Increased earnings resulted from continued strong business momentum; revenue growth in corporate, private, and community banking; and effective control of operating costs.

               Net interest income on a fully taxable equivalent basis was $131.5 million, down $21.6 million or 14% from second quarter last year. Net interest margin declined from 3.67 percent in the second quarter last year to 2.91 percent currently, reflecting the impact of the sale of Harris Trust and Savings Bank's ("HTSB") credit card portfolio in January, 1998. Average earning assets rose 8 percent to $18.13 billion from $16.75 billion in second quarter 1997, attributable to an increase of $835 million in average loans and $989 million in the investment securities portfolio. Excluding the credit card portfolio, average loans rose $1.65 billion or 16 percent. Commercial and residential real estate lending were the primary contributors to this growth.

               Second quarter noninterest income of $108.9 million increased 22 percent from the same quarter last year, despite a $6.5 million decline in credit card fees resulting from the 1998 first quarter card portfolio sale. Service charge fees rose by $3.5 million while trust and investment management revenue increased $2.9 million. Other income, which includes syndication fees, mortgage loan sales, gains on asset sales and other fees, increased $16.1 million during the current quarter. Net gains from debt portfolio securities sales increased from $2.6 million in second quarter 1997 to $3.9 million during the current quarter, while bond trading profits doubled to $3.2 million.

               Second quarter 1998 noninterest expenses of $163.6 million decreased $1.7 million or 1 percent from second quarter a year ago. Income tax expense declined, reflecting a reduction in the effective tax rate.

               The second quarter 1998 provision for loan losses of $7.2 million was down from $16.4 million in the second quarter of 1997. Net loan charge-offs during the current quarter were $4.9 million compared to $16.7 million in the same period last year, with the difference primarily attributable to lower write-offs in the charge card portfolio.

               Nonperforming assets at June 30, 1998, were $29 million or 0.2 percent of total loans, compared to $33 million or 0.3 percent a year ago and unchanged from March 31, 1998. At June 30, 1998, the allowance for possible loan losses was $135 million, equal to 1.1 percent of loans outstanding, compared to $142 million or 1.3 percent at the end of second quarter 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 466 percent at June 30, 1998, compared to 434 percent at June 30, 1997.

               At June 30, 1998, equity capital of Harris Bankcorp amounted to $1.65 billion, up from $1.56 billion one year earlier. The regulatory leverage capital ratio was 7.72 percent for the second quarter of 1998 compared to 6.79 percent in the same quarter of 1997. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's June 30, 1998 Tier 1 and total risk-based capital ratios were 8.98 percent and 11.54 percent compared to respective ratios of 7.95 percent and 10.93 percent at June 30, 1997.

               Harris Bankcorp's net income for the six months ended June 30, 1998, was $90.8 million, up 18 percent from $76.8 million a year earlier. Current results were affected by the January 1998 sale of HTSB's credit card portfolio resulting in a pretax gain of $12.0 million. At the date of sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in 1998 net interest income. Also, in first

--------------------------------------------------------------------------------

           quarter 1998, the Corporation recognized a one-time pretax charge of $8.7 million for certain process improvements and system conversions, including write-offs of discontinued systems.

               Net interest income on a fully taxable equivalent basis declined by 10 percent or $30.6 million, reflecting the aforementioned credit card portfolio sale. Net interest margin declined to 3.06 percent currently from 3.68 percent in the six months ended June 30, 1997. Average earning assets rose 8 percent to $17.77 billion. Excluding the credit card portfolio, average loans increased $1.45 billion or 15 percent.

               Noninterest income increased $40.3 million, or 23 percent year-to-year, due to strong growth in trust and investment management income, syndication fees, service charge fees, and investment securities gains. The $12 million gain from the sale of the credit card portfolio was offset by a $15.9 million decline in credit card fees and writedowns in the value of certain accounts in the portfolio prior to the sale.

               The provision for loan losses decreased by $17.5 million or 58 percent to $12.8 million in the first six months of 1998. Net charge-offs declined by 73 percent reflecting lower write-offs from the credit card portfolio. Noninterest expenses increased $10.9 million or 3 percent year-to-year. Excluding the $8.7 million one-time cost for restructuring charges, total expenses increased 1 percent in 1998 compared to a year ago.

               Cash flow ROE for the first six months of 1998 was 16.36 percent compared to 15.97 percent for the period ended June 30, 1997.

           ALAN G. MCNALLY

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer          July 29, 1998

CONSOLIDATED STATEMENTS OF INCOME         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended June 30          Six Months Ended June 30
                                                                -----------------------         -------------------------
              (in thousands except share data)                      1998           1997              1998            1997
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $227,424       $232,736         $450,221        $454,172
Money market assets:
  Deposits at banks.........................................       1,850          8,790            8,214          16,920
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,023          2,985            4,027           5,754
Trading account.............................................         806            609            1,540           1,600
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      83,298         70,813          159,129         133,266
  State and municipal.......................................       4,058          4,421            8,299           8,764
  Other.....................................................         485            362              868             735
                                                                --------       --------         --------        --------
  Total interest income.....................................     319,944        320,716          632,298         621,211
                                                                --------       --------         --------        --------
INTEREST EXPENSE
Deposits....................................................     125,599        114,834          244,845         221,589
Short-term borrowings.......................................      44,836         39,246           87,714          76,345
Senior notes................................................      13,910         14,214           23,507          23,160
Minority interest -- dividends on preferred stock of
  subsidiary................................................       4,609             --            7,170              --
Long-term notes.............................................       6,916          6,072           13,862          12,535
                                                                --------       --------         --------        --------
  Total interest expense....................................     195,870        174,366          377,098         333,629
                                                                --------       --------         --------        --------
NET INTEREST INCOME.........................................     124,074        146,350          255,200         287,582
Provision for loan losses...................................       7,244         16,410           12,761          30,292
                                                                --------       --------         --------        --------
Net Interest Income after Provision for Loan Losses.........     116,830        129,940          242,439         257,290
                                                                --------       --------         --------        --------
NONINTEREST INCOME
Trust and investment management fees........................      36,019         33,159           69,709          64,753
Trading account.............................................       3,247          1,631            4,762           2,559
Foreign exchange............................................       1,650          1,232            3,300           2,120
Merchant and charge card fees...............................       6,382         12,830           13,600          24,432
Service fees and charges....................................      27,158         23,703           53,902          47,099
Portfolio securities gains..................................       3,945          2,630           11,977           3,968
Gain on sale of charge card portfolio.......................          --             --           12,000              --
Other.......................................................      30,503         15,365           49,433          33,471
                                                                --------       --------         --------        --------
  Total noninterest income..................................     108,904         90,550          218,683         178,402
                                                                --------       --------         --------        --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      81,920         77,340          159,679         151,704
Pension, profit sharing and other employee benefits.........      15,204         15,485           29,989          31,222
Net occupancy...............................................      13,263         13,583           25,660          28,078
Equipment...................................................      13,076         12,263           25,839          22,816
Marketing...................................................       6,909          7,046           12,595          13,036
Communication and delivery..................................       5,110          5,963           11,116          11,336
Deposit insurance...........................................         794            770            1,553           1,421
Expert services.............................................       6,893          8,276           13,745          13,504
Restructuring charges.......................................          --             --            8,684              --
Other.......................................................      14,578         17,671           32,276          35,294
                                                                --------       --------         --------        --------
                                                                 157,747        158,397          321,136         308,411
Goodwill and other valuation intangibles....................       5,862          6,911           12,068          13,872
                                                                --------       --------         --------        --------
  Total noninterest expenses................................     163,609        165,308          333,204         322,283
                                                                --------       --------         --------        --------
Income before income taxes..................................      62,125         55,182          127,918         113,409
Applicable income taxes.....................................      16,692         17,741           37,086          36,635
                                                                --------       --------         --------        --------
  NET INCOME................................................      45,433         37,441           90,832          76,774
Dividends on preferred stock................................       4,148          4,148            8,297           8,297
                                                                --------       --------         --------        --------
Net Income Applicable to Common Stock.......................    $ 41,285       $ 33,293         $ 82,535        $ 68,477
                                                                ========       ========         ========        ========
BASIC AND DILUTED EARNINGS PER COMMON SHARE (based on
  6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................    $   6.19       $   4.99         $  12.38        $  10.27

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME        Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended June 30          Six Months Ended June 30
                                                                ---------------------         -------------------------
                       (in thousands)                              1998          1997              1998            1997
-----------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $45,433       $37,441          $90,832         $76,774
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
    Unrealized holding gains/(losses) arising during period,
      net of tax expense for the quarter of $6,935 in 1998
      and $21,595 in 1997 and net of tax expense/(benefit)
      for the year-to-date period of $8,749 in 1998 and
      ($4,619) in 1997......................................     10,436        36,896           13,231          (2,945)
    Less reclassification adjustment for realized gains
      included in income statement, net of tax expense for
      the quarter of $1,568 in 1998 and $1,045 in 1997 and
      net of tax expense for the year-to-date period of
      $4,761 in 1998 and $1,577 in 1997.....................     (2,377)       (1,585)          (7,216)         (2,391)
                                                                -------       -------          -------         -------
Other comprehensive income (loss)...........................      8,059        35,311            6,015          (5,336)
                                                                -------       -------          -------         -------
Comprehensive income........................................    $53,492       $72,752          $96,847         $71,438
                                                                =======       =======          =======         =======

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CONDITION      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  June 30   December 31       June 30
(in thousands except share data)                                     1998          1997          1997
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,473,705   $ 1,304,374   $ 1,776,743
Money market assets:
  Interest-bearing deposits at banks........................      303,582       598,070       628,982
  Federal funds sold and securities purchased under
    agreement to resell.....................................      202,664        80,782       239,389
Trading account assets......................................      109,350        53,209       101,569
Portfolio securities available-for-sale.....................    6,067,652     5,229,390     4,943,132
Loans, net of unearned income of $3,418 in 1998, $4,390 and
  $5,228 in 1997............................................   12,035,379    10,868,250    11,195,267
Allowance for possible loan losses..........................     (135,433)     (130,876)     (141,963)
  Net loans.................................................   11,899,946    10,737,374    11,053,304
Premises and equipment......................................      326,692       314,642       291,459
Customers' liability on acceptances.........................       39,065        46,480        46,107
Assets held for sale........................................           --       725,760            --
Goodwill and other valuation intangibles....................      274,445       292,981       302,259
Other assets................................................    1,208,372       750,399       779,977
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $21,905,473   $20,133,461   $20,162,921
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 3,550,547   $ 4,192,454   $ 3,889,181
                           -- interest-bearing..............    9,800,454     8,489,732     8,858,599
Deposits in foreign offices -- noninterest-bearing..........       27,188        18,431       127,332
                          -- interest-bearing...............    1,453,459     1,731,446     1,696,094
                                                              -----------   -----------   -----------
      Total deposits........................................   14,831,648    14,432,063    14,571,206
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,124,375     2,451,873     2,887,073
Commercial paper outstanding................................      350,070       351,427       274,370
Other short-term borrowings.................................      151,290       503,320         7,090
Senior notes................................................      868,000       100,000       240,000
Acceptances outstanding.....................................       39,065        46,480        46,107
Accrued interest, taxes and other expenses..................      156,259       154,373       140,527
Other liabilities...........................................      110,167        82,132        61,886
Minority interest -- preferred stock of subsidiary..........      250,000            --            --
Long-term notes.............................................      379,370       379,278       379,191
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   20,260,244    18,500,946    18,607,450
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000       180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      487,209       486,545       484,483
Retained earnings...........................................      862,187       856,152       806,103
Accumulated other comprehensive income (loss) -- unrealized
  gains (losses) on securities available-for-sale, net of
  deferred taxes of $11,543 in 1998, $7,563 and ($11,560) in
  1997......................................................       17,493        11,478       (13,455)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,645,229     1,632,515     1,555,471
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $21,905,473   $20,133,461   $20,162,921
                                                              ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY      Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                               1998            1997
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,632,515      $1,515,166
  Net income................................................      90,832          76,774
  Contributions to capital..................................         664             164
  Cash dividends -- Series A preferred stock................      (6,525)         (6,525)
  Cash dividends -- Series B preferred stock................      (1,772)         (1,772)
  Cash dividends -- common stock............................     (76,500)        (23,000)
  Other comprehensive income (loss), net of tax.............       6,015          (5,336)
                                                              ----------      ----------
BALANCE AT JUNE 30..........................................  $1,645,229      $1,555,471
                                                              ==========      ==========

The accompanying notes to financial statements are an integral part of this statement.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS     Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Six Months Ended June 30
                                                              ----------------------------
                       (in thousands)                                1998             1997
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    90,832      $    76,774
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................       12,761           30,292
  Depreciation and amortization, including intangibles......       34,233           34,232
  Deferred tax benefit......................................       (2,865)          (1,445)
  Gain on sales of portfolio securities.....................      (11,977)          (3,968)
  Gain on sale of credit card portfolio.....................      (12,000)              --
  Trading account net sales.................................      (56,141)           8,786
  Net (increase) decrease in interest receivable............        5,721          (18,504)
  Net increase (decrease) in interest payable...............        8,440          (10,742)
  Net increase in loans held for resale.....................      (98,910)          (6,892)
  Other, net................................................        1,592          (19,329)
                                                              -----------      -----------
    Net cash (used) provided by operating activities........      (28,314)          89,204
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks........      294,488           29,275
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........     (121,882)          55,403
  Proceeds from sales of securities available-for-sale......    1,289,659          360,343
  Proceeds from maturities of securities
    available-for-sale......................................    6,404,473        5,638,063
  Purchases of securities available-for-sale................   (8,510,422)      (6,963,919)
  Net increase in loans.....................................   (1,043,826)        (474,262)
  Proceeds from sales of premises and equipment.............       30,843           13,388
  Purchases of premises and equipment.......................      (67,345)         (50,116)
  Purchases of bank owned insurance.........................     (437,847)              --
  Other, net................................................      (15,147)        (101,415)
                                                              -----------      -----------
    Net cash used by investing activities...................   (2,177,006)      (1,493,240)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................      399,585        1,580,905
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      672,502          904,026
  Net decrease in commercial paper outstanding..............       (1,357)         (60,283)
  Net decrease in short-term borrowings.....................     (352,030)        (340,600)
  Proceeds from issuance of senior notes....................    4,960,000        3,265,000
  Repayment of senior notes.................................   (4,192,000)      (3,375,000)
  Proceeds from the sale of the credit card portfolio.......      722,748               --
  Proceeds from issuance of preferred stock of subsidiary...      250,000               --
  Cash dividends paid on preferred stock....................       (8,297)          (8,297)
  Cash dividends paid on common stock.......................      (76,500)         (23,000)
                                                              -----------      -----------
    Net cash provided by financing activities...............    2,374,651        1,942,751
                                                              -----------      -----------
    Net increase in cash and demand balances due from
     banks..................................................      169,331          538,715
    Cash and demand balances due from banks at January 1....    1,304,374        1,238,028
                                                              -----------      -----------
    Cash and demand balances due from banks at June 30......  $ 1,473,705      $ 1,776,743
                                                              ===========      ===========

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1997.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSCertain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30, totaled $368.7 million and $377.4 million in 1998 and 1997, respectively. Cash income tax payments over the same periods totaled $32.5 million and $39.6 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revises financial statement disclosure requirements for pension and other postretirement benefit plans. It standardizes the disclosure requirements for pension and other postretirement benefits, requires additional disclosure information regarding changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. The Statement does not change the measurement or recognition of the benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Corporation adopted this statement in 1998 and it did not have a material effect on the Corporation's financial position or results of operations.
               In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation is assessing the impact of adopting this Statement on its financial position and results of operations.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                   Quarter Ended June 30
                                                                  --------------------------------------
                                                                               1998                 1997
             Daily Average Balances (in millions)                 -----------------    -----------------
Average Rates Earned and Paid (fully taxable equivalent basis)    Balances    Rates    Balances    Rates
--------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks...                           $    269     2.76%   $    643     5.49%
  Federal funds sold and securities purchased under agreement
    to resell...                                                       125     6.50         211     5.66
                                                                  --------             --------
        Total money market assets...                                   394     3.95         854     5.53
Trading account assets...                                               68     6.39          55     5.77
Portfolio securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency...                                5,588     6.33       4,593     6.54
  State and municipal...                                               291     8.31         306     8.66
  Other...                                                              41     5.11          33     5.09
                                                                  --------             --------
        Total portfolio securities available-for-sale...             5,920     6.43       4,932     6.66
Loans, net of unearned income...                                    11,747     7.77      10,912     8.56
Assets held for sale...                                                 --       --          --       --
                                                                  --------             --------
        TOTAL INTEREST-EARNING ASSETS...                            18,129     7.24      16,753     7.84
                                                                  --------             --------
Cash and demand balances due from banks...                           1,244                1,190
Other assets...                                                      1,603                1,176
                                                                  --------             --------
        Total assets...                                           $ 20,976             $ 19,119
                                                                  ========             ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts...           $  3,397     3.60    $  2,741     3.23
Savings deposits and certificates...                                 4,629     4.93       4,717     4.92
Other time deposits...                                               1,595     5.60         972     5.59
Foreign office time deposits...                                      1,171     5.46       1,554     5.52
                                                                  --------             --------
        TOTAL INTEREST-BEARING DEPOSITS...                          10,792     4.67       9,984     4.61
Short-term borrowings...                                             4,359     5.41       3,935     5.37
Minority interest -- preferred stock of subsidiary...                  250     7.38          --       --
Long-term notes...                                                     379     7.29         379     7.26
                                                                  --------             --------
        TOTAL INTEREST-BEARING LIABILITIES...                       15,780     4.98      14,298     4.89
Noninterest-bearing deposits...                                      3,272                2,998
Other liabilities...                                                   304                  303
Stockholder's equity...                                              1,620                1,520
                                                                  --------             --------
        Total liabilities and stockholder's equity...             $ 20,976             $ 19,119
                                                                  ========             ========
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...                                                                   2.91%                3.67%
                                                                              =====                =====

                                                                               Six Months Ended June 30
                                                                ---------------------------------------
                                                                             1998                  1997
             Daily Average Balances (in millions)               -----------------     -----------------
Average Rates Earned and Paid (fully taxable equivalent basis)  Balances    Rates     Balances    Rates
--------------------------------------------------------------  ---------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks...                         $    403     4.11%    $    627     5.45%
  Federal funds sold and securities purchased under agreement
    to resell...                                                     126     6.45          208     5.57
                                                                --------              --------
        Total money market assets...                                 529     4.66          835     5.48
Trading account assets...                                             63     6.44           62     6.39
Portfolio securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency...                              5,369     6.34        4,407     6.45
  State and municipal...                                             294     8.42          303     8.65
  Other...                                                            38     4.95           32     5.13
                                                                --------              --------
        Total portfolio securities available-for-sale...           5,701     6.45        4,742     6.58
Loans, net of unearned income...                                  11,372     7.84       10,788     8.49
Assets held for sale...                                              109    15.33           --       --
                                                                --------              --------
        TOTAL INTEREST-EARNING ASSETS...                          17,774     7.34       16,427     7.77
                                                                --------              --------
Cash and demand balances due from banks...                         1,242                 1,206
Other assets...                                                    1,475                 1,181
                                                                --------              --------
        Total assets...                                         $ 20,491              $ 18,814
                                                                ========              ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts...         $  3,282     3.57     $  2,778     3.21
Savings deposits and certificates...                               4,681     4.98        4,708     4.90
Other time deposits...                                             1,381     5.61          695     5.52
Foreign office time deposits...                                    1,209     5.47        1,641     5.40
                                                                --------              --------
        TOTAL INTEREST-BEARING DEPOSITS...                        10,553     4.68        9,822     4.55
Short-term borrowings...                                           4,169     5.38        3,764     5.27
Minority interest -- preferred stock of subsidiary...                194     7.38           --       --
Long-term notes...                                                   379     7.33          379     7.22
                                                                --------              --------
        TOTAL INTEREST-BEARING LIABILITIES...                     15,295     4.97       13,965     4.81
Noninterest-bearing deposits...                                    3,273                 3,017
Other liabilities...                                                 302                   319
Stockholder's equity...                                            1,621                 1,513
                                                                --------              --------
        Total liabilities and stockholder's equity...           $ 20,491              $ 18,814
                                                                ========              ========
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...                                                                 3.06%                 3.68%
                                                                            =====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 1998 and 1997 and includes a State tax component.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
SECOND QUARTER 1998
COMPARED WITH
SECOND QUARTER 1997
--------------------------------------------------------------------------------

SUMMARY The Corporation had second quarter 1998 earnings of $45.4 million, an increase of $8.0 million or 21 percent from second quarter 1997. For the current quarter, annualized return on average common stockholder's equity was 11.87 percent compared to 10.32 percent in the second quarter of 1997. Annualized return on average assets was
           0.87 percent compared to 0.79 percent a year ago.
               Second quarter net interest income on a fully taxable equivalent basis was $131.5 million, down $21.6 million or 14 percent from $153.2 million in 1997's second quarter. At the time of the January credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to second quarter 1997. Average earning assets rose 8 percent to $18.13 billion from $16.75 billion in 1997, primarily attributable to an increase of $835 million in average loans and $989 million in the investment securities portfolio. Excluding the credit card portfolio, average loans rose $1.65 billion or 16 percent. Commercial and residential real estate lending were strong contributors to this growth. Net interest margin declined to 2.91 percent from 3.67 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card loans earlier this year.
               The second quarter provision for loan losses of $7.2 million was down $9.2 million from $16.4 million in the second quarter of 1997 because of the change in the risk profile of the portfolio due to the sale of the card loans in January of this year. Net charge-offs decreased from $16.7 million to $4.9 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
               Noninterest income increased $19.4 million or 22 percent to $108.9 million for second quarter 1998 compared to the same quarter last year. In the current quarter, service charge fees rose by $3.5 million and trust and investment management fees improved by $2.9 million compared to second quarter 1997. Foreign exchange income increased $0.4 million and trading income increased $1.6 million. Net gains from debt securities sales increased from $2.6 million in the second quarter 1997 to $3.9 million during the current quarter. Other income increased by $16.1 million due to increases in syndication fees, bank owned insurance investments, gains on mortgage loan sales and other fees.
               Second quarter 1998 noninterest expenses of $163.6 million decreased $1.7 million or 1 percent from last year.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                     Quarter Ended June 30         Six Months Ended June 30
                                                                    -----------------------       -------------------------
                                 (in thousands)                         1998           1997            1998            1997
                 ----------------------------------------------------------------------------------------------------------
                 Interest income................................    $319,944       $320,716       $632,298        $621,211
                 Fully taxable equivalent adjustment............       7,472          6,818         14,762          12,940
                                                                    --------       --------       --------        --------
                     Interest income (fully taxable equivalent
                       basis)...................................     327,416        327,534        647,060         634,151
                 Interest expense...............................     195,870        174,366        377,097         333,629
                                                                    --------       --------       --------        --------
                     Net interest income (fully taxable
                       equivalent basis)........................    $131,546       $153,168       $269,963        $300,522
                                                                    ========       ========       ========        ========
                 Increase (decrease) due to change in:
                     Volume.....................................    $ 11,841       $ 16,747       $ 22,982        $ 35,118
                     Rate.......................................     (33,463)         1,876        (53,541)          2,160
                                                                    --------       --------       --------        --------
                          Total increase (decrease) in net
                            interest income.....................    $(21,622)      $ 18,623       $(30,559)       $ 37,278
                                                                    ========       ========       ========        ========

           Second quarter net interest income on an FTE basis was $131.5 million, down 14% from $153.2 million in second quarter 1997. The January 1998 sale of the $700 million credit card portfolio resulted in the decline of current quarter net interest income, although average earning assets increased 8% or $1.38 billion to $18.13 billion from $16.75 billion in 1997. Average loans rose $835 million, or 8%. Commercial and residential real estate loans increased $819 million and $663 million, respectively. Average portfolio securities were up 20%, or $1.0 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets declined $461 million or 54% over second quarter 1997 levels.
               Funding for this asset growth came primarily from money market accounts, other time deposits and short-term borrowings, which increased by an average of $1.25 billion, $622 million and $424 million, respectively, offset by declines in interest checking, savings deposits and certificates and foreign time deposits.
               Net interest margin, the other principal determinant of net interest income, declined from 3.67% to 2.91% in the current quarter. The Corporation's declining net interest margin principally reflects the impact of the sale of the credit card portfolio. In addition, most of the incremental funding for asset growth came in the form of interest-bearing deposits and other borrowings as net noninterest-bearing sources of funds were down slightly in 1998.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                                  Quarter Ended June 30
                                                              -----------------------------------------
                 Daily Average Balances (in millions)                        1998                  1997
                 Average Rates Earned and Paid                -------------------   -------------------
                 (fully taxable equivalent basis)             Balances      Rates   Balances      Rates
                 --------------------------------------------------------------------------------------
                 Interest-earning assets...................   $ 18,129       7.24%  $ 16,753       7.84%
                                                              ========              ========
                 Interest-bearing liabilities..............   $ 15,780       4.98   $ 14,298       4.89
                 Noninterest-bearing sources of funds......      2,349                 2,455
                                                              --------              --------
                     Total supporting liabilities..........   $ 18,129       4.33   $ 16,753       4.17
                                                              ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                  2.91%                 3.67%
                                                                         ========              ========

                                                                              Six Months Ended June 30
                                                             -----------------------------------------
                 Daily Average Balances (in millions)                       1998                  1997
                 Average Rates Earned and Paid               -------------------   -------------------
                 (fully taxable equivalent basis)            Balances      Rates   Balances      Rates
                 ------------------------------------------  -----------------------------------------
                 Interest-earning assets...................  $ 17,774       7.34%  $ 16,427       7.77%
                                                             ========              ========
                 Interest-bearing liabilities..............  $ 15,295       4.97   $ 13,965       4.81
                 Noninterest-bearing sources of funds......     2,479                 2,462
                                                             --------              --------
                     Total supporting liabilities..........  $ 17,774       4.28   $ 16,427       4.09
                                                             ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                 3.06%                 3.68%
                                                                        ========              ========

--------------------------------------------------------------------------------

                                                         Quarter                                      Six Months
                                                   Ended June 30     Increase (Decrease)           Ended June 30
   NONINTEREST                               -------------------    --------------------    --------------------
     Income         (dollars in thousands)       1998       1997        Amount         %        1998        1997
                   ---------------------------------------------------------------------------------------------
                   Trust and investment
                     management fees.......  $ 36,019    $33,159     $ 2,860         9      $ 69,709    $ 64,753
                   Trading account.........     3,247      1,631       1,616        99         4,762       2,559
                   Foreign exchange........     1,650      1,232         418        34         3,300       2,120
                   Merchant and charge card
                     fees..................     6,382     12,830      (6,448)      (50)       13,600      24,432
                   Service fees and
                     charges...............    27,158     23,703       3,455        15        53,902      47,099
                   Securities gains........     3,945      2,630       1,315        50        11,977       3,968
                   Gain on sale of credit
                     card portfolio........        --         --          --        --        12,000          --
                   Other...................    30,503     15,365      15,138        99        49,433      33,471
                                             --------    -------     -------                --------    --------
                   Total noninterest
                     income................  $108,904    $90,550     $18,354        20      $218,683    $178,402
                                             ========    =======     =======       ===      ========    ========


                   Increase (Decrease)
   NONINTEREST     -------------------
     Income            Amount        %
                   -------------------
                    $  4,956        8
                       2,203       86
                       1,180       56
                     (10,832)     (44)
                       6,803       14
                       8,009        +
                      12,000       --
                      15,962       48
                    --------
                    $ 40,281       23
                    ========      ===

           Noninterest income for the 1998 second quarter was $108.9 million, an increase of $18.4 million or 20 percent from the second quarter of 1997. Service fees and charges totaled $27.2 million, an increase of $3.5 million or 15 percent from the prior year. Trust and investment management revenue was $36.0 million, an increase of $2.9 million or 9 percent from the previous year. Other income, including syndication fees, gains from mortgage sales, foreign fees, revenue from bank owned insurance investments and other miscellaneous items, increased $15.1 million or 99 percent over the previous year. Foreign exchange revenue was $1.7 million, up 34 percent from the second quarter of 1997. Net gains reported from the sale of debt portfolio securities totaled $3.9 million, up $1.3 million over 1997.
               Merchant and charge card fees declined $6.4 million or 50 percent from the previous year due to the sale of the credit card portfolio in the first quarter of 1998.

--------------------------------------------------------------------------------

   NONINTEREST
    EXPENSES
                                                          Quarter                                      Six Months
                                                    Ended June 30     Increase (Decrease)           Ended June 30
   AND INCOME                                --------------------    --------------------    --------------------
      Taxes         (dollars in thousands)     1998          1997        Amount         %        1998        1997
                   ----------------------------------------------------------------------------------------------
                   Salaries and other
                     compensation..........  $ 81,920    $ 77,340     $ 4,580         6      $159,679    $151,704
                   Pension, profit sharing
                     and other employee
                     benefits..............    15,204      15,485        (281)       (2)       29,989      31,222
                   Net occupancy...........    13,263      13,583        (320)       (2)       25,660      28,078
                   Equipment...............    13,076      12,263         813         7        25,839      22,816
                   Marketing...............     6,909       7,046        (137)       (2)       12,595      13,036
                   Communication and
                     delivery..............     5,110       5,963        (853)      (14)       11,116      11,336
                   Deposit insurance.......       794         770          24         3         1,553       1,421
                   Expert services.........     6,893       8,276      (1,383)      (17)       13,745      13,504
                   Restructuring charge....        --          --          --        --         8,684          --
                   Other...................    14,578      17,671      (3,093)      (18)       32,276      35,294
                                             --------    --------     -------                --------    --------
                                              157,747     158,397        (650)       --       321,136     308,411
                   Goodwill and other
                     valuation
                     intangibles...........     5,862       6,911      (1,049)      (15)       12,068      13,872
                                             --------    --------     -------                --------    --------
                   Total noninterest
                     expense...............  $163,609    $165,308     $(1,699)       (1)     $333,204    $322,283
                                             ========    ========     =======                ========    ========
                   Provision for income
                     taxes.................  $ 16,692    $ 17,741     $(1,049)       (6)     $ 37,086    $ 36,635
                                             ========    ========     =======       ===      ========    ========

   NONINTEREST
    EXPENSES

                    Increase (Decrease)
   AND INCOME      --------------------
      Taxes            Amount         %
                   --------------------
                    $ 7,975         5
                     (1,233)       (4)
                     (2,418)       (9)
                      3,023        13
                       (441)       (3)
                       (220)       (2)
                        132         9
                        241         2
                      8,684        --
                     (3,018)       (9)
                    -------
                     12,725         4
                     (1,804)      (13)
                    -------
                    $10,921         3
                    =======
                    $   451         1
                    =======       ===

--------------------------------------------------------------------------------

           Noninterest expenses for 1998 second quarter totaled $163.6 million, a decrease of $1.7 million or 1 percent from the second quarter of 1997.
               Employment-related expenses totaled $97.1 million, an increase of $4.3 million or 5 percent. Net occupancy expenses totaled $13.3 million, down $0.3 million from the prior year's second quarter. Equipment expenses increased $0.8 million or 7 percent over second quarter 1997. Expert services decreased $1.4 million to $6.9 million in second quarter 1998. Other noninterest expenses declined $3.1 million or 17 percent. Goodwill and other valuation intangibles declined $1.0 million or 15 percent, due to the credit card sale in the first quarter of 1998.
               Income tax expense totaled $16.7 million, a decrease of 6 percent from $17.7 million recorded in second quarter 1997. While pretax income increased, the effective tax rate declined from 40 percent to 35 percent.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at June 30, 1998 was $1.65 billion, compared with $1.63 billion and $1.56 billion at December 31, 1997 and June 30, 1997, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $95.5 million and $16.6 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and Bankcorp for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.98 percent and
           11.54 percent, respectively, at June 30, 1998. HTSB's Tier 1 and total risk-based capital ratios were 8.48 percent and 10.71 percent, respectively, at June 30, 1998.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.72 percent and 7.71 percent, respectively, for the second quarter of 1998.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before June 30, 1998, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 1998, the Corporation's intangible assets totaled $274 million, including approximately $266 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.68 percent and 7.67 percent, respectively, for the second quarter of 1998.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                                   June 30    December 31        June 30
                 (dollars in thousands)                                               1998           1997           1997
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $21,905,473    $20,133,461    $20,162,921
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $20,976,095    $19,978,660    $19,118,919
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $13,668,603    $13,051,738    $12,650,915
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,368,910    $ 4,112,859    $ 3,749,855
                                                                               ===========    ===========    ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................    $17,764,478    $16,883,446    $16,112,172
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 1,595,617    $ 1,339,949    $ 1,280,354
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   455,181    $   470,443    $   481,478
                                                                               ===========    ===========    ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................    $ 2,050,268    $ 1,809,767    $ 1,761,237
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           7.72%          6.81%          6.79%
                 Risk-based capital ratios
                   Tier 1..................................................           8.98%          7.94%          7.95%
                   Total...................................................          11.54%         10.72%         10.93%

--------------------------------------------------------------------------------

  NONPERFORMING                                                                 June 30    December 31    June 30
     Assets                          (dollars in thousands)                        1998           1997       1997
                  -----------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $25,671      $26,557      $29,198
                  Restructured loans..........................................    2,857        1,229        1,950
                                                                                -------    ---------      -------
                  Total nonperforming loans...................................   28,528       27,786       31,148
                  Other assets received in satisfaction of debt...............      767        1,564        1,526
                                                                                -------    ---------      -------
                  Total nonperforming assets..................................  $29,295      $29,350      $32,674
                                                                                =======    =========      =======
                  Nonperforming loans to total loans (end of period)..........      .24%         .24%         .28%
                  Nonperforming assets to total loans (end of period).........      .24%         .26%         .29%
                                                                                =======    =========      =======
                  90-day past due loans still accruing interest...............  $20,238      $17,631      $57,097
                                                                                =======    =========      =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 1998 totaled $29 million, virtually unchanged from March 31, 1998 but represented 0.24 percent of total loans down from 0.26 percent of total loans at March 31, 1998. Nonperforming assets were down from $33 million or 0.29 percent of total loans a year ago.
               Interest shortfall for the quarter ended June 30, 1998 was $0.9 million compared to $0.8 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off.

--------------------------------------------------------------------------------

Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                          Impaired Loans         Impaired Loans
                                                                      For Which There Is     For Which There Is    Total Impaired
                               (dollars in thousands)                  Related Allowance   No Related Allowance             Loans
                 ----------------------------------------------------------------------------------------------------------------
                 June 30, 1998
                 Balance............................................       $ 8,877               $16,794              $25,671
                 Related allowance..................................         5,708                    --                5,708
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 3,169               $16,794              $19,963
                                                                           =======               =======              =======
                 December 31, 1997
                 Balance............................................       $ 2,360               $15,430              $17,790
                 Related allowance..................................         1,850                    --                1,850
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $   510               $15,430              $15,940
                                                                           =======               =======              =======
                 June 30, 1997
                 Balance............................................       $11,725               $17,473              $29,198
                 Related allowance..................................         4,940                    --                4,940
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 6,785               $17,473              $24,258
                                                                           =======               =======              =======

                                                               Quarter Ended June 30          Six Months Ended June 30
                                                             -----------------------         -------------------------
                           (dollars in thousands)               1998            1997             1998             1997
                 -----------------------------------------------------------------------------------------------------
                 Average impaired loans....................  $28,267         $29,210         $26,313          $30,599
                                                             =======         =======         =======          =======
                 Total interest income on impaired loans...  $    29         $    14         $    55          $    62
                                                             =======         =======         =======          =======
                 Interest income on impaired loans recorded
                   on a cash basis.........................  $    29         $    14         $    55          $    62
                                                             =======         =======         =======          =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                Quarter Ended June 30          Six Months Ended June 30
                                                            -------------------------         -------------------------
Loan Losses       (dollars in thousands)                        1998             1997             1998             1997
                  -----------------------------------------------------------------------------------------------------
                  Balance, beginning of period............  $133,128         $142,263         $130,876         $142,211
                                                            --------         --------         --------         --------
                  Charge-offs.............................    (7,233)         (19,375)         (12,224)         (36,991)
                  Recoveries..............................     2,294            2,665            4,020            6,451
                                                            --------         --------         --------         --------
                  Net charge-offs.........................    (4,939)         (16,710)          (8,204)         (30,540)
                  Provision charged to operations.........     7,244           16,410           12,761           30,292
                                                            --------         --------         --------         --------
                  Balance at June 30......................  $135,433         $141,963         $135,433         $141,963
                                                            ========         ========         ========         ========
                  Net charge-offs as a percentage of
                    provision charged to operations.......        68%             102%              64%             101%
                  Allowance for possible loan losses to
                    nonperforming loans (period-end)......       475%             456%
                  Allowance for possible loan losses to
                    nonperforming assets (period-end).....       462%             434%
                  Allowance for possible loan losses to
                    total loans outstanding
                    (period-end)..........................      1.13%            1.27%

--------------------------------------------------------------------------------

           The Corporation's provision for loan losses for the current quarter was $7.2 million, down 56 percent from $16.4 million in last year's second quarter. Net charge-offs also decreased from $16.7 million to $4.9 million for the current quarter, bringing net charge-offs on a year-to-date basis to $8.2 million compared to $30.5 million in the same 1997 period. The decrease in 1998 second quarter net charge-offs primarily reflects the sale of the charge card portfolio in the first quarter 1998 and the related reduction in charge card writeoffs, offset somewhat by an increase in commercial loan net charge-offs. For the second quarter of 1998, net charge-offs related to commercial and installment loans were $3.7 million and $0.9 million, respectively, compared to $0.8 million and $1.2 million, respectively, for the second quarter of 1997.
               At June 30, 1998, the allowance for possible loan losses was $135 million, equal to 1.13 percent of total loans outstanding, down from $142 million or 1.27 percent of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 456 percent at June 30, 1997, to 475 percent at June 30, 1998.
--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 37 percent of the Corporation's total assets and amounted to $8.16 billion at June 30, 1998. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1998 or 1997.
               Total core deposits increased from $11.50 billion or 64 percent of total non-equity funding at June 30, 1997 to $11.67 billion or 60 percent of total non-equity funding at June 30, 1998. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 8 percent quarter-to-quarter, reflecting increases in domestic demand deposits, money market accounts and savings deposits and certificates. Total wholesale deposits and short-term borrowings increased from $6.48 billion or 36 percent of total non-equity funding at June 30, 1997 to $7.66 billion or 40 percent of total non-equity funding at June 30, 1998. Total deposits averaged $14.06 billion in the second quarter of 1998, an increase of $1.08 billion compared to the same quarter last year.
               Average money market assets in the second quarter of 1998 decreased $461 million or 54 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 1998 compared to 5 percent a year ago. Average money market liabilities increased 13 percent to $3.37 billion this quarter from $2.97 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu

--------------------------------------------------------------------------------

with all other senior unsecured indebtedness of HTSB. As of June 30, 1998, $868 million of short-term notes were outstanding compared to $240 million at June 30, 1997.
--------------------------------------------------------------------------------

FORWARD-
LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.
--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1997, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1997.
--------------------------------------------------------------------------------

YEAR 2000  In Form 10-K for the year ended December 31, 1997, the Corporation reported its program to plan, implement and manage year 2000 compliance. The Corporation's renovation efforts are continuing as planned. Management currently estimates the cost of achieving compliance to be approximately $42 million (pre-tax) over the cost of normal software upgrades and replacements that would have been incurred over the four-year period ending with the year 2000. Through June 30, 1998, approximately $20 million of costs have been incurred. A significant portion of these costs would probably not have been incremental to the Corporation, but would represent a redeployment of existing information technology resources.
--------------------------------------------------------------------------------

SIX MONTHS
ENDED
JUNE 30, 1998
COMPARED
WITH 1997  The Corporation's earnings for the six months ended June 30, 1998 were $90.8 million. This represented a $14.1 million or 18 percent increase from 1997 earnings of $76.8 million. Annualized return on average common stockholder's equity was 11.93 percent compared to
           10.72 percent a year ago. Annualized return on average assets was
           0.89 percent compared to 0.82 percent in the first half of 1997. Cash flow ROE was 16.36 percent for the current year-to-date period compared to 15.97 percent a year ago.
               Net interest income on a fully taxable equivalent basis was $270.0 million in the current period, a decrease of $30.6 million or 10 percent from $300.5 million in the first six months of 1997. Average earning assets increased to $17.77 billion from $16.43 billion a year ago primarily attributable to an increase of 5 percent or $587 million in average loans. Excluding the credit card portfolio, average loans rose $1.45 billion or 15 percent. Commercial, installment and residential real estate lending were all contributors to this growth. Net interest margin declined to 3.06 percent from 3.68 percent in 1997 primarily reflecting the impact of the sale of the credit card loans earlier this year.
               The 1998 provision for loan losses of $12.8 million was down $17.5 million from $30.3 million a year ago. Net charge-offs decreased $22.3 million to $8.2 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
               Noninterest income increased $40.3 million to $218.7 million in 1998 compared to a year ago. The $12.0 million gain on sale of the credit card portfolio was more than offset by writedowns in the value of

--------------------------------------------------------------------------------

certain accounts in the portfolio prior to sale, in addition to lower credit card fees amounting to $15.9 million. In the current year, trust income increased $5.0 million and service charge fees increased $6.8 million, while foreign exchange income increased $1.2 million. Securities gains were $8.0 million greater compared to a year ago. Other sources of noninterest income, which include syndication fees, revenue from bank owned insurance investments, gains on mortgage loan sales and fees on letters of credit, increased $16.0 million.
               Noninterest expenses of $333.2 million rose $10.9 million from a year ago. Excluding the $8.7 million one-time cost for restructuring charges, total expenses increased 1 percent in 1998 compared to a year ago.

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

Wilbur H. Gantz
Chairman of the Board and
Chief Executive Officer
PathoGenesis Corporation

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