Form 10-Q/A
period 1998-06-30
HARRIS BANKCORP INC
filed 1998-08-17
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)
[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998, OR

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

     At August 13, 1998 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.
        Consolidated Statement of Condition as of June 30, 1998, December 31, 1997 and June 30, 1997.

        Consolidated Statement of Income for the quarters and six months ended June 30, 1998 and 1997.

        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The above financial statements and financial review, included in the Corporation's 1998 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
            27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1998, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 1998.

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

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           1998 SECOND QUARTER REPORT
                                 JUNE 30, 1998