Form 10-Q
period 1998-09-30
HARRIS BANKCORP INC
filed 1998-11-12
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1998, OR

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

     At November 12, 1998 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.
        Consolidated Statement of Condition as of September 30, 1998, December 31, 1997 and September 30, 1997.

        Consolidated Statement of Income for the quarters and nine months ended September 30, 1998 and 1997.

        Consolidated Statement of Changes in Stockholder's Equity and Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The above financial statements and financial review, included in the Corporation's 1998 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1998, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November 1998.

                    /s/
------------------------------------------------
Pierre O. Greffe
Chief Financial Officer


                    /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                      Quarter Ended September 30         Nine Months Ended September 30
                                                     -----------------------------      ---------------------------------
                                                       1998        1997     Change        1998         1997      Change
-------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income................................  $122,885    $140,893      (13)%    $378,085     $427,774      (12)%
Net interest income (fully taxable equivalent).....   130,626     147,534      (11)      400,589      447,354      (10)
Provision for loan losses..........................     7,000      15,035      (53)       19,761       45,327      (56)
Noninterest income.................................   116,337     100,478       16       335,021      279,740       20
Noninterest expenses...............................   170,375     168,275        1       503,579      490,722        3
Net income.........................................    46,068      40,092       15       136,900      116,861       17
Cash and noncash dividends -- common stock.........    89,000      14,455      516       165,500       37,455      342
Cash dividends -- preferred stock..................     4,148       4,148        0        12,446       12,446        0
Cash earnings (1)..................................    49,876      44,681       12       148,432      130,526       14
-------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity......     12.17%      10.59%     158 bp      12.01%       10.67%     134 bp
Return on average assets...........................      0.85        0.83        2          0.88         0.82        6
Cash flow return on average common stockholder's
  equity (2).......................................     16.57       15.35      122         16.43        15.75       68
Cash flow return on average assets (3).............      0.93        0.93        0          0.96         0.94        2
Tier 1 risk-based capital ratio....................      8.71        8.03       68
Total risk-based capital ratio.....................     11.67       10.98       69
Tier 1 leverage ratio..............................      7.34        6.88       46
Allowance for possible loan losses to total loans
  (period-end).....................................      1.14        1.24      (10)
-------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income......................  $ 11,782    $ 11,008        7%     $ 11,582     $ 10,862        7%
Portfolio securities available-for-sale............     6,391       5,001       28         5,948        4,830       23
Money market assets................................       456         771      (41)          505          813      (38)
Total interest-earning assets......................    18,694      16,831       11        18,085       16,563        9
Total assets.......................................    21,637      19,259       12        20,877       18,964       10
Deposits...........................................    14,826      13,474       10        14,163       13,052        9
Short-term borrowings..............................     4,193       3,556       18         4,177        3,694       13
Common stockholder's equity........................     1,367       1,347        1         1,386        1,308        6
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income......................  $ 11,975    $ 11,198        7%
Allowance for possible loan losses.................       137         139       (1)
Portfolio securities available-for-sale............     6,607       4,897       35
Total assets.......................................    21,888      19,519       12
Deposits...........................................    14,725      13,930        6
Common stockholder's equity........................     1,423       1,368        4
Total stockholder's equity.........................     1,648       1,593        3
-------------------------------------------------------------------------------------------------------------------------

(1) Cash earnings are defined as earnings before amortization of goodwill and other valuation intangibles.

(2) Cash flow return on average common stockholder's equity is calculated as annualized net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(3) Cash flow return on average assets is calculated as annualized net income plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp, Inc. had earnings of $46.1 million for third quarter 1998 and $136.9 million for the nine months ended September 30, 1998, representing increases of 15% and 17%, respectively.

               This is the Corporation's third consecutive quarter of double-digit earnings growth and reflects continued growth and expansion. For the current quarter, cash flow return on average common stockholder's equity (cash flow ROE) was 16.57 percent compared to 15.35 percent in third quarter 1997. Increased earnings resulted from continued strong revenue growth in corporate, private, and community banking and effective control of operating costs.

               Net interest income on a fully taxable equivalent basis was $130.6 million, down $16.9 million or 11% from third quarter last year. Net interest margin declined from 3.48% in the third quarter last year to 2.77% currently, reflecting the impact of the sale of Harris Trust and Savings Bank's ("HTSB") credit card portfolio in January 1998. Average earning assets rose 11% to $18.69 billion from $16.83 billion in third quarter 1997, attributable to an increase of $774 million in average loans and $1.35 billion in the investment securities portfolio. Excluding the credit card portfolio, average loans rose $1.52 billion or 15%. Commercial loans and residential mortgages were the primary contributors to this growth.

               Third quarter noninterest income of $116.3 million increased 16% from the same quarter last year, despite a $6.1 million decline in merchant and charge card fees resulting from the 1998 first quarter card portfolio sale. Trust and investment management fees increased $2.8 million while service charge fees rose $2.4 million. Other income, which includes syndication fees, mortgage loan sales, gain on asset sales and other fees, increased $11.9 million during the current quarter. Net gains from portfolio securities sales increased from $5.9 million in third quarter 1997 to $7.7 million during the current quarter, while money market and bond trading profits of $3.6 million were up $2.8 million from the year-ago quarter.

               Third quarter 1998 noninterest expenses of $170.4 million were up 1% from third quarter a year ago. Income tax expense declined, reflecting a reduction in the effective tax rate.

               The third quarter 1998 provision for loan losses of $7.0 million was down from $15.0 million in the third quarter of 1997. Net loan charge-offs during the current quarter were $5.6 million compared to $18.1 million in the same period last year, with the difference primarily attributable to lower write-offs as a result of the credit card portfolio sale.

               Nonperforming assets at September 30, 1998, were $36 million or 0.3% of total loans, compared to $34 million or 0.3% a year ago and $29 million or 0.2% at June 30, 1998. At September 30, 1998, the allowance for possible loan losses was $137 million, equal to 1.1% of loans outstanding, compared to $139 million or 1.2% at the end of third quarter 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 380% at September 30, 1998, compared to 410% at September 30, 1997.

               At September 30, 1998, equity capital of Harris Bankcorp amounted to $1.65 billion, up from $1.59 billion one year earlier. With the volatility in global financial markets and associated "flight to quality", unrealized gains in the Corporation's investment portfolio included in equity capital increased to more than $100 million at September 30, 1998. The regulatory leverage capital ratio was 7.34 percent for the third quarter of 1998, compared to 6.88 percent in the same quarter of 1997. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies.

               Harris Bankcorp's net income for the nine months ended September 30, 1998 was $136.9 million, up 17% from $116.9 million a year earlier. Current results were affected by the January 1998 sale of HTSB's credit card portfolio resulting in a pretax gain of $12.0 million. At the date of sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction of 1998 net interest income. Also, in first

--------------------------------------------------------------------------------

           quarter 1998, the Corporation recognized a one-time pretax charge of $8.7 million for certain process improvements and system conversions, including write-offs of discontinued systems. Net interest income on a fully taxable equivalent basis declined by 10% or $46.8 million, reflecting the aforementioned credit card portfolio sale. For the same reason, net interest margin declined to 2.96% currently from 3.61% in the nine months ended September 30, 1997. Average earning assets rose 9% to $18.08 billion. Excluding the credit card portfolio, average loans increased $1.48 billion or 15%.

               Noninterest income increased $55.3 million, or 20% year-to-year, due to strong growth in trust and investment management fees, syndication fees, service charge fees, bond trading profits and portfolio securities gains. The $12 million gain from the first quarter sale of the credit card portfolio was offset by a $16.9 million decline in merchant and charge card fees.

               The provision for loan losses decreased by $25.5 million or 56% to $19.8 million in the first nine months of 1998. Net charge-offs declined by 72% reflecting lower write-offs from the credit card portfolio. Noninterest expenses increased $12.9 million or 3% year-to-year.

               Cash flow ROE for the first nine months of 1998 was 16.43 percent compared to 15.75 percent for the period ended September 30, 1997.

           ALAN G. MCNALLY

           Alan G. McNally
           Chairman of the Board and
           Chief Executive Officer          October 29, 1998

CONSOLIDATED STATEMENTS OF INCOME         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                                          Nine Months Ended
                                                                 Quarter Ended September 30                    September 30
                                                                ---------------------------         -----------------------
(in thousands except share data)                                      1998             1997             1998           1997
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................     $227,865         $234,386          $678,085       $687,804
Money market assets:
  Deposits at banks.........................................        1,840            7,134            10,054         24,054
  Federal funds sold and securities purchased under
    agreement to resell.....................................        3,049            3,088             7,076          8,842
Trading account.............................................        1,291              841             2,831          2,442
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................       89,288           69,391           248,418        202,658
  State and municipal.......................................        4,079            4,464            12,378         13,228
  Other.....................................................        1,233              409             2,101          1,143
                                                                 --------         --------          --------       --------
Total interest income.......................................      328,645          319,713           960,943        940,171
                                                                 --------         --------          --------       --------
INTEREST EXPENSE
Deposits....................................................      136,315          124,175           381,160        345,763
Short-term borrowings.......................................       42,589           39,217           130,302        115,510
Senior notes................................................       14,472            8,433            37,979         31,594
Minority interest -- dividends on preferred stock of
  subsidiary................................................        4,609               --            11,780             --
Long-term notes.............................................        7,775            6,995            21,637         19,530
                                                                 --------         --------          --------       --------
  Total interest expense....................................      205,760          178,820           582,858        512,397
                                                                 --------         --------          --------       --------
NET INTEREST INCOME.........................................      122,885          140,893           378,085        427,774
Provision for loan losses...................................        7,000           15,035            19,761         45,327
                                                                 --------         --------          --------       --------
Net Interest Income after Provision for Loan Losses.........      115,885          125,858           358,324        382,447
                                                                 --------         --------          --------       --------
NONINTEREST INCOME
Trust and investment management fees........................       37,078           34,320           106,787         99,073
Money market and bond trading...............................        3,632              793             8,395          3,352
Foreign exchange............................................        1,650            1,348             4,950          3,462
Merchant and charge card fees...............................        6,867           12,940            20,467         37,372
Service fees and charges....................................       27,445           25,079            81,347         71,641
Portfolio securities gains..................................        7,674            5,927            19,651          9,896
Gain on sale of charge card portfolio.......................           --               --            12,000             --
Other.......................................................       31,991           20,071            81,424         54,944
                                                                 --------         --------          --------       --------
  Total noninterest income..................................      116,337          100,478           335,021        279,740
                                                                 --------         --------          --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................       82,596           79,131           242,275        230,816
Pension, profit sharing and other employee benefits.........       14,645           14,942            44,633         46,212
Net occupancy...............................................       12,355           14,917            38,016         43,004
Equipment...................................................       13,019           12,282            38,859         35,099
Marketing...................................................        6,837            6,026            19,433         18,978
Communication and delivery..................................        5,263            6,126            16,379         17,463
Deposit insurance...........................................          741              736             2,294          2,157
Expert Services.............................................        8,902            9,101            22,647         22,727
Other.......................................................       20,048           17,978            61,006         53,358
                                                                 --------         --------          --------       --------
                                                                  164,406          161,239           485,542        469,814
Goodwill and other valuation intangibles....................        5,969            7,036            18,037         20,908
                                                                 --------         --------          --------       --------
  Total noninterest expenses................................      170,375          168,275           503,579        490,722
                                                                 --------         --------          --------       --------
Income before income taxes..................................       61,847           58,061           189,766        171,465
Applicable income taxes.....................................       15,779           17,969            52,866         54,604
                                                                 --------         --------          --------       --------
  NET INCOME................................................       46,068           40,092           136,900        116,861
Dividends on preferred stock................................        4,148            4,148            12,445         12,445
                                                                 --------         --------          --------       --------
Net Income Applicable to Common Stock.......................     $ 41,920         $ 35,944          $124,455       $104,416
                                                                 ========         ========          ========       ========
BASIC AND DILUTED EARNINGS PER COMMON SHARE (based on
  6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................     $   6.29         $   5.39          $  18.67       $  15.66

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME        Harris Bankcorp, Inc. and
                                                                    Subsidiaries
--------------------------------------------------------------------------------

                                                                        Quarter Ended               Nine Months Ended
                                                                         September 30                    September 30
                                                                ---------------------         -----------------------
(in thousands)                                                   1998          1997             1998             1997
---------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $46,068       $40,092         $136,900       $116,861
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
    Unrealized holding gains arising during period, net of
      tax expense for the quarter of $32,566 in 1998 and
      $15,493 in 1997 and net of tax expense for the
      year-to-date period of $41,315 in 1998 and $10,875 in
      1997..................................................     48,510        19,440           61,737         16,495
    Less reclassification adjustment for realized gains
      included in income statement, net of tax expense for
      the quarter of $3,050 in 1998 and $2,356 in 1997 and
      net of tax expense for the year-to-date period of
      $7,811 in 1998 and $3,934 in 1997.....................     (4,624)       (3,571)         (11,840)        (5,962)
                                                                -------       -------         --------       --------
Other comprehensive income..................................     43,886        15,869           49,897         10,533
                                                                -------       -------         --------       --------
Comprehensive income........................................    $89,954       $55,961         $186,797       $127,394
                                                                =======       =======         ========       ========

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CONDITION      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                              September 30   December 31   September 30
(in thousands except share data)                                      1998          1997           1997
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,158,777    $ 1,304,374   $ 1,252,362
Money market assets:
  Interest-bearing deposits at banks........................      213,720        598,070       550,234
  Federal funds sold and securities purchased under
    agreement to resell.....................................       61,953         80,782       402,379
Trading account assets......................................       91,040         53,209        35,467
Portfolio securities available-for-sale.....................    6,607,023      5,229,390     4,896,536
Loans, net of unearned income...............................   11,975,147     10,868,250    11,198,157
Allowance for possible loan losses..........................     (136,820)      (130,876)     (138,867)
  Net loans.................................................   11,838,327     10,737,374    11,059,290
Premises and equipment......................................      341,850        314,642       305,786
Customers' liability on acceptances.........................       34,997         46,480        41,205
Assets held for sale........................................           --        725,760            --
Goodwill and other valuation intangibles....................      271,560        292,981       297,724
Other assets................................................    1,269,078        750,399       678,364
                                                              -----------    -----------   -----------
      TOTAL ASSETS..........................................  $21,888,325    $20,133,461   $19,519,347
                                                              ===========    ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 3,269,482    $ 4,192,454   $ 3,177,985
                           -- interest-bearing..............   10,201,337      8,489,732     8,772,543
Deposits in foreign offices -- noninterest-bearing..........       23,329         18,431        23,421
                          -- interest-bearing...............    1,230,644      1,731,446     1,955,914
                                                              -----------    -----------   -----------
      Total deposits........................................   14,724,792     14,432,063    13,929,863
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    2,946,203      2,451,873     2,369,070
Commercial paper outstanding................................      240,983        351,427       354,372
Other short-term borrowings.................................      443,499        503,320        28,235
Senior notes................................................      762,000        100,000       605,000
Acceptances outstanding.....................................       34,997         46,480        41,205
Accrued interest, taxes and other expenses..................      194,443        154,373       156,857
Other liabilities...........................................      188,725         82,132        62,294
Minority interest -- preferred stock of subsidiary..........      250,000             --            --
Long-term notes.............................................      454,370        379,278       379,234
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES.....................................   20,240,012     18,500,946    17,926,130
                                                              -----------    -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000        180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000         45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340         53,340        53,340
Surplus.....................................................      493,492        486,545       484,877
Retained earnings...........................................      815,106        856,152       827,586
Accumulated other comprehensive income  -- unrealized gains
  on securities available-for-sale, net of deferred taxes of
  $41,059 in 1998, $7,563 and $1,577 in 1997................       61,375         11,478         2,414
                                                              -----------    -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,648,313      1,632,515     1,593,217
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $21,888,325    $20,133,461   $19,519,347
                                                              ===========    ===========   ===========

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY      Harris Bankcorp,
                                                           Inc. and Subsidiaries
--------------------------------------------------------------------------------

(in thousands)                                                      1998            1997
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,632,515      $1,515,166
  Net income................................................     136,900         116,861
  Contributions to capital..................................       6,947             558
  Noncash dividend..........................................          --          (2,455)
  Cash dividends -- Series A preferred stock................      (9,788)         (9,788)
  Cash dividends -- Series B preferred stock................      (2,658)         (2,658)
  Cash dividends -- common stock............................    (165,500)        (35,000)
  Other comprehensive income, net of tax....................      49,897          10,533
                                                              ----------      ----------
BALANCE AT SEPTEMBER 30.....................................  $1,648,313      $1,593,217
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

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS     Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                              Nine Months Ended September 30
                                                              ------------------------------
(in thousands)                                                        1998              1997
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    136,900      $    116,861
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................        19,761            45,327
  Depreciation and amortization, including intangibles......        49,404            51,574
  Deferred tax expense (benefit)............................         9,177            (2,241)
  Gain on sales of portfolio securities.....................       (19,651)           (9,896)
  Gain on sale of credit card portfolio.....................       (12,000)               --
  Trading account net (purchases) sales.....................       (37,831)           74,888
  Net decrease (increase) in interest receivable............        17,084           (22,192)
  Net increase (decrease) in interest payable...............        18,696            (2,123)
  Net increase in loans held for resale.....................      (107,642)          (52,002)
  Other, net................................................          (628)          (22,573)
                                                              ------------      ------------
    Net cash provided by operating activities...............        73,270           177,623
                                                              ------------      ------------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks........       384,350           108,023
  Net decrease (increase) in Federal funds sold and
    securities purchased under agreement to resell..........        18,829          (107,587)
  Proceeds from sales of securities available-for-sale......     1,703,049         1,043,072
  Proceeds from maturities of securities
    available-for-sale......................................    10,973,120         8,131,227
  Purchases of securities available-for-sale................   (13,947,750)      (10,058,282)
  Net increase in loans.....................................      (980,475)         (450,174)
  Proceeds from sales of premises and equipment.............        30,993            19,230
  Purchases of premises and equipment.......................       (93,857)          (80,591)
  Purchases of bank owned insurance investments.............      (447,956)               --
  Other, net................................................        (7,766)           (1,610)
                                                              ------------      ------------
    Net cash used by investing activities...................    (2,367,463)       (1,396,692)
                                                              ------------      ------------
FINANCING ACTIVITIES:
  Net increase in deposits..................................       292,729           939,562
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................       494,330           386,023
  Net (decrease) increase in commercial paper outstanding...      (110,444)           19,719
  Net decrease in short-term borrowings.....................       (59,821)         (319,455)
  Proceeds from issuance of senior notes....................     6,954,080         5,310,000
  Repayment of senior notes.................................    (6,292,080)       (5,055,000)
  Proceeds from issuance of long-term notes.................        75,000                --
  Proceeds from the sale of the credit card portfolio.......       722,748                --
  Proceeds from issuance of preferred stock of subsidiary...       250,000                --
  Cash dividends paid on preferred stock....................       (12,446)          (12,446)
  Cash dividends paid on common stock.......................      (165,500)          (35,000)
                                                              ------------      ------------
    Net cash provided by financing activities...............     2,148,596         1,233,403
                                                              ------------      ------------
    Net (decrease) increase in cash and demand balances due
     from banks.............................................      (145,597)           14,334
    Cash and demand balances due from banks at January 1....     1,304,374         1,238,028
                                                              ------------      ------------
    Cash and demand balances due from banks at September
     30.....................................................  $  1,158,777      $  1,252,362
                                                              ============      ============

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF   Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned
PRESENTATION  subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the
              Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
                  The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1997.
              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and
              Exchange Commission. Because the results of operations are so closely related to and responsive to changes in economic
              conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGS   Certain subsidiaries of the Corporation are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS For purposes of the Corporation's Consolidated Statement of Cash
              Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30, totaled $564.2 million and $514.6 million in 1998 and 1997, respectively. Cash income tax payments over the same periods totaled $36.3 million and $60.0 million, respectively.
-------------------------------------------------------------------------------
4. ACCOUNTING In February 1998, the Financial Accounting Standards Board (FASB)
   CHANGES    issued Statement of Financial Accounting Standards (SFAS) No. 132,
              "Employers' Disclosures about Pensions and Other Postretirement
              Benefits." The Statement revises financial statement disclosure requirements for pension and other postretirement benefit plans.
              It standardizes the disclosure requirements for pension and other postretirement benefits, requires additional disclosure information regarding changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. The Statement does not change the measurement or recognition of the benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. The
              Corporation adopted this statement in 1998 and it did not have a material effect on the Corporation's financial position or results of operations. In June 1998, the FASB issued SFAS No. 133,
              "Accounting for Derivative Instruments and Hedging Activities."
              The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                              Quarter Ended September 30
                                                                  --------------------------------------
                                                                               1998                 1997
             Daily Average Balances (in millions)                 -----------------    -----------------
Average Rates Earned and Paid (fully taxable equivalent basis)    Balances    Rates    Balances    Rates
--------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................      $    246     2.96%   $    557     5.08%
  Federal funds sold and securities purchased under agreement
    to resell...............................................           210     5.77         214     5.73
                                                                  --------             --------
        Total money market assets...........................           456     4.25         771     5.26
Trading account assets......................................           105     6.21          51     8.10
Portfolio securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency..........................         5,961     6.27       4,657     6.25
  State and municipal.......................................           300     8.11         311     8.61
  Other.....................................................            90     6.96          33     4.74
                                                                  --------             --------
        Total portfolio securities available-for-sale.......         6,351     6.36       5,001     6.38
Loans, net of unearned income...............................        11,782     7.76      11,008     8.47
Assets held for sale...                                                 --       --          --       --
                                                                  --------             --------
        TOTAL INTEREST-EARNING ASSETS.......................        18,694     7.14      16,831     7.70
                                                                  --------             --------
Cash and demand balances due from banks.....................         1,212                1,221
Other assets................................................         1,731                1,207
                                                                  --------             --------
        Total assets........................................      $ 21,637             $ 19,259
                                                                  ========             ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........      $  3,520     3.59    $  2,765     3.35
Savings deposits and certificates...........................         4,606     4.90       4,742     5.00
Other time deposits.........................................         2,114     5.62       1,058     5.60
Foreign office time deposits................................         1,280     5.47       1,871     5.54
                                                                  --------             --------
        TOTAL INTEREST-BEARING DEPOSITS.....................        11,520     4.70      10,436     4.72
Short-term borrowings.......................................         4,193     5.40       3,556     5.32
Minority interest -- preferred stock of subsidiary..........           250     7.38          --       --
Long-term notes.............................................           441     7.05         379     7.38
                                                                  --------             --------
        TOTAL INTEREST-BEARING LIABILITIES..................        16,404     4.98      14,371     4.94
Noninterest-bearing deposits................................         3,306                3,038
Other liabilities...........................................           335                  278
Stockholder's equity........................................         1,592                1,572
                                                                  --------             --------
        Total liabilities and stockholder's equity..........      $ 21,637             $ 19,259
                                                                  ========             ========
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...................................................                   2.77%                3.48%
                                                                              =====                =====

                                                                         Nine Months Ended September 30
                                                                ---------------------------------------
                                                                             1998                  1997
             Daily Average Balances (in millions)               -----------------     -----------------
Average Rates Earned and Paid (fully taxable equivalent basis)  Balances    Rates     Balances    Rates
--------------------------------------------------------------  ---------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................    $    351     3.84%    $    603     5.33%
  Federal funds sold and securities purchased under agreement
    to resell...............................................         154     6.14          210     5.62
                                                                --------              --------
        Total money market assets...........................         505     4.54          813     5.41
Trading account assets......................................          78     6.33           58     6.89
Portfolio securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency..........................       5,569     6.31        4,492     6.37
  State and municipal.......................................         296     8.31          305     8.74
  Other.....................................................          55     6.07           33     4.94
                                                                --------              --------
        Total portfolio securities available-for-sale.......       5,920     6.41        4,830     6.51
Loans, net of unearned income...............................      11,512     7.79       10,862     8.47
Assets held for sale........................................          70    15.84           --       --
                                                                --------              --------
        TOTAL INTEREST-EARNING ASSETS.......................      18,085     7.27       16,563     7.74
                                                                --------              --------
Cash and demand balances due from banks.....................       1,231                 1,211
Other assets................................................       1,561                 1,190
                                                                --------              --------
        Total assets........................................    $ 20,877              $ 18,964
                                                                ========              ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........    $  3,363     3.58     $  2,774     3.26
Savings deposits and certificates...........................       4,656     4.95        4,723     4.93
Other time deposits.........................................       1,628     5.61          814     5.56
Foreign office time deposits................................       1,233     5.47        1,718     5.45
                                                                --------              --------
        TOTAL INTEREST-BEARING DEPOSITS.....................      10,880     4.68       10,029     4.61
Short-term borrowings.......................................       4,177     5.39        3,694     5.28
Minority interest -- preferred stock of subsidiary..........         212     7.38           --       --
Long-term notes.............................................         400     7.21          379     7.27
                                                                --------              --------
        TOTAL INTEREST-BEARING LIABILITIES..................      15,669     4.97       14,102     4.86
Noninterest-bearing deposits................................       3,283                 3,023
Other liabilities...........................................         314                   306
Stockholder's equity........................................       1,611                 1,533
                                                                --------              --------
        Total liabilities and stockholder's equity..........    $ 20,877              $ 18,964
                                                                ========              ========
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...                                                                 2.96%                 3.61%
                                                                            =====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and 4.8 percent, respectively, in 1998 and 1997.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 1998
COMPARED WITH
THIRD QUARTER 1997
--------------------------------------------------------------------------------

SUMMARY The Corporation had third quarter 1998 earnings of $46.1 million, an increase of $6.0 million or 15 percent from third quarter 1997. For the current quarter, annualized return on average common stockholder's equity was 12.17 percent compared to 10.59 percent in the third quarter of 1997. Annualized return on average assets was
           0.85 percent compared to 0.83 percent a year ago.
               Third quarter net interest income on a fully taxable equivalent basis was $130.6 million, down $16.9 million or 11 percent from $147.5 million in 1997's third quarter. At the time of the January 1998 credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to third quarter 1997. Average earning assets rose 11 percent to $18.69 billion from $16.83 billion in 1997, primarily attributable to an increase of $774 million in average loans and $1.35 billion in the investment securities portfolio. Excluding the credit card portfolio, average loans rose $1.52 billion or 15 percent. Commercial loans and residential mortgages were the most significant contributors to this growth. Net interest margin declined to 2.77 percent from 3.48 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card loans earlier this year.
               The third quarter provision for loan losses of $7.0 million was down $8.0 million from $15.0 million in the third quarter of 1997 because of the change in the risk profile of the portfolio due to the sale of the card loans in January of this year. Net charge-offs decreased from $18.1 million to $5.6 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
               Noninterest income increased $15.9 million or 16 percent to $116.3 million for third quarter 1998 compared to the same quarter last year. In the current quarter, service charge fees rose by $2.4 million and trust and investment management fees improved by $2.8 million compared to third quarter 1997, while money market and bond trading income increased $2.8 million. Net gains from portfolio securities sales increased from $5.9 million in third quarter 1997 to $7.7 million during the current quarter. Other income increased by $11.9 million due to increases in bank owned insurance investments, gains on mortgage sales and other fees.
               Third quarter 1998 noninterest expenses of $170.4 million increased $2.1 million or 1 percent from last year.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                                            Nine Months Ended
                                                                    Quarter Ended September 30                   September 30
                                                                    ---------------------------       -----------------------
                 (in thousands)                                           1998             1997           1998           1997
                 ------------------------------------------------------------------------------------------------------------
                 Interest income................................     $328,645         $319,713        $960,943       $940,171
                 Fully taxable equivalent adjustment............        7,741            6,641          22,504         19,580
                                                                     --------         --------        --------       --------
                     Interest income (fully taxable equivalent
                       basis)...................................      336,386          326,354         983,447        959,751
                 Interest expense...............................      205,760          178,820         582,858        512,397
                                                                     --------         --------        --------       --------
                 Net interest income (fully taxable equivalent
                   basis).......................................     $130,626         $147,534        $400,589       $447,354
                                                                     ========         ========        ========       ========
                 Increase (decrease) due to change in:
                     Volume.....................................     $ 14,584         $ 13,009        $ 38,611       $ 47,431
                     Rate.......................................      (31,492)         (12,308)        (85,376)       (10,154)
                                                                     --------         --------        --------       --------
                          Total (decrease) increase in net
                            interest income.....................     $(16,908)        $    701        $(46,765)      $ 37,277
                                                                     ========         ========        ========       ========

           Third quarter net interest income on an FTE basis was $130.6 million, down 11% from $147.5 million in third quarter 1997. The January 1998 sale of the $700 million credit card portfolio resulted in the decline of current quarter net interest income, although average earning assets increased 11% or $1.86 billion to $18.69 billion from $16.83 billion in 1997. Average loans rose $774 million, or 7%. Commercial loans and residential real estate loans increased $825 million and $639 million, respectively. Average portfolio securities were up 27%, or $1.35 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets declined $315 million or 41% over third quarter 1997 levels.
               Funding for this asset growth came primarily from money market accounts, other time deposits and short-term borrowings, which increased by an average of $1.27 billion, $1.06 billion and $637 million, respectively, offset by declines in interest checking, savings deposits and certificates, and foreign time deposits.
               Net interest margin, the other principal determinant of net interest income, declined from 3.48% to 2.77% in the current quarter. The Corporation's declining net interest margin principally reflects the impact of the sale of the credit card portfolio. In addition, most of the incremental funding for asset growth came in the form of interest-bearing deposits and other borrowings; net noninterest-bearing sources of funds were down slightly in 1998.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                             Quarter Ended September 30
                                                              -----------------------------------------
                 Daily Average Balances (in millions)                        1998                  1997
                 Average Rates Earned and Paid                -------------------   -------------------
                 (fully taxable equivalent basis)             Balances      Rates   Balances      Rates
                 --------------------------------------------------------------------------------------
                 Interest-earning assets...................   $ 18,694       7.14%  $ 16,831       7.70%
                                                              ========              ========
                 Interest-bearing liabilities..............   $ 16,404       4.98   $ 14,371       4.94
                 Noninterest-bearing sources of funds......      2,290                 2,460
                                                              --------              --------
                     Total supporting liabilities..........   $ 18,694       4.37   $ 16,831       4.22
                                                              ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                  2.77%                 3.48%
                                                                         ========              ========

                                                                        Nine Months Ended September 30
                                                             -----------------------------------------
                 Daily Average Balances (in millions)                       1998                  1997
                 Average Rates Earned and Paid               -------------------   -------------------
                 (fully taxable equivalent basis)            Balances      Rates   Balances      Rates
                 ------------------------------------------  -----------------------------------------
                 Interest-earning assets...................  $ 18,085       7.27%  $ 16,563       7.74%
                                                             ========              ========
                 Interest-bearing liabilities..............  $ 15,669       4.97   $ 14,102       4.86
                 Noninterest-bearing sources of funds......     2,416                 2,461
                                                             --------              --------
                     Total supporting liabilities..........  $ 18,085       4.31   $ 16,563       4.13
                                                             ========              ========
                 Net interest margin (related to average
                   interest-earning assets)................                 2.96%                 3.61%
                                                                        ========              ========

--------------------------------------------------------------------------------

                                                         Quarter                                     Nine Months
                                              Ended September 30     Increase (Decrease)      Ended September 30
   NONINTEREST                              --------------------    --------------------    --------------------
     INCOME            (IN thousands)           1998        1997        Amount         %        1998        1997
                   ---------------------------------------------------------------------------------------------
                   Trust and investment
                     management fees......  $ 37,078    $ 34,320     $ 2,758         8      $106,787    $ 99,073
                   Money market and bond
                     trading..............     3,632         793       2,839         +         8,395       3,352
                   Foreign exchange.......     1,650       1,348         302        22         4,950       3,462
                   Merchant and charge
                     card fees............     6,867      12,940      (6,073)      (47)       20,467      37,372
                   Service fees and
                     charges..............    27,445      25,079       2,366         9        81,347      71,641
                   Securities gains.......     7,674       5,927       1,747        29        19,651       9,896
                   Gain on sale of credit
                     card portfolio.......        --          --          --        --        12,000          --
                   Other..................    31,991      20,071      11,920        59        81,424      54,944
                                            --------    --------     -------                --------    --------
                   Total noninterest
                     income...............  $116,337    $100,478     $15,859        16      $335,021    $279,740
                                            ========    ========     =======       ===      ========    ========


                   Increase (Decrease)
   NONINTEREST     -------------------
     INCOME            Amount        %
                   -------------------
                    $  7,714        8
                       5,043        +
                       1,488       43
                     (16,905)     (45)
                       9,706       14
                       9,755        +
                      12,000       --
                      26,480       48
                    --------
                    $ 55,281       20
                    ========      ===

           Noninterest income for the 1998 third quarter was $116.3 million, an increase of $15.9 million or 16 percent from the third quarter of 1997. Money market and bond trading profits totaled $3.6 million, an increase of $2.8 million from the third quarter of 1997. Trust and investment management fees was $37.1 million, an increase of $2.8 million or 8 percent from the previous year. Service fees and charges totaled $27.4 million, an increase of $2.4 million or 9 percent from the prior year. Foreign exchange revenue was $1.7 million, up 22 percent from the third quarter of 1997. Other income, including syndication fees, gains from mortgage sales, foreign fees, revenue from bank owned insurance investments and other miscellaneous items, increased $11.9 million or 59 percent over the previous year. Net gains reported from the sale of portfolio securities totaled $7.7 million, up $1.7 million over 1997.
               Merchant and charge card fees declined $6.1 million or 47 percent from the previous year due to the sale of the credit card portfolio in the first quarter of 1998.

--------------------------------------------------------------------------------

   NONINTEREST
    EXPENSES
                                                          Quarter                                     Nine Months
                                               Ended September 30     Increase (Decrease)      Ended September 30
   AND INCOME                                --------------------    --------------------    --------------------
      TAXES             (in thousands)         1998          1997        Amount         %        1998        1997
                   ----------------------------------------------------------------------------------------------
                   Salaries and other
                     compensation..........  $ 82,596    $ 79,131     $ 3,465         4      $242,275    $230,816
                   Pension, profit sharing
                     and other employee
                     benefits..............    14,645      14,942        (297)       (2)       44,633      46,212
                   Net occupancy...........    12,355      14,917      (2,562)      (17)       38,016      43,004
                   Equipment...............    13,019      12,282         737         6        38,859      35,099
                   Marketing...............     6,837       6,026         811        13        19,433      18,978
                   Communication and
                     delivery..............     5,263       6,126        (863)      (14)       16,379      17,463
                   Deposit insurance.......       741         736           5         1         2,294       2,157
                   Expert services.........     8,902       9,101        (199)       (2)       22,647      22,727
                   Restructuring charge....        --          --          --        --         8,684          --
                   Other...................    20,048      17,978       2,070        12        52,322      53,358
                                             --------    --------     -------                --------    --------
                                              164,406     161,239       3,167        --       485,542     469,814
                   Goodwill and other
                     valuation
                     intangibles...........     5,969       7,036      (1,067)      (15)       18,037      20,908
                                             --------    --------     -------                --------    --------
                   Total noninterest
                     expense...............  $170,375    $168,275     $ 2,100         1      $503,579    $490,722
                                             ========    ========     =======                ========    ========
                   Provision for income
                     taxes.................  $ 15,779    $ 17,969     $(2,190)      (12)     $ 52,866    $ 54,604
                                             ========    ========     =======       ===      ========    ========

   NONINTEREST
    EXPENSES

                    Increase (Decrease)
   AND INCOME      --------------------
      TAXES            Amount         %
                   --------------------
                    $11,459         5
                     (1,579)       (3)
                     (4,988)      (12)
                      3,760        11
                        455         2
                     (1,084)       (6)
                        137         6
                        (80)       --
                      8,684        --
                     (1,036)       (2)
                    -------
                     15,728         3
                     (2,871)      (14)
                    -------
                    $12,857         3
                    =======
                    $(1,738)       (3)
                    =======       ===

--------------------------------------------------------------------------------

           Noninterest expenses for 1998 third quarter totaled $170.4 million, an increase of $2.1 million or 1 percent from the third quarter of 1997.
               Employment-related expenses totaled $97.2 million, an increase of $3.2 million or 3 percent. Net occupancy expenses totaled $12.4 million, down $2.6 million from the prior year's third quarter, in part reflecting favorable adjustments for real estate tax accruals. Equipment expenses increased $0.7 million or 6 percent over third quarter 1997. Expert services decreased $0.2 million to $8.9 million in third quarter 1998. Other noninterest expenses increased $2.1 million or 12 percent. Goodwill and other valuation intangibles declined $1.1 million or 15 percent, due to the credit card sale in the first quarter of 1998.
               Income tax expense totaled $15.8 million, a decrease of 12 percent from $18.0 million recorded in third quarter 1997. While pretax income increased, the effective tax rate declined from 38 percent to 34 percent.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at September 30, 1998 was $1.65 billion, compared with $1.63 billion and $1.59 billion at December 31, 1997 and September 30, 1997, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $172.5 million and $16.6 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and Bankcorp for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.71 percent and
           11.67 percent, respectively, at September 30, 1998. HTSB's Tier 1 and total risk-based capital ratios were 8.62 percent and 10.86 percent, respectively, at September 30, 1998.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.34 percent and 7.65 percent, respectively, for the third quarter of 1998.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before September 30, 1998, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 1998, the Corporation's intangible assets totaled $272 million, including approximately $261 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.29 percent and 7.59 percent, respectively, for the third quarter of 1998.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               September 30    December 31    September 30
                 (in thousands)                                                        1998           1997            1997
                 ---------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $21,888,325     $20,133,461    $19,519,347
                                                                               ===========     ===========    ===========
                 Average assets (quarter)..................................    $21,637,109     $19,978,660    $19,259,009
                                                                               ===========     ===========    ===========
                 Risk-based on-balance sheet assets........................    $13,702,895     $13,051,738    $12,575,085
                                                                               ===========     ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,485,067     $ 4,112,859    $ 3,946,740
                                                                               ===========     ===========    ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................    $17,920,902     $16,883,446    $16,235,367
                                                                               ===========     ===========    ===========
                 Tier 1 capital............................................    $ 1,560,804     $ 1,339,949    $ 1,304,436
                                                                               ===========     ===========    ===========
                 Supplementary capital.....................................    $   531,568     $   470,443    $   478,407
                                                                               ===========     ===========    ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................    $ 2,091,787     $ 1,809,767    $ 1,782,209
                                                                               ===========     ===========    ===========
                 Tier 1 leverage ratio.....................................           7.34%           6.81%          6.88%
                 Risk-based capital ratios
                   Tier 1..................................................           8.71%           7.94%          8.03%
                   Total...................................................          11.67%          10.72%         10.98%

--------------------------------------------------------------------------------

  NONPERFORMING                                                                 September 30    December 31    September 30
     ASSETS                              (in thousands)                                 1998           1997            1997
                  ---------------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................    $32,276         $17,790        $31,565
                  Restructured loans..........................................      2,851             598            946
                                                                                  -------         -------        -------
                     Total nonperforming loans................................     35,127          18,388         32,511
                  Other assets received in satisfaction of debt...............        897           1,300          1,374
                                                                                  -------         -------        -------
                     Total nonperforming assets...............................    $36,024         $19,688        $33,885
                                                                                  =======         =======        =======
                  Nonperforming loans to total loans (end of period)..........        .29%            .17%           .29%
                  Nonperforming assets to total loans (end of period).........        .30%            .18%           .30%
                                                                                  =======         =======        =======
                  90-day past due loans still accruing interest...............    $29,603         $27,083        $60,539
                                                                                  =======         =======        =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at September 30, 1998 totaled $36 million, or 0.30 percent of total loans, up from $29 million or 0.24 percent of total loans at June 30, 1998. Nonperforming assets were up from $34 million or 0.30 percent of total loans a year ago.
               Interest shortfall for the quarters ended September 30, 1998 and September 30, 1997 was $1.0 million for each quarter.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

--------------------------------------------------------------------------------

the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                          Impaired Loans         Impaired Loans
                                                                      For Which There Is     For Which There Is    Total Impaired
                                   (in thousands)                      Related Allowance   No Related Allowance             Loans
                 ----------------------------------------------------------------------------------------------------------------
                 September 30, 1998
                 Balance............................................       $21,961               $10,315              $32,276
                 Related allowance..................................         8,159                    --                8,159
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $13,802               $10,315              $24,117
                                                                           =======               =======              =======
                 December 31, 1997
                 Balance............................................       $ 2,360               $15,430              $17,790
                 Related allowance..................................         1,850                    --                1,850
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $   510               $15,430              $15,940
                                                                           =======               =======              =======
                 September 30, 1997
                 Balance............................................       $20,624               $10,941              $31,565
                 Related allowance..................................         4,972                    --                4,972
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $15,652               $10,941              $26,593
                                                                           =======               =======              =======

                                                              Quarter Ended September 30          Nine Months Ended September 30
                                                             ---------------------------         -------------------------------
                               (in thousands)                     1998              1997                1998                1997
                 ---------------------------------------------------------------------------------------------------------------
                 Average impaired loans....................   $32,766           $33,698            $31,020             $31,643
                                                              =======           =======            =======             =======
                 Total interest income on impaired loans...   $     7           $    17            $    62             $    79
                                                              =======           =======            =======             =======
                 Interest income on impaired loans recorded
                   on a cash basis.........................   $     7           $    17            $    62             $    79
                                                              =======           =======            =======             =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                             Quarter Ended September 30          Nine Months Ended September 30
                                                            ---------------------------         -------------------------------
LOAN LOSSES       (in thousands)                                 1998              1997                1998                1997
                  -------------------------------------------------------------------------------------------------------------
                  Balance, beginning of period............  $135,433          $141,963           $130,876            $142,211
                                                            --------          --------           --------            --------
                  Charge-offs.............................   (9,368)          (21,796)           (21,592)            (58,786)
                  Recoveries..............................     3,755             3,665              7,775              10,115
                                                            --------          --------           --------            --------
                  Net charge-offs.........................   (5,613)          (18,131)           (13,817)            (48,671)
                  Provision charged to operations.........     7,000            15,035             19,761              45,327
                                                            --------          --------           --------            --------
                  Balance at September 30.................  $136,820          $138,867           $136,820            $138,867
                                                            ========          ========           ========            ========
                  Net charge-offs as a percentage of
                    provision charged to operations.......        80%              121%                70%                107%
                  Allowance for possible loan losses to
                    nonperforming loans (period-end)......       390%              427%
                  Allowance for possible loan losses to
                    nonperforming assets (period-end).....       380%              410%
                  Allowance for possible loan losses to
                    total loans outstanding
                    (period-end)..........................      1.14%             1.24%

--------------------------------------------------------------------------------

           The Corporation's provision for loan losses for the current quarter was $7.0 million, down 53 percent from $15.0 million in last year's third quarter. Net charge-offs decreased from $18.1 million to $5.6 million for the current quarter, bringing net charge-offs on a year-to-date basis to $13.8 million compared to $48.7 million in the same 1997 period. The decrease in 1998 third quarter net charge-offs primarily reflects the sale of the charge card portfolio in first quarter 1998 and the related reduction in charge card writeoffs. For the third quarter of 1998, net charge-offs related to commercial and installment loans were $4.4 million and $1.3 million, respectively, compared to $3.2 million and $1.7 million, respectively, for the third quarter of 1997.
               At September 30, 1998, the allowance for possible loan losses was $137 million, equal to 1.14 percent of total loans outstanding, down from $139 million or 1.24 percent of total loans one year ago. The allowance as a percentage of nonperforming loans decreased from 427 percent at September 30, 1997, to 390 percent at September 30, 1998.
--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 37 percent of the Corporation's total assets and amounted to $8.13 billion at September 30, 1998. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1998 or 1997.
               Total core deposits were $10.51 billion or 61 percent of total non-equity funding at September 30, 1997 compared to $11.45 billion or 60 percent of total non-equity funding at September 30, 1998. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts, rose 8 percent quarter-to-quarter, reflecting increases in domestic demand deposits and money market accounts. Total wholesale deposits and short-term borrowings increased from $6.69 billion or 39 percent of total non-equity funding at September 30, 1997 to $7.66 billion or 40 percent of total non-equity funding at September 30, 1998. Total deposits averaged $14.83 billion in the third quarter of 1998, an increase of $1.35 billion compared to the same quarter last year.
               Average money market assets in the third quarter of 1998 decreased $315 million or 41 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 1998 compared to 5 percent a year ago. Average money market liabilities increased 7 percent to $3.17 billion this quarter from $2.96 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 1998, $762 million of short-term notes were outstanding compared to $605 million at September 30, 1997.

--------------------------------------------------------------------------------

FORWARD-
LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, year 2000 issue, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.
--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1997, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1997.
--------------------------------------------------------------------------------

YEAR 2000  A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000.
               The Corporation and its parent company, Bank of Montreal, have undertaken an enterprise-wide initiative to address the year 2000 issue and have developed a comprehensive plan to prepare, as appropriate, the Corporation's computer systems to recognize the date change on January 1, 2000. If not remedied, potential risks include business interruption, financial loss, reputation loss, and/or legal liability. An assessment of the readiness of third parties that the Corporation interfaces with, such as vendors, counter-parties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Corporation. The Corporation's objective is to try to ensure that all aspects of the year 2000 issue affecting the Corporation, including those related to the efforts of third parties, will be fully resolved in time. The Corporation has consistently maintained contingency plans for vital systems and business processes to protect the Corporation's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by the existing plans. The Corporation is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will ensure optimum coverage and re-usability of existing arrangements and responsibility assignments.
               Emfisys, the Corporation's operations group, acting in support of all of the lines of business, has overall responsibility for converting systems to accommodate the calendar change. Each of the Corporation's lines of business is responsible for ensuring that both the technical and the business risks imposed by the year 2000 issue are addressed. A governance structure has been established to deal with this issue, which includes a Year 2000 Project Office and regular monitoring of progress by the Corporation's Risk Management Committee and reporting to the Board of Directors.
               The process for year 2000 compliance is following four major steps: inventory, impact assessment, implementation and certification. The Corporation plans to substantially complete the implementation of the Corporation's critical systems by the end of 1998. The implementation of non-critical business assets will be completed by July 31, 1999, and implementation of all systems will be achieved by October 31, 1999. The

--------------------------------------------------------------------------------

Corporation expects that the principal costs will be those associated with the remediation and testing of computer applications. A major portion of these costs will be met from existing resources, through a reprioritization of technology development initiatives, with the remainder representing incremental costs. As a result, the Corporation's management does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied.
               In total the Corporation expects the cost of solving the year 2000 issue to be approximately $54.3 million, consisting of the following:

                  Estimated spending for year 2000 system changes for
                    mainframe and centrally supported client server
                    applications over five years (1996 to 2000)...............  $26.0 million
                  Estimated business unit costs, including end-user developed applications, and embedded systems, e.g., elevators,
                    security access systems, etc..............................  $19.0 million
                  Estimated capital costs for central information technology and business units........................................  $ 9.3 million
                  Total estimated spending....................................  $54.3 million

--------------------------------------------------------------------------------

NINE MONTHS
ENDED
SEPTEMBER 30,
1998
COMPARED
WITH 1997  The Corporation's earnings for the nine months ended September 30,
           1998 were $136.9 million. This represented a $20.0 million or 17 percent increase from 1997 earnings of $116.9 million. Annualized return on average common stockholder's equity ("ROE") was 12.01 percent compared to 10.67 percent a year ago. Annualized return on average assets was 0.88 percent compared to 0.82 percent in 1997. Cash flow ROE was 16.43 percent for the current year-to-date period compared to 15.75 percent a year ago.
               Net interest income on a fully taxable equivalent basis was $400.6 million in the current period, a decrease of $46.8 million or 10 percent from $447.4 million in the 1997 year-to-date period. Average earning assets increased to $18.08 billion from $16.56 billion a year ago primarily attributable to an increase of $1.10 billion or 23 percent in investment securities and a 6 percent or $651 million increase in average loans. Excluding the credit card portfolio, average loans rose $1.48 billion or 15 percent. Commercial, installment and residential real estate lending were all contributors to this growth. Net interest margin declined to 2.96 percent from 3.61 percent in 1997 primarily reflecting the impact of the sale of the credit card loans earlier this year.
               The 1998 provision for loan losses of $19.8 million was down $25.5 million from $45.3 million a year ago. Net charge-offs decreased $34.9 million to $13.8 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
               Noninterest income increased $55.3 million, or 20 percent year-to-year, due to strong growth in trust and investment management fees, syndication fees, service charge fees, money market and bond trading profits and portfolio securities gains. The $12.0 million gain from the first quarter sale of the credit card portfolio was offset by a $16.9 million decline in merchant and charge card fees. Other sources of noninterest income, which include syndication fees, revenue from bank owned insurance investments, gains on mortgage sales and fees on letters of credit, increased $26.5 million.
               Noninterest expenses of $503.6 million increased $12.9 million or 3% year-to-year.
               Income tax expense declined from $54.6 million in 1997 to $52.9 million in 1998, reflecting a reduction in the effective tax rate from 39 percent to 36 percent.

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

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS BUILDING SERVICES CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           1998 THIRD QUARTER REPORT
                               SEPTEMBER 30, 1998