Form 10-K405
period 1998-12-31
HARRIS BANKCORP INC
filed 1999-03-22
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      1998
                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-18179

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

                      Documents incorporated by reference:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                             PAGE
                                                                             ----
                                     PART I
Item 1       Business....................................................      2
Item 2       Properties..................................................      5
Item 3       Legal Proceedings...........................................      6
Item 4       Submission of Matters to a Vote of Security Holders
             (during the fourth quarter of 1998).........................      6
                                     PART II
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................      6
Item 6       Selected Financial Data.....................................      7
Item 7       Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.......................................      9
Item 7a      Quantitative and Qualitative Disclosures About Market
             Risk........................................................      9
Item 8       Financial Statements and Supplementary Data:
             Quarterly Financial Data....................................     45
             Consolidated Statements of Income...........................     46
             Consolidated Statements of Comprehensive Income.............     47
             Consolidated Statements of Condition........................     48
             Statements of Changes in Stockholder's Equity...............     49
             Consolidated Statements of Cash Flows.......................     50
             Notes to Financial Statements...............................     51
             Joint Independent Auditors..................................     85
             Independent Auditors' Report................................     85
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     85
                                    PART III
Item 10      Directors and Executive Officers of the Registrant..........     86
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     87
                                     PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     87
Signatures...............................................................     89

                                     PART I

ITEM 1 -- BUSINESS

BUSINESS OVERVIEW

     Harris Bankcorp, Inc. ("Bankcorp") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal ("BMO"). On January 23, 1998, BMO announced that it had agreed to merge with Royal Bank of Canada as equal partners, subject to regulatory and shareholder approval. On December 14, 1998, Canada's Minister of Finance announced that he would not allow the proposed merger to proceed. As a result of this announcement, on December 15, 1998, BMO and the Royal Bank of Canada terminated their agreement to merge.

     Bankcorp provides banking, trust and other financial services domestically and internationally through 14 bank and 18 active nonbank subsidiaries and an Edge Act Subsidiary. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; and Harris Trust Bank of Arizona. All bank subsidiaries, with the exception of Harris Trust Bank of Arizona, are located in Illinois. Nonbank subsidiaries consist of trust companies and other specialized financial services companies. The trust companies include Harris Trust Company of California, Harris Trust Company of New York and Bank of Montreal Trust Company. The trust companies provide specialized nondeposit services, notably stock transfer, personal trust and indenture trust. Other principal nonbank subsidiaries include Harris Investors Direct, Inc., a discount brokerage company, Harris Investment Management, Inc., a registered investment adviser, and Harris Preferred Capital Corporation ("HPCC"), a real estate investment trust ("REIT"). For further information on publicly traded preferred stock issued by HPCC, see Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters section on page 6. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, 53 domestic branch offices and 94 automated teller machines ("ATMs") located in the Chicago area. Additionally, HTSB has representative offices in Dallas, Houston, Los Angeles, New York, San Francisco and Tokyo; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. On June 28, 1996, HTSB acquired 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International.

     HTSB provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S. and abroad. Services rendered and products sold to customers include numerous types of demand, savings and time deposit accounts; negotiable certificates of deposit; various types of loans including term, real estate and those under lines of credit and revolving credit facilities; sales and purchases of foreign currencies; interest rate management products including swaps, forward rate agreements and interest rate guarantees; cash management services including lockbox and controlled disbursement processing; underwriting of municipal bonds; and financial consulting. Additionally, HTSB trades foreign currencies and a variety of debt securities for its own account and utilizes interest rate swaps, financial futures and options, principally to manage its risk exposure. In 1995, HTSB and BMO combined their U.S. foreign exchange activities ("FX"). Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement and an amendment in 1996.

     On September 4, 1997, HTSB announced that it had entered into a contract to transfer its credit card portfolio to a company to be owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. That transaction closed January 29, 1998. At the time of the sale, HTSB's charge card portfolio balance amounted to approximately $693 million, representing less than 5% of the Corporation's total consolidated assets. Upon completion of the transfer, HTSB received cash and an equity interest in the newly formed company, Partner's First Holdings, LLC, which it immediately sold for cash to Bankmont. The impact of this transaction on the Corporation's financial position and results of operations was not material.

     HTSB's overseas activities are conducted through its representative offices, a foreign branch and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products. See the International Banking section on page 42.

     HTSB's Trust Department furnishes a variety of trust services to individuals, businesses, municipalities and charitable organizations. HTSB acts as trustee of personal, corporate, pension and other employee benefit trusts; serves as executor and administrator of estates; and acts as stock and bond registrar and transfer agent, dividend reinvestment agent and paying agent. In January 1996, HTSB sold its securities custody and related trustee services business for large institutions to Citibank.

     The Corporation has three primary operating segments, identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust distribution. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network; private banking, which serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning; and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanx(SM), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business. For further information on operating results by segment, see the Operating Segment Review section on page 12.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks related to year 2000 computer systems issues and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.

VISION 2002

     The Corporation and BMO have previously developed a joint, long-term strategic plan with the goal of becoming, over a period of 10 years culminating in 2002, a premier North American financial services organization with comprehensive capabilities in Canada, the United States and Mexico. This plan, called Vision 2002, envisions Harris (the Corporation and its sister company, Harris Bankmont, Inc.) as an integral part of the BMO organization, with the responsibility for serving individuals and small to mid-sized businesses in the Midwest while providing trust, cash management, investment management and special industries services nationally.

     Vision 2002 leads to a substantially larger BMO presence in the United States, with the Harris organization as the centerpiece of BMO's U.S. expansion. Services to individuals and small businesses will be expanded throughout Chicago, Illinois and services to mid-market corporations will be provided to customers throughout the midwest. Additionally, trust, cash management, investment management and special industries services will continue to grow nationwide.

     Since 1993, Harris has more than tripled its retail customer base, significantly increased the number of its relationships with mid-market companies throughout the Midwest and expanded its corporate trust and cash management services nationwide in support of BMO U.S. corporate banking. In June 1996, Harris met its branch expansion goal a full six years ahead of schedule by acquiring 54 Household Bank branches and 250,000 customers in the greater Chicago area. With the acquisition and ongoing growth, Harris now serves over 850,000 customers and has 139 locations opened or planned at the end of 1998, creating one of the top three retail banking networks in the Chicago area. Four years ago, in October 1994, BMO and Suburban Bancorp, Inc. (now known as Harris Bankmont, Inc.) completed their merger. The merger was effected using BMO stock valued at approximately $237 million. Harris Bankmont, Inc. became a wholly-owned subsidiary of Bankmont. The transaction added 13 banks with 30 locations in Cook and surrounding counties.

     The process of building a cost-effective operations and staff support infrastructure, started in 1994, continued in 1998 with an additional $20 million in annual cost savings (following $60 million in cumulative annual cost reductions during 1994-97). Infrastructure costs were reduced and redeployed into marketing, sales and service over the four-year period. The goal is to obtain North American scale advantages and reduce fixed costs. Building broad-based centers of competence within Corporate Services and Operations is intended to eliminate duplication, create scale efficiencies and improve quality and responsiveness. Additionally, the use of technology to automate processing activities at the point of customer contact should lower costs and increase quality. To this end, 1998 accomplishments included the implementation of strategic sourcing and the continued centralization and standardization of community banking operating processes. These two initiatives will continue in 1999, planned to result in additional cost savings for Harris. Harris continues to expand its retail banking services throughout the greater Chicago area through PC banking, telephone banking and bill payment offered by mbanx(SM). In 1997, Harris was one of the first banks in Chicago to offer Internet banking and an integrated telephone and Internet bill payment service. Customers and prospective customers can call in for information and apply over the phone for services such as home equity loans, checking accounts, money market accounts, CD's, mortgages, mutual funds and discount brokerage. Customers can use their phones or personal computers to check balances, review transaction history, pay bills, communicate with the bank via secure e-mail and transfer funds between accounts -- whether at home, at work or on the road.

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

REGULATION AND SUPERVISION

     Bankcorp is a legal entity, separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Notes 15 and 16 to Financial Statements on pages 75 through 77 of this Report provide details with respect to regulatory capital and dividend restrictions.

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

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("the Act") was signed into law. Along with numerous provisions pertaining to the U.S. banking industry, the legislation addressed resolution of the bank and thrift deposit insurance funds. This provision of the Act had three components. The first was a one-time assessment to capitalize the Savings Association Insurance Fund ("SAIF"). The second was a requirement that the repayment of the Financing Corporation ("FICO") bonds be shared by both banks and thrift institutions. FICO bonds had been issued in the past as a funding source to support SAIF. A final component was the elimination of the two separate funds (SAIF and Bank Insurance Fund ("BIF")) by merging them into a new Deposit Insurance Fund. Since the deposits assumed as a result of the Household transaction were SAIF-insured, the Corporation was subject to a one-time assessment of $16.7 million pretax ($10.0 million after-tax) in 1996.

     Charges for insurance assessments on SAIF-insured deposits have been substantially reduced from what they otherwise would have been as a result of the Act. Although the rate for those deposits insured by BIF has increased slightly, the combined SAIF and BIF rate applicable to the Corporation's subsidiary banks declined starting January 1, 1997 compared to the average rate in effect from the date of the Household branch purchase through December 31, 1996.

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

EMPLOYEES

     The Corporation and HTSB had full-time equivalent employees of 6,170 and 4,914, respectively, at December 31, 1998.

ITEM 2 -- PROPERTIES

     The Corporation's headquarters and HTSB's main banking premises are located at 111 West Monroe Street, Chicago, Illinois. This bank and office building complex is comprised of three connected buildings containing a total of approximately 1,590,000 gross square feet. Approximately 60 percent of the rentable space is committed to use by HTSB. Virtually all of the remaining space in the entire building complex has been rented to tenants, including BMO. HTSB holds title to this property, which is used by all of the Corporation's segments.

     HTSB also owns an operations center. This 15-story building contains approximately 415,000 gross square feet and is totally dedicated to bank use and supports all segments. It is located at 311 West Monroe Street, Chicago. In addition, HTSB owns premises used to conduct certain branch banking activities which are part of the Chicagoland Banking segment.

     Certain banking subsidiaries, other than HTSB, individually own premises used to conduct banking business. Nonbank subsidiaries, certain branches and divisions of HTSB and certain other subsidiaries conduct activities from leased premises.

     In 1990 and 1991, HTSB purchased air rights and a 72,000 square foot parcel of vacant land in Chicago's downtown business district. Construction plans for a new operations and office building complex on this site have been deferred.

ITEM 3 -- LEGAL PROCEEDINGS

     For information on the Corporation's legal proceedings, see Note 17 to Financial Statements on page 77 of this Report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholder during the fourth quarter of 1998.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 1998, Bankcorp declared and paid to Bankmont approximately $181.5 million in cash dividends on common stock and $16.6 million in cash dividends on preferred stock. In 1997, Bankcorp declared and paid to Bankmont approximately $42.0 million in cash dividends and $2.5 million in noncash dividends on common stock and $16.6 million in cash dividends on preferred stock. In 1996, Bankcorp declared and paid to Bankmont approximately $48.2 million in cash dividends on common stock and $15.0 million in cash dividends on preferred stock. At December 31, 1998, 1997 and 1996, the Corporation's equity capital included $225 million of preferred stock, respectively.

     Effective February 11, 1998, HPCC issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized", HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share. During 1998, HPCC paid $16.4 million of dividends on preferred stock.

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

ITEM 6 -- SELECTED FINANCIAL DATA
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                                            FOR THE YEARS ENDED DECEMBER 31
                                                            ----------------------------------------------------------------
                                                               1998          1997          1996          1995         1994
                                                               ----          ----          ----          ----         ----
                                                              (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN THOUSANDS
                                                                                 EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees...................................    $  904,746    $  928,155    $  838,789    $  778,770    $594,265
Money market assets:
  Deposits at banks.....................................        10,833        31,464        30,483        38,617      30,739
  Federal funds sold and securities purchased under
    agreement to resell.................................         8,980        12,692        11,918        19,330      21,523
Trading account.........................................         4,965         4,638         4,968         4,556       2,796
Securities held-to-maturity.............................            --            --            --        77,820      87,740
Securities available-for-sale...........................       386,397       319,475       276,077       162,867     121,372
                                                            ----------    ----------    ----------    ----------    --------
  Total interest income.................................     1,315,921     1,296,424     1,162,235     1,081,960     858,435
                                                            ----------    ----------    ----------    ----------    --------
INTEREST EXPENSE
Domestic deposits.......................................       442,542       378,825       284,301       215,276     160,357
Foreign deposits........................................        66,555        96,832       113,866       143,310      89,645
Short-term borrowings...................................       176,083       156,559       160,790       168,993     108,485
Senior notes............................................        47,689        39,883        22,425        31,125          --
Minority interest -- dividends on preferred stock of
  subsidiary............................................        16,389            --            --            --          --
Long-term notes.........................................        29,495        26,499        26,067        23,005      19,520
                                                            ----------    ----------    ----------    ----------    --------
  Total interest expense................................       778,753       698,598       607,449       581,709     378,007
                                                            ----------    ----------    ----------    ----------    --------
Net Interest Income.....................................       537,168       597,826       554,786       500,251     480,428
Provision for loan losses...............................        26,957        58,447        56,540        42,995      45,040
                                                            ----------    ----------    ----------    ----------    --------
Net Interest Income after Provision for Loan Losses.....       510,211       539,379       498,246       457,256     435,388
                                                            ----------    ----------    ----------    ----------    --------
NONINTEREST INCOME
Trust and investment management fees....................       143,724       133,714       117,762       149,979     148,094
Money market and bond trading...........................        10,512         7,269         7,992         5,110        (396)
Foreign exchange........................................         6,772         5,364         9,992        14,248      19,769
Merchant and charge card fees...........................        26,772        50,085        47,244        41,788      37,402
Service fees and charges................................       109,372        96,324        82,802        69,333      73,621
Portfolio securities gains..............................        26,953        13,207         8,786        23,379       5,254
Gain on sale of charge card portfolio...................        12,000            --            --            --          --
Other...................................................       114,936        71,785        54,729        34,436      30,700
                                                            ----------    ----------    ----------    ----------    --------
  Total noninterest income..............................       451,041       377,748       329,307       338,273     314,444
                                                            ----------    ----------    ----------    ----------    --------
NONINTEREST EXPENSES
Employment..............................................       387,009       372,142       326,994       318,302     312,570
Net occupancy...........................................        51,342        56,462        47,690        46,099      45,052
Equipment...............................................        52,622        48,119        41,715        42,541      42,284
Marketing...............................................        25,896        25,675        29,342        25,583      24,632
Communication and delivery..............................        22,595        24,129        20,954        20,251      17,732
Trust customer charge...................................            --            --            --            --      51,335
Other...................................................       115,036       109,311       109,133        97,977     100,257
                                                            ----------    ----------    ----------    ----------    --------
                                                               654,500       635,838       575,828       550,753     593,862
Goodwill and other valuation intangibles................        24,104        27,839        18,168         9,350      10,266
                                                            ----------    ----------    ----------    ----------    --------
  Total noninterest expenses............................       678,604       663,677       593,996       560,103     604,128
                                                            ----------    ----------    ----------    ----------    --------
FTE pretax income.......................................       282,648       253,450       233,557       235,426     145,704
Applicable income taxes.................................        69,901        70,076        65,812        70,175      24,528
FTE adjustment..........................................        30,122        26,800        25,381        17,700      23,830
                                                            ----------    ----------    ----------    ----------    --------
  Net Income............................................       182,625       156,574       142,364       147,551      97,346
Dividends on preferred stock............................        16,594        16,594        15,006            --          --
                                                            ----------    ----------    ----------    ----------    --------
Net income applicable to common stock...................    $  166,031    $  139,980    $  127,358    $  147,551    $ 97,346
                                                            ==========    ==========    ==========    ==========    ========
PER COMMON SHARE STATISTICS
Net income applicable to common stock...................        $24.91        $21.00        $19.10        $22.13      $14.60
Common stock dividends..................................         27.22          6.30          7.23         39.40        5.21
Average common shares outstanding (in thousands)........         6,667         6,667         6,667         6,667       6,667

PROFITABILITY RATIOS
Net income:
  % Average total assets................................          0.86%         0.82%         0.83%         0.95%       0.68%
  % Average common stockholder's equity.................         11.92         10.54         11.55         13.61        9.70
  % Average total assets (cash flow)....................          0.94          0.92          0.91          1.00        0.74
  % Average common stockholder's equity (cash flow).....         16.24         15.43         15.15         14.88       11.07

NUMBER OF EMPLOYEES AT YEAR-END
(full-time equivalent basis)............................         6,170         6,425         6,363         5,749       5,655

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENTS OF CONDITION

                                                                      YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                   ----          ----          ----          ----          ----
                                                   (DAILY AVERAGES, DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
ASSETS
Cash and demand balances due from banks.......  $ 1,270,509   $ 1,225,644   $ 1,147,075   $ 1,206,234   $ 1,173,266
Money market assets:
  Interest-bearing deposits at banks..........      297,705       601,672       576,913       566,072       686,995
  Federal funds sold and securities purchased
    under agreement to resell.................      162,429       229,572       213,939       330,783       536,185
Portfolio securities:
  Held-to-maturity............................           --            --            --       962,245       963,690
  Available-for-sale..........................    6,126,443     4,895,735     4,219,179     2,611,707     2,269,171
Trading account assets........................       78,805        68,336        70,452        64,777        39,812
Domestic loans, net of unearned income........   11,536,285    10,870,692     9,888,591     8,735,388     7,629,399
Foreign office loans, net of unearned
  income......................................      123,705        90,584        59,235        50,183        43,176
                                                -----------   -----------   -----------   -----------   -----------
      Total loans.............................   11,659,990    10,961,276     9,947,826     8,785,571     7,672,575
Allowance for possible loan losses............     (134,896)     (136,760)     (134,310)     (126,041)     (129,377)
Premises and equipment........................      332,393       293,879       247,521       224,205       223,538
Customers' liability on acceptances...........       42,864        62,547        87,972       104,994        80,813
Bank-owned insurance investments..............      592,460       236,704       162,819        42,428            --
Goodwill and other valuation intangibles......      277,106       308,746       185,673        48,531        53,400
Other assets..................................      521,366       472,301       452,971       693,565       647,275
                                                -----------   -----------   -----------   -----------   -----------
      Total assets............................  $21,227,174   $19,219,652   $17,178,030   $15,515,071   $14,217,343
                                                ===========   ===========   ===========   ===========   ===========
LIABILITIES
Demand deposits...............................  $ 3,287,124   $ 3,020,864   $ 2,812,007   $ 2,808,747   $ 2,859,643
Interest checking deposits....................      334,633       853,800       815,853       629,448       663,598
Money market accounts.........................    3,106,277     1,964,212     1,434,293     1,037,963     1,170,181
Savings deposits and certificates.............    4,630,387     4,734,360     3,626,767     2,442,101     2,189,049
Other time deposits...........................    1,733,510       914,836       674,985       682,320       722,373
Deposits in foreign offices...................    1,279,126     1,795,952     2,159,909     2,435,124     2,110,342
                                                -----------   -----------   -----------   -----------   -----------
      Total deposits..........................   14,371,057    13,284,024    11,523,814    10,035,703     9,715,186
Short-term borrowings.........................    3,417,420     3,000,177     3,220,570     3,010,753     2,654,891
Senior notes..................................      855,366       695,329       392,283       512,204            --
Acceptances outstanding.......................       42,866        62,561        87,969       105,064        80,818
Other liabilities.............................      286,490       245,448       275,925       465,145       463,736
Minority interest -- preferred stock of
  subsidiary..................................      221,918            --            --            --            --
Long-term notes...............................      413,869       379,192       371,734       299,771       298,745
                                                -----------   -----------   -----------   -----------   -----------
      Total liabilities.......................   19,608,986    17,666,731    15,872,295    14,428,640    13,213,376
Preferred stock...............................      225,000       225,000       203,115         2,466            --
Common stockholder's equity...................    1,393,188     1,327,921     1,102,620     1,083,965     1,003,967
                                                -----------   -----------   -----------   -----------   -----------
      Total liabilities and stockholder's
        equity................................  $21,227,174   $19,219,652   $17,178,030   $15,515,071   $14,217,343
                                                ===========   ===========   ===========   ===========   ===========
RATIOS (PERCENTAGE OF TOTAL AVERAGE ASSETS)
Money market assets...........................          2.2%          4.3%          4.6%          5.8%          8.6%
Portfolio securities and trading account
  assets......................................         29.2          25.8          25.0          23.5          23.0
Loans, net of unearned income.................         54.9          57.0          57.9          56.6          54.0
Deposits......................................         67.7          69.1          67.1          64.7          68.3
Short-term borrowings.........................         16.1          15.6          18.7          19.4          18.7
Common stockholder's equity...................         6.56          6.91          6.42          6.99          7.06

SELECTED YEAR-END DATA
Loans, net of unearned income.................  $12,228,400   $10,868,250   $10,744,653   $ 9,517,797   $ 8,229,254
Allowance for possible loan losses............      140,608       130,876       142,211       129,259       124,734
Total assets..................................   22,797,830    20,133,461    18,228,740    15,676,201    15,331,539
Deposits......................................   15,322,842    14,432,063    12,990,301    10,228,782     9,919,732
Long-term notes...............................      454,387       379,278       379,107       363,952       298,810
Preferred stock -- Series A...................      180,000       180,000       180,000       180,000            --
Preferred stock -- Series B...................       45,000        45,000        45,000            --            --
Common stockholder's equity...................    1,426,032     1,407,515     1,290,166       965,776     1,021,154

YEAR-END COMMON STOCKHOLDER'S EQUITY PER
  COMMON SHARE................................      $213.88       $211.10       $193.50       $144.85       $153.15

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SUMMARY

1998 COMPARED TO 1997

     The Corporation had 1998 earnings of $182.6 million, a 17 percent increase from $156.6 million in 1997. Earnings comparability was affected by the sale of the Corporation's credit card portfolio in January 1998. Excluding the results from credit card activities sold, "core earnings" increased 24 percent in 1998 compared to 1997. "Core revenue" on the same basis increased by 11 percent for the current year.

     For 1998, return on average common equity ("ROE") was 11.92 percent compared to ROE of 10.54 percent for 1997. Return on average assets ("ROA") was
0.86 percent in 1998 compared to 0.82 percent in the prior year. Cash flow return on average common stockholder's equity ("cash flow ROE") is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less gross average intangible assets. For the current year, cash flow ROE was 16.24 percent compared to cash flow ROE of 15.43 percent in 1997. Cash flow return on average assets ("cash flow ROA") is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles divided by average assets less average intangible assets. Cash flow ROA was 0.94 percent in 1998 compared to 0.92 percent a year ago.

     Net interest income on a fully taxable equivalent basis was $537.2 million, down $60.7 million or 10 percent from $597.8 million in 1997. Net interest margin declined from 3.56 percent to 2.93 percent currently, reflecting the impact of the credit card portfolio sale in January 1998. Average earning assets rose $1.56 billion or 9 percent to $18.34 billion in the current year, attributable to an increase of 6 percent or $699 million in average loans and $1.17 billion in the investment securities portfolio. Excluding the charge card portfolio, average loans rose $1.50 billion or 15 percent. Commercial loans and residential mortgages were the primary contributors to this growth.

     Noninterest income of $451.0 million was up $73.3 million or 19 percent in 1998 from last year despite a $23.3 million decline in merchant and credit card fees resulting from the 1998 first quarter card portfolio sale. Trust and investment management fees rose 7 percent from the prior year while service charge fees rose 14 percent. Other income, which includes syndication fees, gains on mortgage sales and other gains and fee income, increased $55.2 million from 1997. Net debt portfolio securities gains were $27.0 million currently compared to $13.2 million in 1997, while money market and bond trading profits were up $3.2 million in 1998.

     1998 noninterest expenses of $678.6 million rose 2 percent from last year. Excluding the costs associated with the credit card portfolio, expenses increased 7 percent year-to-year, reflecting modest growth in employment-related expenses, partially offset by reductions in non-employment costs.

     Income taxes increased $3.1 million during the current year, reflecting higher pretax income somewhat offset by a reduction in the Corporation's effective tax rate.

     The 1998 provision for loan losses of $27.0 million was down from $58.4 million in 1997. Net loan charge-offs during the current year were $17.2 million compared to $69.8 million in the same period last year, with the difference primarily attributable to lower write-offs as a result of the credit card portfolio sale.

     Nonperforming assets at December 31, 1998 totaled $21 million, or 0.2 percent of total loans, compared to $36 million or 0.3 percent at September 30, 1998, and $20 million or 0.2 percent a year ago. At December 31, 1998, the allowance for possible loan losses was $141 million, equal to 1.2 percent of loans outstanding compared to $131 million at the end of 1997, equal to 1.2 percent of loans outstanding. As a result, the ratio of the allowance for possible loan losses to nonperforming assets of 677 percent at December 31, 1998 remained essentially unchanged from December 31, 1997.

     At December 31, 1998, consolidated equity capital of the Corporation amounted to $1.65 billion, up from $1.63 billion at December 31, 1997. Bankcorp paid $181.5 million in dividends on common stock and $16.6 million of preferred dividends. At December 31, 1998, the Corporation's equity capital includes $225 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 7.26 percent compared to 6.81 percent in 1997. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1998, the Corporation's Tier 1 and Total risk-based capital ratios were 8.66 percent and 11.57 percent, respectively, compared to respective ratios of 7.94 percent and 10.72 percent at December 31, 1997. The 1998 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

     In February 1998, HPCC, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering (See Note 15 to Financial Statements on page 75 of this Report). The preferred stock qualifies as Tier 1 capital of the Corporation for U.S. banking regulatory purposes.

1997 COMPARED TO 1996

     The Corporation's 1997 net income was $156.6 million, a 10 percent increase from $142.4 million in 1996. Earnings and return on average common equity ("ROE") comparability between years was affected by the June 1996 purchase of Household's Chicagoland retail banking business. As part of the Household transaction in 1996, HTSB was assessed a one-time $10 million after-tax charge resulting from third quarter 1996 legislation to recapitalize the SAIF. In addition to the impact of the Household transaction, during the first quarter of 1996 the Corporation realized a $2.4 million after-tax gain from the sale of its securities custody and related trustee services business for large institutions. Excluding the effect of the Household transaction (which includes the $10 million after-tax SAIF charge) and the gain from the sale of the custody business for large institutions, 1997 core earnings increased 6 percent from 1996. This increase in earnings is primarily attributable to strong business growth across corporate, private and retail banking.

     ROE for 1997 was 10.54 percent and return on average assets ("ROA") was
0.82 percent. For 1996, ROE was 11.55 percent and ROA was 0.83 percent.

     With the acquisition of Household, earnings on a cash flow basis is the most relevant measure of performance. Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $174.8 million in 1997 compared to $154.8 million in 1996. On a cash basis, return on equity and return on assets were 15.43 percent and 0.92 percent, respectively compared to cash flow ROE of 15.15 percent and cash flow ROA of 0.91 percent in 1996.

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

     Noninterest income increased 15 percent to $377.7 million for 1997. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits, syndication fees, gains on mortgage loan sales and income from bank-owned insurance investments.

     Total noninterest expenses were $663.7 million in 1997. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including the one-time special SAIF assessment), expenses increased by 9 percent compared to 1996.

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

     Nonperforming assets at December 31, 1997 totaled $20 million, or 0.2 percent of total loans compared to $31 million or 0.3 percent in 1996. At December 31, 1997, the allowance for possible loan losses was $131 million or
1.2 percent of total loans outstanding compared to $142 million or 1.3 percent of loans at the end of 1996. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 455 percent at December 31, 1996 to 665 percent at December 31, 1997.

     At December 31, 1997, the Corporation's consolidated equity capital amounted to $1.63 billion, up from $1.52 billion at December 31, 1996. Bankcorp paid $42.0 million in cash dividends and $2.5 million in noncash dividends on common stock and $16.6 million of preferred dividends. At December 31, 1997, the Corporation's equity capital included $225 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 6.81 percent compared to 6.88 percent in 1996. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1997, the Corporation's Tier 1 and Total risk-based capital ratios were 7.94 percent and 10.72 percent, respectively, compared to respective ratios of 8.10 percent and 11.40 percent at December 31, 1996. The 1997 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

OPERATING SEGMENT REVIEW

     The Corporation's segments are identified by the customers served, products and services they offer and the channels by which the products and services are delivered. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust distribution. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network; private banking, which serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning; and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business.

     Other is comprised of a smaller segment, Global Asset Management, and the Corporation's Treasury unit, which serves as the Corporation's investment/funding unit, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

     Selected segment information is included in the following table:

                                       CORPORATE AND
                                       INSTITUTIONAL                     ELECTRONIC
                                         FINANCIAL      CHICAGOLAND      FINANCIAL                    CONSOLIDATED
                                         SERVICES         BANKING         SERVICES         OTHER         TOTAL
                                       -------------    -----------      ----------        -----      ------------
1998
(in thousands)
Net interest income (FTE basis)......    $  170.3        $  292.0         $   69.7       $     5.2     $   537.2
Noninterest income...................        99.8           155.5            108.4(1)         87.3         451.0
Provision for loan losses............        21.1             5.9              0.1            (0.1)         27.0
Noninterest expense..................       135.3           369.2            131.0            43.1         678.6
                                         --------        --------         --------       ---------     ---------
Income before income taxes...........       113.7            72.4             47.0            49.5         282.6
Income taxes.........................        45.2            30.2             19.1             5.5         100.0
                                         --------        --------         --------       ---------     ---------
Net income...........................    $   68.5        $   42.2         $   27.9       $    44.0     $   182.6
                                         ========        ========         ========       =========     =========
(in millions)
Average Assets.......................    $6,331.1        $9,157.0         $1,231.8       $ 4,507.3     $21,227.2
                                         ========        ========         ========       =========     =========
Average Loans........................    $6,159.3        $7,111.0         $   97.3(1)    $(1,707.6)    $11,660.0
                                         ========        ========         ========       =========     =========
Average Deposits.....................    $  406.9        $8,840.0         $2,998.6       $ 2,125.6     $14,371.1
                                         ========        ========         ========       =========     =========
1997
(in thousands)
Net interest income (FTE basis)......    $  145.4        $  280.3         $  143.8       $    28.3     $   597.8
Noninterest income...................        83.9           128.3            113.9            51.6         377.7
Provision for loan losses............        15.0             1.9             50.0            (8.5)         58.4
Noninterest expense..................       127.9           346.6            149.1            40.1         663.7
                                         --------        --------         --------       ---------     ---------
Income before income taxes...........        86.4            60.1             58.6            48.3         253.4
Income taxes.........................        34.4            25.0             24.0            13.4          96.8
                                         --------        --------         --------       ---------     ---------
Net income...........................    $   52.0        $   35.1         $   34.6       $    34.9     $   156.6
                                         ========        ========         ========       =========     =========
(in millions)
Average Assets.......................    $5,292.8        $8,778.7         $1,847.9       $ 3,300.3     $19,219.7
                                         ========        ========         ========       =========     =========
Average Loans........................    $5,032.4        $7,039.7         $  805.7       $(1,916.5)    $10,961.3
                                         ========        ========         ========       =========     =========
Average Deposits.....................    $  549.4        $8,188.9         $2,556.1       $ 1,989.6     $13,284.0
                                         ========        ========         ========       =========     =========

                                       CORPORATE AND
                                       INSTITUTIONAL                     ELECTRONIC
                                         FINANCIAL      CHICAGOLAND      FINANCIAL                    CONSOLIDATED
                                         SERVICES         BANKING         SERVICES         OTHER         TOTAL
                                       -------------    -----------      ----------        -----      ------------
1996
(in thousands)
Net interest income (FTE basis)......    $  131.5        $  242.0         $  145.5       $    35.8     $   554.8
Noninterest income...................        72.3(2)        101.0            103.2            52.8         329.3
Provision for loan losses............        17.9            (0.5)            39.4            (0.3)         56.5
Noninterest expense..................       115.9           287.1(3)         146.0            45.0         594.0
                                         --------        --------         --------       ---------     ---------
Income before income taxes...........        70.0            56.4             63.3            43.9         233.6
Income taxes.........................        27.8            23.8             24.9            14.7          91.2
                                         --------        --------         --------       ---------     ---------
Net income...........................    $   42.2        $   32.6         $   38.4       $    29.2     $   142.4
                                         ========        ========         ========       =========     =========
(in millions)
Average Assets.......................    $4,450.1        $6,882.2         $1,280.4       $ 4,565.3     $17,178.0
                                         ========        ========         ========       =========     =========
Average Loans........................    $4,363.7        $5,159.6         $  962.4       $  (537.9)    $ 9,947.8
                                         ========        ========         ========       =========     =========
Average Deposits.....................    $  462.2        $6,390.4         $1,655.0       $ 3,016.2     $11,523.8
                                         ========        ========         ========       =========     =========

-------------------------
(1) Includes gain on sale of charge card portfolio. A $12 million gain was reported in January 1998 and average loans decreased by $693 million.

(2) Includes $4 million gain on sale of securities custody and related trustee services business for large institutions in January 1996.

(3) Includes $16.7 million one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") in September 1996, since deposits assumed as a result of the Household transaction were SAIF-insured.

CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES

     Net income for Corporate and Institutional Financial Services in 1998 was $68.5 million, up 32 percent from 1997. Total revenue of $270.1 million represented a growth of 18 percent from $229.3 million in 1997. The growth of $24.9 million or 17 percent, in net interest income was primarily the result of a 22 percent or $1.13 billion increase in the corporate banking loan portfolio from $5.03 billion in 1997 to $6.16 billion in 1998, offset somewhat by lower margins. The growth in noninterest income of $15.9 million or 19 percent was largely due to increased syndication, corporate trust, letter of credit and foreign exchange fees. The increase in the provision for loan losses of $6.1 million is attributable to the growth in the corporate loan portfolio. Noninterest expense increased $7.4 million or 6 percent to $135.3 million from $127.9 million in 1997, primarily in support of business volume growth. Income taxes increased by $10.8 million during the year, reflecting higher pretax income.

     On a comparative basis Corporate and Institutional Financial Services' 1997 net income increased 23 percent or $9.8 million to $52.0 million from 1996. During the first quarter of 1996 the Bank realized a $2.4 million after-tax ($4.0 million pre-tax) gain on the sale of its securities custody and related trustee services business for large institutions. Excluding the gain on sale, 1997 net income increased 31 percent. Total revenue increased $25.5 million or 13 percent to $229.3 million from $203.8 million in 1996. From year-to-year, the 11 percent or $13.9 million growth in net interest revenue was primarily attributed to a 15 percent or $669 million increase in the corporate banking loan portfolio. The noninterest revenue increase of $11.6 million or 16 percent, was comprised primarily of the $4.0 million pre-tax gain on the sale of the securities custody and trustee services business in 1996, together with increased corporate trust fees. Excluding the gain on sale, noninterest income increased 23 percent or $15.6 million. Noninterest expense increased by 10 percent or $12.0 million to $127.9 million from $115.9 million in 1996, due to expenses associated with increased business volumes. Income taxes increased by 24 percent to $34.4 million in 1997, primarily due to higher pretax earnings.

CHICAGOLAND BANKING

     Net income for Chicagoland Banking in 1998 was $42.2 million, up 20 percent from 1997. Total revenue of $447.5 million represented a growth of $38.9 million or 10 percent from $408.6 million in 1997. Net interest income increased by $11.7 million or 4 percent from $280.3 million, largely generated by loan volume growth. Noninterest income of $155.5 million increased $27.2 million or 21 percent over 1997 levels, primarily due to higher mortgage loan originations in 1998 and increased personal trust and investment management revenue. The increase in the provision for loan losses of $4.0 million was primarily attributable to community banking activities and reflected growth in the retail loan portfolio and lower recoveries in 1998 compared to 1997. Noninterest expense increased $22.6 million or 7 percent to $369.2 million from $346.6 million in 1997. The increase was primarily due to continuing increased investments in various retail initiatives including completing the conversion, begun in 1995, of remaining retail accounts to a common retail banking platform; expansion of the centralized operations facility and consumer loan utility in support of increased business volumes; creation of a distinct mortgage loan utility; and expansion of private banking activities in Arizona and Florida. Income taxes increased by $5.2 million during 1998, reflecting higher pretax income.

     On a comparative basis Chicagoland Banking's 1997 net income increased 8 percent or $2.5 million to $35.1 million from 1996. The Corporation purchased Household's Chicagoland retail banking business in June 1996 and incurred a one-time after-tax charge of $10.0 million ($16.7 million pre-tax), resulting from 1996 legislation to recapitalize SAIF. Total revenue increased $65.6 million or 19 percent to $408.6 million from $343.0 million in 1996. Net interest income increased of $38.3 million or 16 percent to $280.3 million in 1997. The purchase of Household branches and growth in existing community and private banking loan volumes drove the $1.88 billion or 36 percent loan growth and corresponding increase in net interest income. Noninterest income increased $27.3 million or 27 percent to $128.3 million in 1997 from $101.0 million in 1996. This increase was primarily due to an increased focus on sales efforts and expanded delivery of personal trust and investment products to community banking clients, and a full year of revenues from the former Household branches in 1997 compared to 1996. Provision for loan losses increased $2.4 million primarily due to the loan growth associated with the Household acquisition. Noninterest expense increased by 21 percent or $59.5 million to $346.6 million from $287.1 million in 1996. Excluding the pre-tax SAIF charge of $16.7 million, expenses increased 28 percent. The increase in expense was mostly the result of a full year of expenses associated with the acquisition and operation of the former Household branches, including goodwill amortization, in 1997 compared to 1996; increased investments in support of the expanded community bank network, including creation of a centralized operations facility and a call center; development of a consumer loan utility and standardized credit approval process; conversion of 95 percent of retail accounts to a common systems platform; and expansion of the distribution of trust and investment products in the community bank network. Income taxes increased by 5 percent to $25.0 million in 1997, primarily due to higher pretax earnings.

ELECTRONIC FINANCIAL SERVICES

     Net income for Electronic Financial Services was $27.9 million in 1998, reflecting a decrease of $6.7 million or 19 percent from $34.6 million in 1997. Comparability between years is impacted by the first quarter 1998 sale of the Corporation's credit card portfolio. Total revenue of $178.1 million decreased by $79.6 million or 31 percent from $257.7 million in 1997. Net interest income fell by $74.1 million or 52 percent from $143.8 million, attributable to the charge card sale, which resulted in a decline in average loan balances from $806 million to $97 million year-over-year. Noninterest income declined $5.5 million or 5 percent due to reduced fee income from the credit card portfolio, partly offset by the $12 million pre-tax ($7.2 million after-tax) gain on sale of the credit card portfolio and an increase in cash management service fees. The decrease in the provision for loan losses of $49.9 million was attributable to the sale of the credit card portfolio. Noninterest expense decreased $18.1 million or 12 percent to $131.0 million from $149.1 million in 1997, primarily due to a reduction in operating expenses related to the credit card sale. This was partly offset by the cost of support for business volume increases in cash management services. Income taxes decreased by $4.9 million during the year, reflecting lower pretax income.

     On a comparative basis, net income for Electronic Financial Services in 1997 decreased by $3.8 million, or 10 percent from 1996. Total revenue of $257.7 million represented an increase of 4 percent from $248.7 million in 1996. Net interest income of $143.8 million declined slightly in 1997 from 1996 due to a decrease in charge card loans. The $10.7 million increase in noninterest revenue was primarily attributable to growth of cash management fees. The increase in the provision for loan losses of $10.6 million was due mainly to increased reserves for estimated future losses in the credit card portfolio. Noninterest expense increased $3.1 million or 2 percent to $149.1 million from $146.0 million in 1996, resulting from growth in cash management volumes. Income taxes decreased by $0.9 million during 1997, reflecting lower pretax income.

                              NET INTEREST INCOME
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                                                                                         1998
                                                             ------------------------------------------------------------
                                                                                                 INTEREST 1998 VS. 1997
                                                                                               --------------------------
                                                                                                             INCREASE
                                                                                                            (DECREASE)
                                                                                                         DUE TO CHANGE IN
                                                             AVERAGE                AVERAGE     NET      ----------------
                                                             BALANCE    INTEREST     RATE      CHANGE    VOLUME     RATE
                                                             -------    --------    -------    ------    ------     ----
                                                                (FULLY TAXABLE EQUIVALENT BASIS, DOLLARS IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees......................................  $11,536     $  890       7.71%     $(33)     $ 54     $  (87)
Securities:
  U.S. Treasury and Federal agency.........................   5,627         352       6.26        65        71         (6)
  State and municipal......................................     302          25       8.20        (1)       --         (1)
  Other....................................................      73           5       6.57         3         2          1
                                                             -------     ------                 ----
      Total securities.....................................   6,002         382       6.36        67        74         (7)
Trading account assets.....................................      79           5       6.30        --        --         --
Interest-bearing deposits at banks.........................     151           2       1.51         2         2         --
Federal funds sold and securities purchased under agreement
  to resell................................................     139           8       5.60        (3)       (3)        --
Assets held for sale.......................................      54           8      15.33         8         8         --
                                                             -------     ------                 ----
      Total domestic earning assets/interest income........  17,961       1,295       7.20        41       148       (107)
                                                             -------     ------                 ----
FOREIGN OFFICES:
Loans, including fees......................................     124           7       5.55         2         2         --
Securities:
  U.S. Treasury and Federal agency.........................      81           4       5.53        (1)       --         (1)
Interest-bearing deposits at banks.........................     147           9       5.81       (22)      (26)         4
Federal funds sold and securities purchased under agreement
  to resell................................................      24           1       5.12        --        --         --
                                                             -------     ------                 ----
      Total foreign earning assets/ interest income........     376          21       5.63       (21)      (21)        --
                                                             -------     ------                 ----
Total domestic and foreign earning assets/interest
  income...................................................  $18,337      1,316       7.18        20       116        (96)
                                                             =======     ======                 ====
SUPPORTING LIABILITIES/INTEREST EXPENSE DOMESTIC OFFICES:
Interest checking deposits.................................  $  335           8       2.43        (7)      (11)         4
Money market accounts......................................   3,106         113       3.63        34        42         (8)
Savings deposits and certificates..........................   4,631         227       4.89        (8)       (5)        (3)
Other interest-bearing time deposits.......................   1,710          95       5.55        45        46         (1)
                                                             -------     ------                 ----
      Total interest-bearing deposits......................   9,782         443       4.52        64        60          4
Short-term borrowings......................................   3,317         172       5.19        19        21         (2)
Senior notes...............................................     855          48       5.58         9         9         --
Minority interest -- dividends on preferred stock of
  subsidiary...............................................     222          16       7.39        16        16         --
Long-term notes............................................     414          29       7.13         2         2         --
                                                             -------     ------                 ----
      Total domestic interest-bearing liabilities/interest
        expense............................................  14,590         708       4.86       110       105          5
                                                             -------     ------                 ----
FOREIGN OFFICES:
Time deposits..............................................   1,250          67       5.33       (30)      (28)        (2)
Short-term borrowings......................................     100           4       3.84         1         1         --
                                                             -------     ------                 ----
      Total foreign interest-bearing liabilities/interest
        expense............................................   1,350          71       5.22       (29)      (27)        (2)
                                                             -------     ------                 ----
Total domestic and foreign interest-bearing
  liabilities/interest expense.............................  15,940         779       4.89        81        80          1
Other noninterest-bearing supporting liabilities...........   2,397          --         --        --        --         --
                                                             -------     ------                 ----
TOTAL DOMESTIC AND FOREIGN SUPPORTING LIABILITIES/INTEREST
  EXPENSE..................................................  $18,337        779       4.25        81        66         15
                                                             =======     ------                 ----
TOTAL NET INTEREST INCOME FROM DOMESTIC AND FOREIGN
  OFFICES..................................................              $  537       2.93%     $(61)     $ 52     $ (113)
                                                                         ======      =====      ====      ====     ======

-------------------------
NOTES TO NET INTEREST INCOME TABLES:
1. Fully taxable equivalent adjustment
   Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 1998, 1997 and 1996. This adjustment also includes a state tax component.
2. Interest income
   The impact of restructured and nonaccrual loans is reflected in all average balance, net interest income and related yield calculations. Average balances include restructured and nonaccrual loans. Interest income and yields on these assets reflect income recorded on a cash basis.
3. Volume and rate variances
   The change in interest income/expense attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The rate variance is calculated by multiplying the annual change in rate by the prior year's volume. Any variance attributable jointly to volume and rate changes is prorated on a weighted basis between volume and rate.
4. Average rate on portfolio securities
   Yields on securities classified as available-for-sale are based on amortized cost.

                              NET INTEREST INCOME
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                                                                 1997                                         1996
                                        -------------------------------------------------------   ----------------------------
                                                                        INTEREST 1997 VS. 1996
                                                                       ------------------------
                                                                                   INCREASE
                                                                                (DECREASE) DUE
                                                                                 TO CHANGE IN
                                        AVERAGE              AVERAGE    NET     ---------------   AVERAGE              AVERAGE
                                        BALANCE   INTEREST    RATE     CHANGE   VOLUME    RATE    BALANCE   INTEREST    RATE
                                        -------   --------   -------   ------   ------    ----    -------   --------   -------
                                                        (FULLY TAXABLE EQUIVALENT BASIS, DOLLARS IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees.................  $10,871    $  923     8.49%     $ 87     $ 83     $  4    $ 9,889    $  836     8.45%
Securities:
  U.S. Treasury and Federal agency....    4,499       287     6.38        41       39        2      3,895       246     6.31
  State and municipal.................      305        26     8.68        (1)       1       (2)       299        27     9.22
  Other...............................       33         2     4.81        (1)      (1)      --         50         3     5.43
                                        -------    ------               ----     ----             -------    ------
      Total securities................    4,837       315     6.51        39       39       --      4,244       276     6.50
Trading account assets................       68         5     6.79        --       --       --         71         5     7.05
Interest-bearing deposits at banks....       --        --       --        --       --       --         --        --       --
Federal funds sold and securities
  purchased under agreement to
  resell..............................      198        11     5.68         1        2       (1)       166        10     5.97
                                        -------    ------               ----     ----             -------    ------
      Total domestic earning
        assets/interest income........   15,974     1,254     7.85       127      126        1     14,370     1,127     7.84
                                        -------    ------               ----     ----             -------    ------
FOREIGN OFFICES:
Loans, including fees.................       90         5     5.24         2        2       --         59         3     4.89
Securities:
  U.S. Treasury and Federal agency....       80         5     5.76         5        5       --         --        --       --
Interest-bearing deposits at banks....      602        31     5.22         1        1       --        577        30     5.28
Federal funds sold and securities
  purchased under agreement to
  resell..............................       32         1     4.61        (1)      (1)      --         48         2     4.19
                                        -------    ------               ----     ----             -------    ------
      Total foreign earning
        assets/interest income........      804        42     5.26         7        6        1        684        35     5.17
                                        -------    ------               ----     ----             -------    ------
Total domestic and foreign earning
  assets/interest income..............  $16,778     1,296     7.72       134      133        1    $15,054     1,162     7.72
                                        =======    ======               ====     ====             =======    ======
SUPPORTING LIABILITIES/INTEREST
EXPENSE
DOMESTIC OFFICES:
Interest checking deposits............  $   854        15     1.73        --        1       (1)   $   816        15     1.87
Money market accounts.................    1,964        79     4.03        23       21        2      1,434        56     3.91
Savings deposits and certificates.....    4,735       235     4.97        57       55        2      3,627       178     4.90
Other interest-bearing time
  deposits............................      890        50     5.59        15       13        2        649        35     5.42
                                        -------    ------               ----     ----             -------    ------
      Total interest-bearing
        deposits......................    8,443       379     4.49        95       86        9      6,526       284     4.36
Short-term borrowings.................    2,910       153     5.27        (5)     (11)       6      3,126       158     5.04
Senior notes..........................      695        39     5.57        16       17       (1)       392        22     5.72
Minority interest -- dividends on
  preferred stock of subsidiary.......       --        --       --        --       --       --         --        --       --
Long-term notes.......................      379        27     7.29         2        1        1        372        26     7.01
                                        -------    ------               ----     ----             -------    ------
      Total domestic interest-bearing
        liabilities/interest
        expense.......................   12,427       598     4.82       108       96       12     10,416       490     4.71
                                        -------    ------               ----     ----             -------    ------
FOREIGN OFFICES:
Time deposits.........................    1,768        97     5.48       (17)     (19)       2      2,121       114     5.37
Short-term borrowings.................       90         3     3.65        --       --       --         94         3     3.44
                                        -------    ------               ----     ----             -------    ------
      Total foreign interest-bearing
        liabilities/interest
        expense.......................    1,858       100     5.39       (17)     (19)       2      2,215       117     5.29
                                        -------    ------               ----     ----             -------    ------
Total domestic and foreign
  interest-bearing
  liabilities/interest expense........   14,285       698     4.89        91       81       10     12,631       607     4.81
Other noninterest-bearing supporting
  liabilities.........................    2,493        --       --        --       --       --      2,423        --       --
                                        -------    ------               ----     ----             -------    ------
TOTAL DOMESTIC AND FOREIGN SUPPORTING
  LIABILITIES/INTEREST EXPENSE........  $16,778       698     4.16        91       71       20    $15,054       607     4.04
                                        =======    ------               ----                      =======    ------
TOTAL NET INTEREST INCOME FROM
  DOMESTIC AND FOREIGN OFFICES........             $  598     3.56%     $ 43     $ 62     $(19)              $  555     3.69%
                                                   ======     ====      ====     ====     ====               ======     ====

NET INTEREST INCOME

     Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or State income taxes, the Management's Discussion and Analysis section of this Report is prepared on an FTE basis, which, in effect, restates tax-advantaged income to a comparable level with nontax-advantaged income. In 1998, the Corporation's FTE net interest income was $537.2 million, down 10 percent from $597.8 million in 1997.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year, which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 1998, the Corporation's average earning assets grew 9 percent, while net interest margin decreased 63 basis points from 3.56 percent in 1997 to 2.93 percent in 1998.

     Average earning assets in 1998 totaled $18.34 billion, up $1.56 billion, or 9 percent, from $16.78 billion in 1997. This growth is primarily the result of an increase in average loans of $699 million, or 6 percent, to $11.66 billion. Excluding the credit card portfolio, average loans rose $1.50 billion or 15 percent led by increases in average commercial and real estate loan outstandings of $872 million (13 percent) and $685 million (29 percent), respectively. At the time of the January 1998 credit card sale, outstanding credit card loans amounted to approximately $693 million, resulting in a reduction in net interest income compared to the prior year. The growth in average loans is attributable to a growing demand for credit in the U.S. economy coupled with an aggressive marketing effort by the Corporation. Average portfolio securities increased $1.17 billion, or 24 percent, to $6.08 billion primarily as a result of increased holdings of Federal agency securities amounting to $1.33 billion. Loans and portfolio securities, as a percent of earning assets, were 63.6 percent and 33.2 percent, respectively, compared to 65.3 percent and 29.3 percent, respectively, in 1997. Average Federal funds sold and securities purchased under agreement to resell decreased 29 percent or $67 million compared to 1997.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also depend on availability of collateral. In 1998, Federal funds purchased and securities sold under agreement to repurchase increased $420 million or 16 percent, which resulted in an increase in short-term borrowings of $417 million or 14 percent from 1997 levels. Domestic interest-bearing deposits increased $1.34 billion, or 16 percent, from 1997. Average foreign office time deposits totaled $1.25 billion, down 29 percent or $518 million, compared to $1.77 billion in 1997. Noninterest-bearing funds supporting earning assets decreased $96 million, but was unchanged year to year as a percentage of average supporting liabilities of 15 percent.

     The Corporation's consolidated net interest margin declined to 2.93 percent from 3.56 percent in 1997. This decrease primarily reflects the sale of the card business in January of 1998 in addition to continued reliance on interest-bearing funds to support growth in earning assets.

NONINTEREST INCOME

                                                                           INCREASE           INCREASE
                                                                          (DECREASE)         (DECREASE)
                                        YEARS ENDED DECEMBER 31          1998 VS. 1997     1997 VS. 1996
                                    --------------------------------    ---------------    -------------
                                      1998        1997        1996       AMOUNT      %     AMOUNT      %
                                      ----        ----        ----       ------      -     ------      -
                                                           (DOLLARS IN THOUSANDS)
Trust and investment management
  fees..........................    $143,724    $133,714    $117,762    $ 10,010      7    $15,952     14
Money market and bond trading...      10,512       7,269       7,992       3,243     45       (723)    (9)
Foreign exchange................       6,772       5,364       9,992       1,408     26     (4,628)   (46)
Merchant and charge card fees...      26,772      50,085      47,244     (23,313)   (47)     2,841      6
Service fees and charges........     109,372      96,324      82,802      13,048     14     13,522     16
Portfolio securities gains......      26,953      13,207       8,786      13,746    104      4,421     50
Gain on sale of charge card
  portfolio.....................      12,000          --          --      12,000    100         --     --
Bank-owned insurance
  investments...................      32,339      12,917       8,484      19,422    150      4,433     52
Foreign fees....................      19,575      18,182      16,144       1,393      8      2,038     13
Other...........................      63,022      40,686      30,101      22,336     55     10,585     35
                                    --------    --------    --------    --------    ---    -------    ---
  Total noninterest income......    $451,041    $377,748    $329,307    $ 73,293     19    $48,441     15
                                    ========    ========    ========    ========    ===    =======    ===

     Noninterest income for the year was $451.0 million in 1998, up $73.3 million or 19 percent from 1997. In the first quarter of 1998, the Corporation realized a gain of $12.0 million on the sale of the credit card portfolio. Merchant and charge card fees declined as a result of the sale by $23.3 million. The other primary contributors to the increase are trust and investment management fees, service fees and charges, securities gains, income on bank-owned insurance investments and other income.

     Trust and investment management fees were $143.7 million, up $10.0 million or 7 percent from the prior year, primarily from increased personal trust and corporate trust revenue. Service fees and charges were $109.4 million in 1998, up $13.0 million or 14 percent over 1997 due primarily to product growth. Net gains reported from the sale of debt securities totaled $27.0 million, up $13.7 million or 104 percent from 1997, due to opportunities in the market for periodic sale and profitable reinvestment of proceeds in 1998. Income on bank-owned insurance investments increased $19.4 million or 150 percent from 1997 due to increased investment balances. Other income, which included syndication fees and mortgage loan sales, increased $22.3 million or 55 percent.

     Trading account gains, primarily from municipal bond trading, totaled $10.5 million, up $3.2 million from 1997. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. Foreign exchange revenues were $6.8 million, up $1.4 million or 26 percent from 1997. In 1995 HTSB and BMO agreed to combine their U.S. FX. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option.

NONINTEREST EXPENSE

                                                                           INCREASE          INCREASE
                                                                          (DECREASE)        (DECREASE)
                                        YEARS ENDED DECEMBER 31         1998 VS. 1997      1997 VS. 1996
                                    --------------------------------    --------------    ---------------
                                      1998        1997        1996      AMOUNT      %      AMOUNT      %
                                      ----        ----        ----      ------      -      ------      -
                                                           (DOLLARS IN THOUSANDS)
Salaries and other
  compensation..................    $326,103    $314,719    $273,849    $11,384      4    $ 40,870     15
Pension, profit sharing and
  other employee benefits.......      60,906      57,423      53,145      3,483      6       4,278      8
Net occupancy...................      51,342      56,462      47,690     (5,120)    (9)      8,772     18
Equipment.......................      52,622      48,119      41,715      4,503      9       6,404     15
Marketing.......................      25,896      25,675      29,342        221      1      (3,667)   (12)
Communication and delivery......      22,595      24,129      20,954     (1,534)    (6)      3,175     15
Deposit insurance...............       3,082       2,988      18,189         94      3     (15,201)   (84)
Expert services.................      33,440      31,159      19,382      2,281      7      11,777     61
Contract programming............      23,633      14,047       7,069      9,586     68       6,978     99
Other...........................      54,881      61,117      64,493     (6,236)   (10)     (3,376)    (5)
                                    --------    --------    --------    -------    ---    --------    ---
                                     654,500     635,838     575,828     18,662      3      60,010     10
Amortization of goodwill and
  other valuation intangibles...      24,104      27,839      18,168     (3,735)   (13)      9,671     53
                                    --------    --------    --------    -------    ---    --------    ---
     Total noninterest
       expenses.................    $678,604    $663,677    $593,996    $14,927      2    $ 69,681     12
                                    ========    ========    ========    =======    ===    ========    ===

     Noninterest expenses totaled $678.6 million, up $14.9 million or 2 percent from 1997. Employment-related expenses totaled $387.0 million, an increase of $14.9 million or 4 percent. Net occupancy expenses totaled $51.3 million, down $5.1 million from 1997. Equipment expenses totaled $52.6 million, up $4.5 million or 9 percent from 1997. Expert services and contract programmers increased $2.3 million and $9.6 million, respectively, primarily due to Year 2000 compliance activities (see the Risk Management Summary section of this Report on page 34 for further information). Other noninterest expenses decreased $6.2 million or 10 percent from 1997. Amortization of goodwill and other valuation intangibles decreased $3.7 million or 13 percent from 1997, due to the credit card sale in the first quarter of 1998 which removed previously recorded credit card intangibles from the Corporation's balance sheet.

INCOME TAXES

     The Corporation recorded income tax expense of $69.9 in 1998, compared to $70.1 million in 1997. The Corporation's effective tax rate decreased to 27.7 percent in 1998 from 30.9 percent in 1997.

     At December 31, 1998, the Corporation's Federal and Illinois net deferred tax assets were $60.1 million and $12.4 million, respectively. The Corporation has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire Federal and Illinois deferred tax assets.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 1998 also includes a $25.0 million liability for the tax effect of unrealized gains or losses associated with marking to market certain securities designated as available-for-sale.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for the reporting and display of comprehensive income and its components and requires presentation in a full set of general-purpose financial statements. Comprehensive income is the change in an enterprise's equity that results from transactions during the period with nonowner sources; it includes net income and specific items that bypass net income and are reported as a separate component of equity. The Corporation adopted this Statement in 1998 and it had no impact on its financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement established standards for reporting financial and nonfinancial information about an enterprise's operating segments in annual financial statements and interim financial reports issued to shareholders. The Corporation adopted this Statement in 1998 and it did not have a material impact on the Corporation's financial position and results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revised financial statement disclosure requirements for pension and other postretirement benefit plans. It standardizes the disclosure requirements for pension and other postretirement benefits, requires additional disclosure information regarding changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. The Statement does not change the measurement or recognition of the benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Corporation adopted this statement in 1998 and it did not have a material effect on the Corporation's financial position or results of operations.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. The Corporation intends to adopt this statement in 1999 and does not expect it to have a material effect on the Corporation's financial position or results of operations.

     In March 1998, the AICPA (American Institute of Certified Public Accountants) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use for all nongovernmental entities, including non-for-profit organizations. It also provides guidance for determining when computer software is for internal-use and when it is considered to be for external sale or licensing under SFAS 86. The SOP indicates that internal-use software is software that is acquired, internally developed or modified solely to meet an entity's internal needs and for which there is no substantive plan to market externally that has a reasonable possibility for being implemented. The Corporation had adopted this statement in January 1998 and it did not have a material effect on the Corporation's financial position or results of operations.

RETURN ON ASSETS AND COMMON STOCKHOLDER'S EQUITY

     Return on assets ("ROA"), measured by net income as a percentage of average total assets, was 0.86 percent in 1998 compared with 0.82 percent in 1997. The current year's ROA was higher than the average ROA of 0.83 percent for the five-year period ended December 31, 1998. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. The ratio of average common stockholder's equity to average total assets was 6.56 percent in 1998 compared to 6.91 percent in 1997. For 1998, the return on common stockholder's equity ("ROE") was 11.92 percent, up from the 10.54 percent achieved in 1997 and the 11.46 percent five-year average return for the period ended December 31, 1998.

     Cash flow ROA was 0.94 percent in 1998 and 0.92 percent in 1997. Cash flow ROE was 16.24 percent and 15.43 percent in 1998 and 1997, respectively.

                                                                  YEARS ENDED DECEMBER 31
                                                                ----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                  (BASED ON NET INCOME AND
                                                                      DAILY AVERAGES)
Return on assets(1).........................................      0.86%      0.82%      0.83%
Cash flow return on assets(2)...............................      0.94       0.92       0.91
Common stockholder's equity as a percentage of total
  assets(1).................................................      6.56       6.91       6.42
Return on common stockholder's equity(1)....................     11.92      10.54      11.55
Cash flow return on common stockholder's equity(3)..........     16.24      15.43      15.15
Dividend payout ratio(4)....................................    108.47      38.99      44.40
Earnings retained as a percentage of common stockholder's
  equity(5).................................................     (1.11)      7.38       7.18
Percentage growth in total average assets...................     10.45      11.89      10.72

-------------------------
(1) Total average assets and average common equity used in these calculations include average gross and net unrealized gains or losses on available-for-sale securities, respectively.

(2) Cash flow return on average assets is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

(3) Cash flow return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less gross average intangible assets.

(4) Dividends on common and preferred stock as a percent of net income. 1997 includes both cash and noncash dividends. 1998 ratio includes impact of special dividends of $125 million. Excluding the payment of the special dividends as part of a capital restructuring and the sale of HTSB's credit card portfolio, the dividend payout ratio would have been 40.02%.

(5) Earnings retained is defined as net income minus dividends. 1998 includes the impact of special dividends of $125 million. Excluding the payment of the special dividends, earnings retained as a percentage of common stockholder's equity would have been 7.86%.

CAPITAL POSITION

     The Corporation's equity capital of $1.65 billion at December 31, 1998, has increased significantly from five years earlier when equity capital amounted to $1.02 billion. During 1998 and 1997, Bankcorp declared and paid common dividends of $181.5 million and $44.5 million, respectively, and preferred dividends of $16.6 million in both years. 1998 common dividends included special dividends of $125 million related to the sale of HTSB's credit card portfolio. Included in 1997 common dividends were cash dividends of $42.0 million and a $2.5 million dividend-in-kind related to the partial transfer of Harris Trust Company of Florida to Bankmont. During 1996, the Corporation declared and paid common dividends of $48.2 million and preferred dividends of $15.0 million. During 1998 and 1997, the Corporation's equity capital was increased by $26.7 million and $19.6 million, respectively, representing after-tax unrealized holding gains related to the Corporation's securities available-for-sale. Average consolidated equity capital for 1998 was $1.6 billion, compared with the 1997 average of $1.6 billion and the 1996 average of $1.3 billion.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company only net equity investment in bank and nonbank subsidiaries and other equity investments as a percentage of its equity capital, was 110 percent at December 31, 1998, up from 101 percent at December 31, 1997. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

RISK-BASED CAPITAL

     U.S. banking regulators have issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance-sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. Bankcorp, as a U.S. bank holding company, and HTSB, as a state-member bank, must each adhere to the guidelines of the Federal Reserve Board (the "Board"), which are not significantly different than those published by other U.S. banking regulators. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4.0 percent and total regulatory capital to risk-weighted assets of 8.0 percent.

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The portion of the allowance for possible loan losses includable in Tier 2 capital is limited to
1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.66 percent and 11.57 percent, respectively, at December 31, 1998.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions, including those experiencing or anticipating significant growth, are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The Corporation's Tier 1 leverage ratio was 7.26 percent for fourth quarter 1998 and 6.81 percent for fourth quarter 1997.

     In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering (see Note 15 to Financial Statements). The preferred stock qualifies as Tier 1 capital of the Bank for U.S. banking regulatory purposes.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." See Note 15 to Financial Statements on page 75 of this Report. Based on those regulations effective at December 31, 1998 all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 1998, the highest capital category.

     Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At December 31, 1998 the Corporation's intangible assets totaled $268.2 million, including approximately $255.6 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 7.20 percent for the fourth quarter of 1998.

     Risk-based capital guidelines exclude net unrealized holding gains (losses) associated with marking to market securities designated as available-for-sale from Tier 1 capital with the exception of unrealized depreciation of marketable equity securities, which continue to be deducted from Tier 1 capital. Net unrealized holding gains (losses) excluded for risk-based capital purposes amounted to $38.2 million and $11.5 million at December 31, 1998 and 1997, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years.

                                                                         DECEMBER 31
                                                        ---------------------------------------------
                                                           1998             1997             1996
                                                           ----             ----             ----
                                                                   (DOLLARS IN THOUSANDS)
Total assets (end of period)........................    $22,797,830      $20,133,461      $18,228,740
                                                        ===========      ===========      ===========
Average assets (fourth quarter).....................    $22,265,475      $19,978,660      $18,159,800
                                                        ===========      ===========      ===========
Risk-based on-balance-sheet assets..................    $14,077,289      $13,051,738      $11,975,359
                                                        ===========      ===========      ===========
Risk-based off-balance-sheet assets.................    $ 4,559,231      $ 4,112,859      $ 3,508,486
                                                        ===========      ===========      ===========
     Total risk-based assets, net of deductions
       (based on regulatory accounting
       principles)..................................    $18,374,480      $16,883,446      $15,191,093
                                                        ===========      ===========      ===========
Tier 1 capital......................................    $ 1,591,846      $ 1,339,949      $ 1,230,628
                                                        ===========      ===========      ===========
Supplementary capital...............................    $   535,363      $   470,443      $   501,497
                                                        ===========      ===========      ===========
     Total capital, net of deductions (based on
       regulatory accounting principles)............    $ 2,126,585      $ 1,809,767      $ 1,731,448
                                                        ===========      ===========      ===========
Tier 1 leverage ratio...............................           7.26%            6.81%            6.88%
Risk-based capital ratios:
     Tier 1.........................................           8.66%            7.94%            8.10%
     Total..........................................          11.57%           10.72%           11.40%

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

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, portfolio securities available for sale and trading account assets. Liquid assets represented approximately 39 percent of the Corporation's total assets and amounted to $8.83 billion at December 31, 1998 compared to liquid assets of $7.27 billion or approximately 36 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 1998, $940 million of short-term notes were outstanding with original maturities ranging from 31 to 182 days (remaining maturities ranging from 22 to 130 days) and stated interest rates ranging from 5.00 percent to 5.50 percent. As of December 31, 1997, $100 million of short-term notes were outstanding with original maturities of 14 days and an interest rate of 5.90 percent.

     The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts, increased from $10.63 billion or 63 percent of total non-equity funding at December 31, 1997 to $11.41 billion or 61 percent of total non-equity funding at December 31, 1998. Total wholesale deposits and short-term borrowings increased from $6.35 billion or 37 percent of total non-equity funding at December 31, 1997 to $7.23 billion or 39 percent of total non-equity funding at December 31, 1998.

     Average money market liabilities increased 14 percent to $3.42 billion from $3.00 billion for 1997, primarily as a result of increases in Federal funds borrowed and securities sold under repurchase agreements. Average money market assets decreased $371.1 million or 45 percent from 1997. These assets represented 3 percent of average earning assets in 1998 compared to 5 percent in 1997, primarily reflecting decreases in interest bearing deposits at banks.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 18, 1999. There were no borrowings under this credit facility in 1998 or 1997.

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

                                                                        DECEMBER 31, 1998
                                     ----------------------------------------------------------------------------------------
                                                            REPRICING PERIOD
                                     ---------------------------------------------------------------   NONREPRICING
                                     1-31 DAYS   32-90 DAYS   91-365 DAYS   1-5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                                     ---------   ----------   -----------   ---------   ------------   ------------    -----
                                                                          (IN MILLIONS)
ASSETS
  Loans............................   $ 6,150     $ 1,863       $ 1,272      $2,412        $  531        $    --      $12,228
  Portfolio and trading account
    securities.....................       764         395         1,496       2,182         2,243              4        7,084
  Interest-bearing deposits at
    banks..........................        --          99            --          --            --             --           99
  Federal funds sold and securities
    purchased under agreement to
    resell.........................       156          --            --          --            --             --          156
  Other assets.....................        --          --            --          --            --          3,231        3,231
                                      -------     -------       -------      ------        ------        -------      -------
Total assets.......................     7,070       2,357         2,768       4,594         2,774          3,235      $22,798
                                      -------     -------       -------      ------        ------        -------      =======
LIABILITIES AND STOCKHOLDER'S
  EQUITY
  Time deposits....................     2,246       1,414         1,773         537             9             --        5,979
  Savings and interest checking
    deposits.......................     5,344          --            --          --            --             --        5,344
  Noninterest-bearing deposits.....        --          --            --          --            --          4,000        4,000
                                      -------     -------       -------      ------        ------        -------      -------
Total deposits.....................     7,590       1,414         1,773         537             9          4,000       15,323
  Federal funds purchased and
    securities sold under agreement
    to repurchase..................     3,127         307             7          --            --             --        3,441
  Minority interest-preferred stock
    of subsidiary..................        --          --            --          --            --            250          250
  Other interest-bearing
    liabilities....................       888         254           428          99           155             --        1,824
  Other noninterest-bearing
    liabilities....................        --          --            --          --            --            309          309
  Stockholder's equity.............        --          --            --          --            --          1,651        1,651
                                      -------     -------       -------      ------        ------        -------      -------
Total liabilities and stockholder's
  equity...........................    11,605       1,975         2,208         636           164          6,210      $22,798
                                      -------     -------       -------      ------        ------        -------      =======
  Interest sensitivity gap before
    net interest rate swaps,
    derivative products and forward
    commitments....................    (4,535)        382           560       3,958         2,610         (2,975)
Net interest rate swaps............       (83)        (51)            9         111            14             --
                                      -------     -------       -------      ------        ------        -------
  Interest sensitivity gap.........   $(4,618)    $   331       $   569      $4,069        $2,624        $(2,975)
                                      =======     =======       =======      ======        ======        =======
  Cumulative gap...................               $(4,287)      $(3,718)     $  352        $2,975
                                                  =======       =======      ======        ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 1998. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. Certificates of deposit are reported based upon scheduled maturity without reference to early redemption or renewal options. Fixed term assets such as residential mortgages and consumer loans are reported based upon scheduled repayments and estimated prepayments based on historical behavior. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 1998, the Corporation had a cumulative negative one-year interest rate gap of $3.7 billion. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

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

     Given a static balance sheet at December 31, 1998, for an immediate 100 basis point upward movement in interest rates net interest income would decrease by approximately $17.5 million over the next year compared to what it would otherwise have been, and the net equity value of all interest-sensitive positions would decrease by $152.8 million. Conversely, a decline in rates would have approximately the same absolute impacts but in the opposite direction. At December 31, 1997, the same analysis using similar assumptions indicated that net income would have decreased by approximately $7.0 million and the net equity value of all interest-sensitive positions would have decreased by $73.8 million.

     Management believes that the Corporation is well-positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

CASH FLOWS

     Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statements of Cash Flows can be found on page 50 of this Report. These financial statements are based on period-end balances and do not reflect average investment or financing levels.

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

     The Corporation's Consolidated Statements of Cash Flows divides its activities into three main categories: operating, investing and financing. Operating activities consist of those activities not categorized as investing or financing and generally include cash revenues and expenses associated with providing services to customers. Investing cash flows are defined as those arising from the acquisition or disposal of loans, portfolio securities, money market assets, subsidiaries, and fixed assets. Financing cash flows include deposits, both infusions from and dividend payments to the stockholder, along with borrowings and principal repayments to bondholders or other creditors.

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and trading assets be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's cash flows generated from operations. Core operating cash flows, consisting of net income before provision for loan losses and depreciation and amortization, decreased by $4 million. Year-end trading account assets increased $67 million year to year, while loans held for sale (primarily residential mortgages) increased $167 million.

     In 1998, the Corporation's investing activities utilized a total of $2.96 billion in net cash. Portfolio securities, the primary use of new funds, increased $1.66 billion. Interest-bearing deposits at banks decreased $499 million, investments in bank owned insurance increased $458 million and Federal funds sold and securities purchased under agreement to resell increased $75 million.

     In 1998, the Corporation's financing activities included accepting customer deposits, purchasing Federal funds and issuing short-term senior notes. Financing activities provided $3.14 billion of net cash available to the Corporation in 1998. Deposits increased $891 million and short-term senior notes of $840 million were issued, net. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

     In the past three years, the Corporation has had two significant noncash transactions. As of December 31, 1997, credit card loan balances were transferred to assets held for sale in anticipation of their sale in January 1998. In July 1997, 80 percent ownership of Harris Trust/Bank of Montreal (formerly Harris Trust Company of Florida) was transferred by way of a noncash dividend to Bankmont. See Portfolio Securities section below for further information. Noncash portions of these transactions were excluded from the Corporation's Consolidated Statements of Cash Flows.

SELECTED LOAN MATURITY SPREAD

     Variable rate loans, excluding consumer loans, accounted for 60 percent of total loans in 1998 compared to 58 percent in 1997. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1.19 billion. Of these loans, $1.0 billion or 86 percent are due within five years. Overall, the average FTE yield on total loans excluding the credit card portfolio decreased to 7.69 percent in 1998 from 7.96 percent in 1997. The Corporation's average prime rate in 1998 was 8.35 percent compared to 8.44 percent in 1997. The primary cause for the decline in yields from 1997 was the January, 1998 sale of HTSB's credit card portfolio.

Type of loan, by maturity*

                                                                 DECEMBER 31, 1998
                                                  -----------------------------------------------
                                                    WITHIN     1 THROUGH      OVER
                                                    1 YEAR      5 YEARS     5 YEARS      TOTAL
                                                    ------     ---------    -------      -----
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural..........  $7,023,159   $1,011,810   $159,617   $8,194,586
Real estate construction........................     127,268       19,785      2,189      149,242
Foreign.........................................      81,803           64         --       81,867
                                                  ----------   ----------   --------   ----------
                                                  $7,232,230   $1,031,659   $161,806   $8,425,695
                                                  ==========   ==========   ========   ==========
Loans with:
  Predetermined interest rates..................  $  561,116   $  417,646   $ 75,091   $1,053,853
  Floating interest rates.......................   6,671,114      614,013     86,715    7,371,842
                                                  ----------   ----------   --------   ----------
                                                  $7,232,230   $1,031,659   $161,806   $8,425,695
                                                  ==========   ==========   ========   ==========

-------------------------
*Excludes installment loans to individuals, real estate mortgages and lease financing.

SECURITIES

     Debt and marketable equity securities are classified into two categories. Trading account securities include those securities purchased for sale in the near term. The remaining securities are classified as "available-for-sale." These securities are classified as available-for-sale, even if the company has no current intent to dispose of them. Available-for-sale securities are carried at fair value, with net unrealized gains and losses (after-tax) reported as a separate component of equity.

     At December 31, 1998, available-for-sale securities included $63.2 million of fair value above amortized cost and stockholder's equity included $38.2 million of unrealized (after tax effect) holding gains. At December 31, 1997, available-for-sale securities included $19.0 million of fair value above amortized cost, and stockholder's equity included $11.5 million of unrealized (after tax effect) holding gains.

     Securities averaged $6.1 billion in 1998. On an FTE basis, interest income from securities increased $66.9 million to $386.4 million. The overall FTE yield on the Corporation's securities averaged 6.35 percent during 1998. Yields on the portion of average securities classified as available-for-sale are based on amortized cost.

                                                           YEARS ENDED DECEMBER 31
                                         ------------------------------------------------------------
                                                1998                 1997                 1996
                                         ------------------   ------------------   ------------------
                                           AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                                           ------     -----     ------     -----     ------     -----
                                                      (FULLY TAXABLE EQUIVALENT YIELDS)
                                             (DAILY BALANCE SHEET AVERAGES, DOLLARS IN THOUSANDS)
Portfolio securities available-for-sale
  U.S. Treasury........................  $1,601,437   6.21%   $1,738,220   6.37%   $1,585,333   6.37%
  Federal agency.......................   4,139,620   6.26     2,810,739   6.38     2,271,859   6.26
  State and municipal..................     312,320   8.19       313,896   8.68       311,202   9.22
  Other................................      73,066   6.63        32,880   4.81        50,785   5.43
                                         ----------   ----    ----------   ----    ----------   ----
       Total portfolio securities
          available-for-sale...........  $6,126,443   6.35%   $4,895,735   6.51%   $4,219,179   6.50%
                                         ==========   ====    ==========   ====    ==========   ====

     The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 1998, the Corporation purchased $17.4 billion of available-for-sale securities, sold $2.6 billion of available-for-sale securities and had $13.2 billion of available-for-sale securities mature. During 1997, the Corporation purchased $14.2 billion of available-for-sale securities, sold $1.31 billion of available-for-sale securities and had $11.7 billion of available-for-sale securities mature. The aforementioned sales of securities generated a pretax net gain of $27.0 million during 1998 compared to a net gain of $13.2 million during 1997 and a net gain of $8.8 million in 1996. On an after-tax basis, the Corporation recorded a net gain from securities sales of $16.5 million in 1998 compared to $8.1 million in 1997 and $5.4 million in 1996. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

     Unrealized holding gains for available-for-sale securities, as of December 31, 1998, amounted to $63.2 million compared to unrealized holding gains of $19.0 million as of December 31, 1997. The change in unrealized gains and losses of $44.2 million was due to gains in market value as a result of fluctuations in interest rates at year-end 1998 versus year-end 1997, and a change in the mix of the portfolio.

Carrying Value

                                                                   DECEMBER 31
                                           ------------------------------------------------------------
                                                  1998                 1997                 1996
                                           ------------------   ------------------   ------------------
                                             AMOUNT       %       AMOUNT       %       AMOUNT       %
                                             ------       -       ------       -       ------       -
                                                              (DOLLARS IN THOUSANDS)
Portfolio securities available-for-sale
  U.S. Treasury..........................  $1,545,642    22.1   $1,628,882    31.1   $1,282,218    32.2
  Federal agency.........................   4,942,196    71.0    3,253,819    62.2    2,357,726    59.2
  State and municipal....................     337,672     4.9      312,564     6.0      312,843     7.8
  Other..................................     138,144     2.0       34,125     0.7       32,396     0.8
                                           ----------   -----   ----------   -----   ----------   -----
     Total portfolio securities
       available-for-sale................  $6,963,654   100.0   $5,229,390   100.0   $3,985,183   100.0
                                           ==========   =====   ==========   =====   ==========   =====

     At year-end 1998, the weighted average maturity of the Corporation's portfolio securities was 8 years and 3 months, an increase of 2 years and 11 months from the average maturity at the end of 1997. The maturity distribution of the investment portfolio at December 31, 1998, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 1998. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                     DECEMBER 31
                         ----------------------------------------------------------------------------------------------------
                                                                                STATE, MUNICIPAL
                             U.S. TREASURY             FEDERAL AGENCY               AND OTHER                   TOTAL
                         ---------------------      ---------------------      -------------------      ---------------------
                                      WEIGHTED                   WEIGHTED                 WEIGHTED                   WEIGHTED
                                      AVERAGE                    AVERAGE                  AVERAGE                    AVERAGE
                           AMOUNT      YIELD          AMOUNT      YIELD         AMOUNT     YIELD          AMOUNT      YIELD
                           ------     --------        ------     --------       ------    --------        ------     --------
                                               (FULLY TAXABLE EQUIVALENT YIELDS, DOLLARS IN THOUSANDS)
Portfolio securities
  available-for-sale
  Within 1 year........  $  371,800     5.90%       $1,987,115     5.38%       $ 44,655     9.04%       $2,403,570     5.53%
  1 to 5 years.........     592,168     5.67           823,990     5.92         171,808     7.66         1,587,966     6.02
  5 to 10 years........     539,766     5.50           168,222     6.02          95,406     7.55           803,394     5.85
  Over 10 years........          --       --         1,948,285     6.44          16,250     8.01         1,964,535     6.45
  No stated maturity...          --       --                --       --         140,975     7.04           140,975     7.04
                         ----------     ----        ----------     ----        --------     ----        ----------     ----
  1998 Total...........  $1,503,734     5.67%       $4,927,612     5.91%       $469,094     7.60%       $6,900,440     5.97%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
  1997 Total...........  $1,624,891     4.78%       $3,249,562     6.19%       $335,896     8.02%       $5,210,349     5.87%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
1998 Average
  maturity.............       4 years 8 months          10 years 5 months         0 years 3 months           8 years 3 months
1997 Average
  maturity.............       4 years 6 months          5 years 11 months         3 years 9 months           5 years 4 months

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 1998, there were no portfolio securities of any one issuer aggregating more than 10 percent of stockholders equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 1998.

DEPOSITS

     Total deposits in 1998 averaged $14.37 billion, up $1.09 billion or 8 percent from 1997. The Corporation's average core deposits, consisting of demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, and savings certificates grew $785 million or 7 percent to $11.41 billion. Money market accounts experienced the largest growth, up $1.14 billion or 58 percent over 1997 levels, followed by demand deposits which increased by $266 million or 9 percent to 3.29 billion. Interest checking deposits and savings certificates decreased by $519 million or 61 percent and by $101 million or 3 percent over 1997 levels, respectively. Passbook and statement savings accounts totaling $1.40 billion remained at relatively the same level as 1997. Deposits in foreign offices decreased by $518 million or 29 percent to $1.25 billion. Other time deposits reflected an increase of $820 million or 92 percent from 1997. Daily averages and year-to-year comparisons are summarized below.

                                  YEARS ENDED DECEMBER 31            1998 VS. 1997      1997 VS. 1996
                          ---------------------------------------   ----------------   ----------------
                             1998          1997          1996         AMOUNT      %      AMOUNT      %
                             ----          ----          ----         ------      -      ------      -
                                             (DAILY AVERAGES, DOLLARS IN THOUSANDS)
Demand deposits.........  $ 3,287,124   $ 3,020,864   $ 2,812,007   $  266,260     9   $  208,857     7
Interest checking
  deposits..............      334,633       853,799       815,853     (519,166)  (61)      37,946     5
Money market accounts...    3,106,277     1,964,212     1,434,293    1,142,065    58      529,919    37
Passbook and statement
  savings accounts......    1,401,687     1,404,897     1,134,912       (3,210)   (0)     269,985    24
Savings certificates....    3,281,333     3,382,441     2,555,894     (101,108)   (3)     826,547    32
Other time deposits.....    1,710,364       890,277       650,205      820,087    92      240,072    37
Deposits in foreign
  offices...............    1,249,639     1,767,534     2,120,650     (517,895)  (29)    (353,116)  (17)
                          -----------   -----------   -----------   ----------   ---   ----------   ---
  Total deposits........  $14,371,057   $13,284,024   $11,523,814   $1,087,033     8   $1,760,210    15
                          ===========   ===========   ===========   ==========   ===   ==========   ===

     Interest expense on deposits increased by $33.4 million or 7 percent in 1998 primarily due to higher average deposit balances. Interest expense on domestic deposits rose 17 percent from 1997, while interest on foreign office deposits decreased by 31 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below.

Average Interest Rates Paid

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
                                                           1998       1997       1996
                                                           ----       ----       ----
Interest checking deposits.............................    2.43%      1.73%      1.87%
Money market accounts..................................    3.63       4.03       3.91
Passbook and statement savings accounts................    3.32       3.29       3.29
Savings certificates...................................    5.57       5.67       5.64
Other interest-bearing time deposits...................    5.55       5.59       5.42
Time deposits in foreign offices.......................    5.33       5.48       5.37
  Total interest-bearing deposits......................    4.62%      4.66%      4.61%
                                                           ====       ====       ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $2.99 billion at December 31, 1998. Total 1998 interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $150.7 million compared to $115.1 million in 1997 and $70.1 million in 1996. Virtually all time deposits in foreign offices were in denominations of $100,000 or more.

     The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:

Domestic Office Certificates of Deposit

                                                               DECEMBER 31
                                                      ------------------------------
                                                       1998         1997        1996
                                                       ----         ----        ----
                                                              (IN MILLIONS)
Maturities:
3 months or less..................................    $2,223       $1,132       $402
3 to 6 months.....................................       427          229        250
6 to 12 months....................................       210          178        139
Over 12 months....................................       126           98        123
                                                      ------       ------       ----
  Total...........................................    $2,986       $1,637       $914
                                                      ======       ======       ====

MONEY MARKET ASSETS AND LIABILITIES

     The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, decreased 45 percent to $460 million in 1998 from $831 million in 1997. The average yield on money market assets decreased from 5.31 percent in 1997 to 4.31 percent in 1998. Interest income earned on these assets decreased 55 percent to $19.8 million in 1998. At December 31, 1998, interest-bearing deposits at banks and Federal funds sold totaled $98.9 million and $156 million, respectively, compared to $598 million and $81 million at year-end 1997. There were no reverse repurchase agreements outstanding at December 31, 1998 or December 31, 1997.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, senior notes and other short-term borrowings, represent a managed source of funds for the Corporation. During 1998, money market liabilities averaged $4.27 billion, an increase of 16 percent from 1997, when money market liabilities averaged $3.70 billion. The average rate paid on these borrowings decreased from 5.32 percent in 1997 to
5.24 percent in 1998, reflecting generally lower short-term interest rates experienced by the market during 1998. At December 31, 1998, repurchase agreements totaled $2.46 billion compared to $1.87 billion at year-end 1997. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 1998, 1997 and 1996:

Federal funds purchased and securities sold under agreement to repurchase

                                                              1998            1997            1996
                                                              ----            ----            ----
                                                                     (DOLLARS IN THOUSANDS)
Amount outstanding at end of year......................    $3,440,832      $2,451,873      $1,983,047
Average interest rate of outstanding borrowings at end
  of year..............................................          4.55%           5.65%           6.64%
Highest amount outstanding as of any month-end during
  the year.............................................    $3,445,461      $3,633,014      $3,116,382
Daily average amount outstanding during the year.......    $2,920,337      $2,610,976      $2,524,176
Daily average annualized rate of interest..............          5.14%           5.22%           5.00%

     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 1998, 1997 and 1996:

Short-term borrowings

                                                                  1998          1997          1996
                                                                  ----          ----          ----
                                                                       (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................    $168,151      $503,320      $347,690
Average interest rate of outstanding borrowings at end of
  year......................................................        5.61%         5.96%         5.27%
Highest amount outstanding as of any month-end during the
  year......................................................    $443,499      $503,320      $858,381
Daily average amount outstanding during the year............    $188,575      $ 68,396      $421,200
Daily average annualized rate of interest...................        5.25%         5.09%         4.88%

     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 1998, 1997 and 1996:

Commercial paper

                                                                  1998          1997          1996
                                                                  ----          ----          ----
                                                                       (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................    $261,905      $351,427      $334,653
Average interest rate of outstanding commercial paper at end
  of year...................................................        4.50%         5.31%         5.06%
Highest amount outstanding as of any month-end during the
  year......................................................    $350,070      $390,739      $334,653
Daily average amount outstanding during the year............    $308,508      $320,805      $275,194
Daily average annualized rate of interest...................        5.23%         5.23%         5.08%

     Senior notes are short- and medium-term notes issued to institutional investors from time-to-time. During 1998, 1997 and 1996 only short-term notes were outstanding. The following amounts and rates applied during 1998, 1997 and 1996:

Senior notes

                                                                1998            1997           1996
                                                                ----            ----           ----
                                                                      (DOLLARS IN THOUSANDS)
Amount outstanding at end of year........................    $  940,000      $  100,000      $350,000
Average interest rate of outstanding senior notes at end
  of year................................................          5.22%           5.90%         5.61%
Highest amount outstanding as of any month-end during the
  year...................................................    $1,231,000      $1,325,000      $589,000
Daily average amount outstanding during the year.........    $  855,366      $  695,329      $392,283
Daily average annualized rate of interest................          5.58%           5.57%         5.72%

SUMMARY

     In 1998, significant year-to-year loan growth occurred among the following loan categories: manufacturing and processing, public and private service industries, other commercial, other financial institutions and mortgages secured by residential and commercial property.

DISTRIBUTION OF LOANS BY TYPE OF BORROWER

                                                                      DECEMBER 31
                                              -----------------------------------------------------------
                                                1998         1997         1996         1995        1994
                                                ----         ----         ----         ----        ----
                                                                     (IN MILLIONS)
Domestic Loans:
  Manufacturing and processing............    $ 2,480.1    $ 2,343.5    $ 1,817.0    $1,437.7    $1,065.5
  Public and private service industries...      2,527.0      2,383.6      2,073.0     1,968.4     1,738.7
  Mining (including oil and gas)..........         12.3         14.5         24.8        27.8         8.0
  Farmers.................................        139.2        163.6        148.3        35.5        35.3
  Individuals (single payment)............        551.0        534.7        402.0       344.5       394.3
  Loans to purchase and carry
     securities...........................         23.9         25.6         41.4        76.4        62.7
  State and political subdivisions,
     including industrial revenue bonds...         11.4         12.9         18.3        28.5        37.5
  Other commercial........................        774.1        494.5        583.0       607.5       568.4
                                              ---------    ---------    ---------    --------    --------
     Total Commercial.....................      6,519.0      5,972.9      5,107.8     4,526.3     3,910.4
                                              ---------    ---------    ---------    --------    --------
  Finance companies.......................        195.8        217.5        233.7       215.4       207.3
  Commercial banks........................           --          1.5        111.9        15.8        14.7
  Investment companies....................        140.7         93.8         74.7        77.4        66.8
  Mortgage companies......................         90.4         68.4          3.4         5.1         4.6
  Other financial institutions............        726.4        631.4        505.3       393.1       247.8
                                              ---------    ---------    ---------    --------    --------
     Total Financial Institutions.........      1,153.3      1,012.6        929.0       706.8       541.2
                                              ---------    ---------    ---------    --------    --------
     Total Brokers and Dealers............        522.3        437.3        447.4       331.4       392.5
                                              ---------    ---------    ---------    --------    --------
  Construction............................        149.2        163.9        186.9       195.7       175.5
  Mortgages secured by residential
     property.............................      2,605.6      2,218.2      1,947.6     1,511.8     1,252.9
  Mortgages secured by commercial
     property.............................        579.7        424.3        436.1       485.0       374.6
                                              ---------    ---------    ---------    --------    --------
          Total Real Estate...............      3,334.5      2,806.4      2,570.6     2,192.5     1,803.0
                                              ---------    ---------    ---------    --------    --------
  Charge card.............................           --           --      1,041.9     1,095.8       898.3
  Other installment.......................        602.4        531.5        484.1       478.4       436.8
                                              ---------    ---------    ---------    --------    --------
     Total Installment (to individuals)...        602.4        531.5      1,526.0     1,574.2     1,335.1
                                              ---------    ---------    ---------    --------    --------
     Total Lease Financing................         16.9         23.0         29.9          --          --
                                              ---------    ---------    ---------    --------    --------
     Total Domestic Loans.................     12,148.4     10,783.7     10,610.7     9,331.2     7,982.2
                                              ---------    ---------    ---------    --------    --------
Foreign Loans:
  Governments and official institutions...          0.8          0.9          1.0         1.0         1.0
  Banks and other financial
     institutions.........................         52.9         51.0        137.6       160.8       250.6
  Other, primarily commercial and
     industrial...........................         28.2         37.1          3.0        40.9        16.2
                                              ---------    ---------    ---------    --------    --------
     Total Foreign Loans..................         81.9         89.0        141.6       202.7       267.8
                                              ---------    ---------    ---------    --------    --------
Less unearned income......................          1.9          4.4          7.6        16.1        20.7
                                              ---------    ---------    ---------    --------    --------
  Loans, net of unearned income...........    $12,228.4    $10,868.3    $10,744.7    $9,517.8    $8,229.3
                                              =========    =========    =========    ========    ========

-------------------------

     Average loans increased by 6 percent during 1998 compared to 1997. Daily average loans over the last five years were as follows:

                                                           YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------------
                                        1998           1997           1996          1995          1994
                                        ----           ----           ----          ----          ----
                                                        (DAILY AVERAGES IN THOUSANDS)
Commercial, financial and
  agricultural...................    $ 7,834,410    $ 6,965,201    $6,462,497    $5,716,282    $5,107,563
Real estate construction.........        144,148        196,864       178,338       164,575       185,101
Real estate mortgages............      2,908,755      2,171,475     1,686,435     1,257,370     1,062,828
Installment......................        680,588        708,045       451,430       503,073       418,166
Charge card......................             --        806,085       965,043       971,565       740,088
Foreign..........................         77,010         92,390       214,767       190,816       180,830
Lease financing..................         18,060         26,883         1,986            --            10
                                     -----------    -----------    ----------    ----------    ----------
          Total loans............     11,662,971     10,966,943     9,960,496     8,803,681     7,694,586
Less unearned income.............          2,981          5,667        12,670        18,110        22,011
                                     -----------    -----------    ----------    ----------    ----------
  Loans, net of unearned
     income......................    $11,659,990    $10,961,276    $9,947,826    $8,785,571    $7,672,575
                                     ===========    ===========    ==========    ==========    ==========

     Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall exposure. When lending to specialized industries, such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $9.02 billion and $3.21 billion, respectively, of total loans at 1998 year-end.

                                RISK MANAGEMENT

SUMMARY

     In a commercial banking environment, corporate personnel must identify, quantify, monitor, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management framework, the
Corporation:

          1) Maintains a clear philosophy, approach and accountabilities towards risk-taking activities in well-documented policies, directives and procedures.

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

     The risk management framework helps to ensure that the Corporation employs its capital efficiently and achieves returns commensurate with the risk undertaken. The Corporation's risk management process includes continuous monitoring and review of the following classes of risk:

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

     The Corporation applies a comprehensive risk assessment framework to monitor these risks by line of business, customer and product line. The roles and relationships of the Corporation's management committees and the Board of Directors' oversight committees are well-defined and ensure comprehensive risk management and oversight. The Risk Management and Fiduciary Risk Management Committees are manned by senior managers from various business units of the Corporation who bring specialized expertise to bear on risk management issues. Through this risk management structure, the Corporation evaluates risks, establishes formal policies, sets risk/return parameters and reviews performance versus objectives. Management believes that effective policies, procedures, monitoring and review systems are in place to determine that risk is thoroughly and effectively analyzed, risk is well-diversified, any exceptions are dealt with in a timely manner and compensation for risk is appropriately established and meets return objectives.

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this concentration risk is mitigated by a number of factors (see Note 10 to Financial Statements on page 68 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business. With the national unemployment rate for the 1998 fourth quarter at 4.4 percent and projected to increase to 4.6 percent in 1999, the unemployment rate in the various states of the Midwestern region is also expected to be equal to, or lower than, the national rate.

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

     Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Consumer loans and charge card receivables are charged off when 180 days past due. Accrued interest on charge card loans is reversed against interest income when principal is charged off. Consumer loans and charge card loans are not normally placed on nonaccrual status. The purpose of this policy is to avoid excessive administrative costs for relatively insignificant balances.

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

     The Corporation's exposure to interest rate risk is primarily managed within the Corporation's Treasury Group. The Corporation follows BMO's Corporate Standard for Position Risk Tolerance ("the Standard") to define the maximum potential exposures that are permissible for interest rate risk activities. The Standard is defined in terms of both earnings risk and valuation risk for the Corporation's banking subsidiaries. For further information on interest rate risk, see the Interest Sensitivity section on page 25 of this Report.

YEAR 2000

     A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and other systems can accommodate the date value for the year 2000. The year 2000 issue is pervasive, as almost all date-sensitive systems will be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability.

     The Corporation and its parent company, Bank of Montreal, have undertaken an enterprise-wide initiative to address the year 2000 issue and have developed a comprehensive plan to prepare, as appropriate, the Corporation's computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that the Corporation interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Corporation. In addition, the Corporation is assessing the readiness of companies that have borrowed from the Corporation's subsidiaries to ensure that incremental year 2000-related credit risks are addressed as part of the Corporation's existing credit risk management framework. The Corporation's objective is to ensure that all aspects of the year 2000 issue affecting the Corporation, including those related to the efforts of third parties, will be fully resolved in time. The Corporation has consistently maintained contingency plans for mission critical systems and business processes to protect the Corporation's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by the existing plans. The Corporation is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will assist in providing optimum coverage and re-usability of existing arrangements and responsibility assignments. The Corporation expects all year 2000-specific contingency plans to be completed by April 30, 1999 and related testing to continue throughout the year. However, it is not possible to be sure that all aspects of the year 2000 issue that may affect the Corporation, including those related to the effects of customers, suppliers, or other third parties with whom the Corporation conducts business, will not have a material impact on the Corporation's operations or financial condition.

     Emfisys, the Corporation's operations group, acting in support of all of the operating segments, has overall responsibility for converting systems to accommodate the calendar change. Each of the Corporation's lines of business is responsible for remediation of the assets used to conduct its operations and provide services or products to its clients, while attempting to ensure that both the technical and the business risks imposed by the year 2000 issue are addressed. A governance structure has been established to deal with this issue, which includes a Year 2000 Project Office and regular monitoring of progress by the Corporation's Risk Management Committee, Year 2000 Steering Committees and the Board of Directors.

     The process for year 2000 compliance is following four major steps: inventory, impact assessment and plan, implementation and integration testing. The implementation step includes verification, conversion and replacement or retirement of the asset. If an asset is not retired, it is tested and verified, and only once it is verified does it progress to the integration testing step. Integration testing is to confirm that the business functions work accurately and without disruption under year 2000-specific dates, with all applications functioning correctly with interfaces and infrastructure. As of December 31, 1998, the Corporation had substantially completed the implementation of critical systems. The implementation of non-critical business assets and the integration testing of critical systems is planned to be completed by June 30, 1999. The

Corporation expects that the principal costs will be those associated with the remediation and testing of computer applications. A major portion of these costs will be met from existing resources, through a reprioritization of technology development initiatives, with the remainder representing incremental costs. As a result, the Corporation's management does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied. In total, the Corporation expects the cost of solving the year 2000 issue to be approximately $52.1 million, including $10.5 million of capital costs, as follows:

Estimated spending for Year 2000 system changes for
  mainframe and centrally supported client server
  applications over 5 years (1996 to 2000)..................  $28.0  million
Estimated business unit costs, including end-user developed
  applications, and embedded systems, e.g., elevators,
  security access systems, etc..............................  $13.6  million
Estimated capital costs for central information technology
  and business units........................................  $10.5  million
                                                              -----
Total estimated spending....................................  $52.1  million
                                                              =====

     The total costs of the Corporation's year 2000 program in 1998, 1997 and 1996 were $22.9 million, $11.1 million and $1.1 million, respectively, of which $5.1 million, $2.8 million and $0.7 million, respectively, was capitalized.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

     Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were 0.17 percent of total loans at December 31, 1998, compared with 0.18 percent at year-end 1997. All nonperforming loans are domestic.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $1.4 million in 1998 compared to $1.0 million in 1997.

                                                                       DECEMBER 31
                                                   ---------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                    ----       ----       ----       ----       ----
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans...............................    $18,695    $17,790    $28,153    $50,503    $83,803
Restructured loans.............................      1,523        598      1,512      2,059      2,889
                                                   -------    -------    -------    -------    -------
Total nonperforming loans......................     20,218     18,388     29,665     52,562     86,692
Other assets received in satisfaction of
  debt.........................................        559      1,300      1,562      2,470      8,071
                                                   -------    -------    -------    -------    -------
     Total nonperforming assets................    $20,777    $19,688    $31,227    $55,032    $94,763
                                                   =======    =======    =======    =======    =======
90-day past due loans, still accruing interest
  (all domestic)...............................    $21,964    $27,083    $46,369    $28,302    $31,071
                                                   =======    =======    =======    =======    =======
Gross amount of interest that would have been
  recorded if all year-end nonperforming loans
  had been accruing interest at their original
  terms........................................    $ 1,457    $ 1,061    $ 3,134    $ 4,500    $ 5,278
Interest income actually recognized............         75         51         76      1,572      1,348
                                                   -------    -------    -------    -------    -------
Interest shortfall, before consideration of any
  income tax effect............................    $ 1,382    $ 1,010    $ 3,058    $ 2,928    $ 3,930
                                                   =======    =======    =======    =======    =======
Nonperforming loans to total loans at
  year-end.....................................       0.17%      0.17%      0.28%      0.55%      1.05%
Nonperforming assets to total loans at
  year-end.....................................       0.17       0.18       0.29       0.58       1.15
                                                   =======    =======    =======    =======    =======

LOAN CONCENTRATIONS

     Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total residential mortgage loans, at December 31, 1998 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $6.52 billion, or 53 percent of total outstandings at year-end 1998. Most of these credits were extended to manufacturing and service-related companies. Outstandings to food and beverage industries represented 25 percent of all manufacturing loans and 5 percent of total consolidated loans. The largest concentration within service-related industries was consumer wholesalers, which accounted for 34 percent of all service-related credits and 7 percent of total loans.

     Foreign loans totaled $82 million at year-end 1998, accounting for 0.7 percent of the Corporation's total outstandings. Further details on the Corporation's foreign loans can be found in the Foreign Outstandings section below.

     Real estate loans, including residential mortgages, totaled $3.33 billion at December 31, 1998, or 27 percent of total outstandings. Mortgage loans collateralized by residential property totaled $2.61 billion, or 21 percent of loans. Commercial real estate mortgages and construction loans totaled $729 million at the end of 1998, representing 6 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found on page 39 of this Report.

FOREIGN OUTSTANDINGS

     Foreign outstandings consist of loans, acceptances, interest-bearing deposits with other financial institutions and other interest-bearing investments and monetary assets. At December 31, 1998, substantially all foreign outstandings represented U.S. dollar claims. Foreign outstandings of certain countries are net of: a) written guarantees by domestic or other non-local third parties or b) the value of tangible, liquid collateral deemed realizable by the Corporation. A significant portion of the Corporation's foreign outstandings are placed with major financial institutions and governments and their agencies. The Corporation continually monitors its risk related to foreign outstandings and imposes internal limits on its foreign exposure.

     Information provided in the table on foreign outstandings is presented in accordance with guidelines of the Securities and Exchange Commission and is not intended to be indicative of prudent lending levels.

                                                                          BANKS AND       OTHER, PRIMARILY
                                                                       OTHER FINANCIAL     COMMERCIAL AND
                                                            TOTAL       INSTITUTIONS         INDUSTRIAL
                                                            -----      ---------------    ----------------
                                                                           (IN THOUSANDS)
1998
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     None..............................................    $     --       $     --            $     --
1997
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     None..............................................    $     --       $     --            $     --
1996
Outstandings (including accrued interest) to one
  country in excess of 1% of total consolidated assets
  at year-end:
     Japan.............................................    $210,000       $210,000            $     --

     At December 31, 1998, the Corporation had no aggregate public and private sector outstandings to any single country experiencing liquidity problems which exceeded one percent of the Corporation's consolidated assets.

COMMERCIAL REAL ESTATE

     The commercial real estate market in certain areas of the country has historically experienced depressed conditions from time to time. Many banks with loans to borrowers, in this industry, have reported large increases in nonperforming assets and corresponding increases in their allowances for credit losses resulting from commercial real estate transactions. This phenomenon tends to be cyclical and varies by location.

     As of December 31, 1998, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $729 million which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $1.3 million were classified as nonperforming assets representing less than 1% of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 1998 or 1997. Management does not currently anticipate the need to increase its allowance for possible credit losses to reflect potential charge-offs in its commercial real estate loan portfolio.

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

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 4 percent, 5 percent, 5 percent, 12 percent and 11 percent of the consolidated allowance for possible loan losses was represented by doubtful portions of loans at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

     At December 31, 1998, the Corporation had allocated $6.4 million to loans internally categorized as doubtful, compared to $6.5 million at year-end 1997.

     At December 31, 1998 and 1997, the Corporation designated all of the allocated portion of the allowance to cover total domestic credit exposure only; accordingly, no allocation was deemed necessary for foreign exposure.

     During 1998, the provision for loan losses decreased to $27.0 million, compared to $58.4 million in 1997, primarily due to the change in the risk profile of the portfolio due to the sale of the credit card loans in January 1998. At year-end 1998, the allowance for possible loan losses was $140.6 million, or 1.15 percent of total loans outstanding, compared to $130.9 million or 1.20 percent of total loans in 1997. The provision for loan losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible loan losses to total loans and the ratio of the allowance for possible loan losses to nonperforming loans are evaluated on a regular basis. At year-end 1998, the ratios of the allowance for possible loan losses to total loans and to nonperforming loans were 1.15 percent and 695 percent, respectively.

     Net charge-offs in 1998 were $17.2 million, or 0.15 percent of average loans outstanding as compared to $69.8 million, or 0.64 percent of average loans outstanding in 1997. Net charge-offs of domestic commercial loans amounted to $11.0 million in 1998, or 0.14 percent of average domestic commercial loans outstanding, a decrease from $11.5 million, or 0.17 percent of average domestic commercial loans outstanding in 1997. Installment loans, including real estate mortgages, had net charge-offs of $6.2 million in 1998, or 0.17 percent of average outstandings, and $5.2 million, or 0.18 percent of average outstandings in 1997. Over the five-year period ending December 31, 1998, combined total net charge-offs were 0.48 percent of average total loans outstanding.

     The Board has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Board. At December 31, 1998 and 1997, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

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

Allocation of The Allowance for Possible Loan Losses

                                           1998                         1997                         1996
                                 -------------------------    -------------------------    -------------------------
                                             LOAN CATEGORY                LOAN CATEGORY                LOAN CATEGORY
                                               AS A % OF                    AS A % OF                    AS A % OF
                                 ALLOWANCE    TOTAL LOANS     ALLOWANCE    TOTAL LOANS     ALLOWANCE    TOTAL LOANS
                                 ---------   -------------    ---------   -------------    ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
Allocated Portion:
  Commercial...................  $ 58,639         73.0%       $ 38,102         73.7%       $ 45,901         66.1%
  Retail.......................     4,781         26.4           4,681         25.5          40,578         32.6
  Foreign......................        --          0.6              --          0.8              --          1.3
                                 --------        -----        --------        -----        --------        -----
Total Allocated Portion........    63,420        100.0%         42,783        100.0%         86,479        100.0%
                                                 =====                        =====                        =====
Unallocated Portion............    77,188          N/A          88,093          N/A          55,732          N/A
                                 --------                     --------                     --------
Total..........................  $140,608                     $130,876                     $142,211
                                 ========                     ========                     ========

Analysis of Allowance for Possible Loan Losses

                                                        YEARS ENDED DECEMBER 31
                                   -----------------------------------------------------------------
                                      1998          1997          1996          1995         1994
                                      ----          ----          ----          ----         ----
                                                        (DOLLARS IN THOUSANDS)
Beginning balance................  $   130,876   $   142,211   $   129,259   $  124,734   $  131,676
Charge-offs:
  Commercial, financial and
     agricultural................       19,897        16,545        12,808       20,967       31,900
  Real estate construction.......            1           719           803        2,644           65
  Installment and real estate
     mortgages...................        9,219         6,393         2,757        2,442        7,581
  Charge card....................           --        58,898        46,627       35,914       30,360
                                   -----------   -----------   -----------   ----------   ----------
     Total charge-offs...........       29,117        82,555        62,995       61,967       69,906
                                   -----------   -----------   -----------   ----------   ----------
Recoveries:
  Commercial, financial and
     agricultural................        8,869         5,030         4,799       11,063        7,216
  Real estate construction.......           --           622         1,465        2,867           21
  Installment and real estate
     mortgages...................        3,023         1,228         1,065        1,093        1,646
  Charge card....................           --         5,893         7,278        8,474        9,041
                                   -----------   -----------   -----------   ----------   ----------
     Total recoveries............       11,892        12,773        14,607       23,497       17,924
                                   -----------   -----------   -----------   ----------   ----------
     Net charge-offs.............       17,225        69,782        48,388       38,470       51,982
                                   -----------   -----------   -----------   ----------   ----------
Provisions charged (credited) to
  expense:
  Domestic.......................       26,957        58,447        56,540       46,814       44,922
  Foreign........................           --            --            --       (3,819)         118
                                   -----------   -----------   -----------   ----------   ----------
     Total provisions............       26,957        58,447        56,540       42,995       45,040
                                   -----------   -----------   -----------   ----------   ----------
Allowance related to acquired
  loans..........................           --            --         4,800           --           --
                                   -----------   -----------   -----------   ----------   ----------
Ending balance...................  $   140,608   $   130,876   $   142,211   $  129,259   $  124,734
                                   ===========   ===========   ===========   ==========   ==========
Net loans, end of period.........  $12,228,400   $10,868,250   $10,744,653   $9,517,797   $8,229,254
                                   ===========   ===========   ===========   ==========   ==========
Net loans, daily averages........  $11,659,990   $10,961,276   $ 9,947,826   $8,785,571   $7,672,575
                                   ===========   ===========   ===========   ==========   ==========
Ratios:
  Net charge-offs to average
     loans outstanding...........         0.15%         0.64%         0.49%        0.44%        0.68%
  Allowance for possible loan
     losses to loans outstanding
     (end of period).............         1.15          1.20          1.32         1.36         1.52
  Allowance for possible loan
     losses to nonperforming
     loans (end of period).......          695           712           479          246          144
  Allowance for possible loan
     losses to nonperforming
     assets......................          677           665           455          235          132
  Net charge-offs to allowance
     for possible loan losses
     (beginning of period).......           13            49            37           31           39

                             INTERNATIONAL BANKING

SUMMARY

     International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the Nassau branch office; representative offices in Los Angeles and Tokyo; and HBIC.

     International banking services contributed $25.4 million, or 14 percent, of the Corporation's 1998 consolidated net income, compared to $28.9 million or 18 percent in 1997. International operating income was $53.7 million in 1998 and represented 3 percent of the Corporation's total operating income. In 1997 and 1996, international operating income represented 4 and 3 percent, respectively, of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign Assets and Liabilities

                                                                          DECEMBER 31
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (DOLLARS IN THOUSANDS)
Loans:
  Governments and official institutions.....................    $    812    $    937    $    984
  Banks and other financial institutions....................      52,855      50,960     137,560
  Other, primarily commercial and industrial................      28,200      37,079       2,976
                                                                --------    --------    --------
     Total loans............................................      81,867      88,976     141,520
                                                                --------    --------    --------
     Allowance for possible loan losses.....................          --          --          --
                                                                --------    --------    --------
Deposits in banks located outside the United States:
  Interest-bearing..........................................      98,929     598,062     651,508
  Other.....................................................      11,987       1,728       6,331
                                                                --------    --------    --------
     Total deposits in banks................................     110,916     599,790     657,839
                                                                --------    --------    --------
Acceptances and other identifiable assets...................      27,103      27,782      36,298
                                                                --------    --------    --------
     Total identifiable foreign assets......................    $219,886    $716,548    $835,657
                                                                ========    ========    ========
Deposit liabilities:
  Banks located in foreign countries........................    $ 88,374    $ 80,579    $ 76,886
  Foreign governments and official institutions.............       6,089          22          45
  Other demand..............................................      74,936      97,848      78,514
  Other time and savings....................................      39,518      41,044     271,717
                                                                --------    --------    --------
     Total deposit liabilities..............................     208,917     219,493     427,162
Short-term borrowings.......................................     176,876      82,724      32,676
Acceptances outstanding.....................................      26,934      27,511      36,024
                                                                --------    --------    --------
     Total identifiable foreign liabilities.................    $412,727    $329,728    $495,862
                                                                ========    ========    ========

GEOGRAPHIC DISTRIBUTION

     As of year-end 1998, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

International Banking by Domicile of Obligor

                                                  INTERNATIONAL LOANS    INTEREST-BEARING
                                                  --------------------   ----------------
                                                  DOMESTIC    FOREIGN      DEPOSITS AT
                                                   OFFICES    OFFICES         BANKS          TOTAL      %
                                                  --------    -------      -----------       -----      -
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
Continental Europe..............................  $ 20,667    $   172        $ 34,721       $ 55,560    31
Pacific and Far East............................     1,441          9          50,576         52,026    29
United Kingdom and Ireland......................        11     51,546              97         51,654    28
Western Hemisphere (excluding U.S. and
  Canada).......................................     1,592        812           1,010          3,414     2
Canada..........................................     5,530         --          12,191         17,721    10
Middle East and Africa..........................        --         87             334            421    --
                                                  --------    -------        --------       --------   ---
     Total international banking................  $ 29,241    $52,626        $ 98,929       $180,796   100
                                                  ========    =======        ========       ========   ===
DECEMBER 31, 1997
Continental Europe..............................  $ 20,741    $ 1,407        $428,461       $450,609    66
Pacific and Far East............................    11,345         --          61,299         72,644    11
United Kingdom and Ireland......................     3,563     29,839             185         33,587     5
Western Hemisphere (excluding U.S. and
  Canada).......................................       203      3,661          18,648         22,512     3
Canada..........................................    13,315      4,902          89,028        107,245    15
Middle East and Africa..........................        --         --             441            441    --
                                                  --------    -------        --------       --------   ---
     Total international banking................  $ 49,167    $39,809        $598,062       $687,038   100
                                                  ========    =======        ========       ========   ===
DECEMBER 31, 1996
Continental Europe..............................  $ 26,808    $   642        $342,899       $370,349    47
Pacific and Far East............................    88,233         --         224,622        312,855    39
United Kingdom and Ireland......................     1,181      1,214              --          2,395     1
Western Hemisphere (excluding U.S. and
  Canada).......................................    12,680      1,064          14,469         28,213     3
Canada..........................................     9,698         --          69,518         79,216    10
                                                  --------    -------        --------       --------   ---
     Total international banking................  $138,600    $ 2,920        $651,508       $793,028   100
                                                  ========    =======        ========       ========   ===

             FOURTH QUARTER 1998 COMPARED WITH FOURTH QUARTER 1997

     Net income for the fourth quarter of 1998 was $45.7 million, up 15 percent from fourth quarter 1997 earnings of $39.7 million. The earnings increase is attributable primarily to strong business growth across corporate, private and retail banking. ROE for fourth quarter 1998 was 11.66 percent and ROA was 0.82 percent, compared to respective returns of 10.17 percent and 0.79 percent in last year's fourth quarter. Cash earnings were $49.5 million in the fourth quarter of 1998, a 12 percent increase compared to the corresponding quarter in 1997. Cash flow ROE and cash flow ROA were 15.74 percent and 0.89 percent, respectively, compared to cash flow ROE and cash flow ROA of 14.56 percent and
0.89 percent, respectively, in the same quarter a year ago.

     Fourth quarter 1998 net interest income on a fully taxable equivalent basis was $136.6 million, down $13.9 million or 9 percent from $150.5 million in 1997's fourth quarter. Average earning assets rose 10 percent to $19.09 billion from $17.42 billion in fourth quarter 1997 attributable to an increase of $1.39 billion, or 27 percent in portfolio securities available-for-sale and an 8 percent or $846 million increase in average loans. Commercial and residential mortgage lending were the strongest contributors to this growth. Net interest margin declined to 2.84 percent from 3.43 percent in the same quarter last year. This decrease primarily reflects the sale of the card business in January 1998.

     Noninterest income of $116.0 million rose 18 percent in fourth quarter 1998 from the same quarter last year. In the current quarter trust fees rose $2.3 million and service charge fees increased $3.3 million. Securities gains rose $4.0 million. Other income, which includes syndication fees, income from bank-owned insurance investments, gains on mortgage sales and other gains and fee income, increased $16.7 million from 1997.

     Fourth quarter 1998 noninterest expenses of $175.0 million rose $2.1 million or 1 percent from fourth quarter last year. Excluding the costs associated with the credit card portfolio, expenses increased 5 percent quarter to quarter. Employment expense increased $5.0 million, or 5 percent from the prior year. Income taxes increased by $2.0 million during the current quarter primarily reflecting higher pretax income.

     The fourth quarter 1998 provision for loan losses of $7.2 million was down $5.9 million from $13.1 million in the fourth quarter of 1997. Net loan charge-offs during the current quarter were $3.4 million, compared to $21.1 million in the same period last year, primarily reflecting lower write-offs as a result of the credit card portfolio sale.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPLEMENTARY DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  SUMMARY OF EARNINGS AND NET INTEREST INCOME

                                      1998                                1997                                1996
                        ---------------------------------   ---------------------------------   ---------------------------------
                         4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST
                         QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
                         ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                    (FULLY TAXABLE EQUIVALENT (FTE) BASIS, DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Interest income.......  $324.9   $328.7   $319.9   $312.3   $329.5   $319.7   $320.7   $300.5   $298.9   $293.4   $278.0   $266.5
Interest expense......   195.9    205.8    195.9    181.2    186.2    178.8    174.4    159.2    160.5    154.2    149.3    143.4
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income...   129.0    122.9    124.0    131.1    143.3    140.9    146.3    141.3    138.4    139.2    128.7    123.1
FTE adjustment........     7.6      7.7      7.5      7.3      7.2      6.6      6.8      6.1      6.3      7.6      5.9      5.6
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net interest income --
 FTE basis............   136.6    130.6    131.5    138.4    150.5    147.5    153.1    147.4    144.7    146.8    134.6    128.7
 Provision for loan
   losses.............     7.2      7.0      7.2      5.5     13.1     15.0     16.4     13.9     14.3     15.0     13.7     13.5
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income
 after Provision for
 Loan Losses..........   129.4    123.6    124.3    132.9    137.4    132.5    136.7    133.5    130.4    131.8    120.9    115.2
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Income
 Trust and investment
   management fees....    36.9     37.1     36.0     33.7     34.6     34.3     33.2     31.6     29.4     29.1     29.4     29.8
 Money market and bond
   trading............     2.1      3.6      3.2      1.5      3.9      0.8      1.6      0.9      3.7      0.7      2.7      1.0
 Foreign exchange.....     1.8      1.7      1.7      1.7      1.9      1.3      1.2      0.9      1.3      1.7      3.5      3.5
 Merchant and charge
   card fees..........     6.3      6.9      6.4      7.2     12.7     12.9     12.8     11.6     13.0     13.1     11.1     10.0
 Service fees and
   charges............    28.0     27.4     27.2     26.7     24.7     25.1     23.7     23.4     23.0     23.6     19.3     17.1
 Portfolio securities
   gains..............     7.3      7.7      3.9      8.0      3.3      5.9      2.6      1.3      4.5      0.7      0.1      3.4
 Gain on sale of
   charge card
   portfolio..........      --       --       --     12.0       --       --       --       --       --       --       --       --
 Bank-owned insurance
   investments........     9.9     10.1      8.3      4.1      3.2      3.2      3.0      3.5      3.1      2.0      1.6      1.8
 Foreign fees.........     5.1      4.4      4.7      5.5      4.3      4.5      4.4      5.0      4.5      4.2      3.6      3.9
 Other................    18.5     17.5     17.5      9.4      9.4     12.4      8.0      9.6      5.7      5.4      8.8     10.0
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total noninterest
     income...........   115.9    116.4    108.9    109.8     98.0    100.4     90.5     87.8     88.2     80.5     80.1     80.5
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Expenses
 Employment...........   100.1     97.2     97.1     92.5     95.1     94.1     92.8     90.1     82.5     84.9     81.2     78.4
 Net occupancy........    13.3     12.4     13.3     12.4     13.5     14.9     13.6     14.5     13.2     12.9     10.9     10.7
 Equipment............    13.8     13.0     13.1     12.8     13.0     12.3     12.3     10.6     11.3     10.3     10.3      9.8
 Marketing............     6.5      6.8      6.9      5.7      6.7      6.0      7.0      6.0      9.0      7.7      7.1      5.7
 Communication and
   delivery...........     6.2      5.3      5.1      6.0      6.7      6.1      6.0      5.4      5.7      4.7      5.2      5.3
 Deposit insurance....     0.8      0.7      0.8      0.8      0.8      0.7      0.8      0.6     (0.2)    18.3       --       --
 Expert services......    10.8      8.9      6.9      6.9      8.4      9.1      8.3      5.2      6.9      4.3      3.5      4.7
 Contract
   programmers........     5.8      7.0      6.2      4.6      4.3      3.5      3.0      3.3      3.2      2.2      1.2      0.4
 Other................    11.6     13.1      8.3     21.8     17.6     14.5     14.6     14.3     18.2     15.1     16.7     14.6
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                         168.9    164.4    157.7    163.5    166.1    161.2    158.4    150.0    149.8    160.4    136.1    129.6
 Goodwill and other
   valuation
   intangibles........     6.1      6.0      5.9      6.2      6.9      7.0      6.9      7.0      6.8      6.9      2.2      2.2
   Total noninterest
     expenses.........   175.0    170.4    163.6    169.7    173.0    168.2    165.3    157.0    156.6    167.3    138.3    131.8
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
FTE income --
 pretax...............    70.3     69.6     69.6     73.0     62.4     64.7     61.9     64.3     62.0     45.0     62.7     63.9
Applicable income
 taxes................    17.0     15.8     16.7     20.4     15.5     18.0     17.7     18.9     17.9     10.9     18.0     19.1
FTE adjustment........     7.6      7.7      7.5      7.3      7.2      6.6      6.8      6.1      6.3      7.6      5.9      5.6
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Income............    45.7     46.1     45.4     45.3     39.7     40.1     37.4     39.3     37.8     26.5     38.8     39.2
Dividends on preferred
 stock................     4.1      4.2      4.1      4.1      4.1      4.2      4.1      4.1      4.1      4.2      3.3      3.4
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net income applicable
 to common stock......  $ 41.6   $ 41.9   $ 41.3   $ 41.2   $ 35.6   $ 35.9   $ 33.3   $ 35.2   $ 33.7   $ 22.3   $ 35.5   $ 35.8
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common
 share (based on
 average shares
 outstanding).........  $ 6.24   $ 6.29   $ 6.19   $ 6.19   $ 5.33   $ 5.39   $ 4.99   $ 5.28   $ 5.05   $ 3.35   $ 5.33   $ 5.37
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======
Net Interest Margin
 Yield on earning
   assets.............    6.92%    7.14%    7.24%    7.43%    7.68%    7.70%    7.84%    7.71%    7.70%    7.77%    7.65%    7.80%
 Rate on supporting
   liabilities........    4.08     4.37     4.33     4.21     4.25     4.22     4.17     4.01     4.05     3.98     4.03     4.11
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Net interest
   margin.............    2.84%    2.77%    2.91%    3.22%    3.43%    3.48%    3.67%    3.70%    3.65%    3.79%    3.62%    3.69%
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

            Rows may not add to annual amounts because of rounding.

                              FINANCIAL STATEMENTS

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   1998          1997          1996
                                                                   ----          ----          ----
                                                                        (DOLLARS IN THOUSANDS
                                                                        EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  904,016    $  927,090    $  837,057
Money market assets:
  Deposits at banks.........................................        10,833        31,464        30,483
  Federal funds sold and securities purchased under
    agreement to resell.....................................         8,980        12,692        11,918
Trading account.............................................         3,775         3,752         3,959
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       337,700       275,489       232,571
  State and municipal.......................................        16,609        17,564        18,149
  Other.....................................................         3,886         1,573         2,717
                                                                ----------    ----------    ----------
  Total interest income.....................................     1,285,799     1,269,624     1,136,854
                                                                ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................       509,097       475,657       398,167
Short-term borrowings.......................................       176,083       156,559       160,790
Senior notes................................................        47,689        39,883        22,425
Minority interest -- dividends on preferred stock of
  subsidiary................................................        16,389            --            --
Long-term notes.............................................        29,495        26,499        26,067
                                                                ----------    ----------    ----------
  Total interest expense....................................       778,753       698,598       607,449
                                                                ----------    ----------    ----------
Net Interest Income.........................................       507,046       571,026       529,405
Provision for loan losses...................................        26,957        58,447        56,540
                                                                ----------    ----------    ----------
Net Interest Income after Provision for Loan Losses.........       480,089       512,579       472,865
                                                                ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees........................       143,724       133,714       117,762
Money market and bond trading...............................        10,512         7,269         7,992
Foreign exchange............................................         6,772         5,364         9,992
Merchant and charge card fees...............................        26,772        50,085        47,244
Service fees and charges....................................       109,372        96,324        82,802
Securities gains............................................        26,953        13,207         8,786
Gain on sale of charge card portfolio.......................        12,000            --            --
Bank-owned insurance investments............................        32,339        12,917         8,484
Foreign fees................................................        19,575        18,182        16,144
Other.......................................................        63,022        40,686        30,101
                                                                ----------    ----------    ----------
  Total noninterest income..................................       451,041       377,748       329,307
                                                                ----------    ----------    ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................       326,103       314,719       273,849
Pension, profit sharing and other employee benefits.........        60,906        57,423        53,145
Net occupancy...............................................        51,342        56,462        47,690
Equipment...................................................        52,622        48,119        41,715
Marketing...................................................        25,896        25,675        29,342
Communication and delivery..................................        22,595        24,129        20,954
Deposit insurance...........................................         3,082         2,988        18,189
Expert services.............................................        33,440        31,159        19,382
Contract programming........................................        23,633        14,047         7,069
Other.......................................................        54,881        61,117        64,493
                                                                ----------    ----------    ----------
                                                                   654,500       635,838       575,828
Goodwill and other valuation intangibles....................        24,104        27,839        18,168
                                                                ----------    ----------    ----------
  Total noninterest expenses................................       678,604       663,677       593,996
                                                                ----------    ----------    ----------
Income before income taxes..................................       252,526       226,650       208,176
Applicable income taxes.....................................        69,901        70,076        65,812
                                                                ----------    ----------    ----------
Net Income..................................................       182,625       156,574       142,364
Dividends on preferred stock................................        16,594        16,594        15,006
                                                                ----------    ----------    ----------
Net income applicable to common stock.......................    $  166,031    $  139,980    $  127,358
                                                                ==========    ==========    ==========
Basic Earnings per Common Share (based on 6,667,490 average
  shares outstanding) Net income applicable to common
  stock.....................................................        $24.91        $21.00        $19.10
                                                                ==========    ==========    ==========

  The accompanying notes to financial statements are an integral part of these statements.

                              FINANCIAL STATEMENTS
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1998        1997        1996
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
Net income..................................................  $182,625    $156,574    $142,364
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
     Unrealized holding gains/(losses) arising during
     period, net of tax expense(benefit) of $27,947 in 1998,
     $18,056 in 1997 and ($19,750) in 1996..................    43,187      27,667     (29,822)
     Less reclassification adjustment for realized gains
     included in income statement, net of tax expense of
     $10,485 in 1998, $5,137 in 1997 and $3,418 in 1996.....   (16,468)     (8,070)     (5,368)
                                                              --------    --------    --------
  Other comprehensive income (loss).........................    26,719      19,597     (35,190)
                                                              --------    --------    --------
  Comprehensive income......................................  $209,344    $176,171    $107,174
                                                              ========    ========    ========

  The accompanying notes to financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1998           1997
                                                                   ----           ----
                                                                      (IN THOUSANDS
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................    $ 1,492,270    $ 1,304,374
Money market assets:
  Interest-bearing deposits at banks........................         98,937        598,070
  Federal funds sold and securities purchased under
     agreement to resell....................................        155,709         80,782
Securities available-for-sale...............................      6,963,654      5,229,390
Trading account assets......................................        120,668         53,209
Loans, net of unearned income...............................     12,228,400     10,868,250
Allowance for possible loan losses..........................       (140,608)      (130,876)
                                                                -----------    -----------
  Net loans.................................................     12,087,792     10,737,374
Premises and equipment......................................        369,802        314,642
Customers' liability on acceptances.........................         30,829         46,480
Assets held for sale........................................             --        725,760
Bank-owned insurance investments............................        725,302        267,463
Goodwill and other valuation intangibles....................        268,203        292,981
Other assets................................................        484,664        482,936
                                                                -----------    -----------
     Total assets...........................................    $22,797,830    $20,133,461
                                                                ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........    $ 3,930,920    $ 4,192,454
                             -- interest-bearing............     10,473,612      8,489,732
Deposits in foreign offices -- noninterest-bearing..........         69,215         18,431
                           -- interest-bearing..............        849,095      1,731,446
                                                                -----------    -----------
     Total deposits.........................................     15,322,842     14,432,063
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      3,440,832      2,451,873
Commercial paper outstanding................................        261,905        351,427
Short-term borrowings.......................................        168,151        503,320
Senior notes................................................        940,000        100,000
Acceptances outstanding.....................................         30,829         46,480
Accrued interest, taxes and other expenses..................        182,097        154,373
Other liabilities...........................................         95,755         82,132
Minority interest -- preferred stock of subsidiary..........        250,000             --
Long-term notes.............................................        454,387        379,278
                                                                -----------    -----------
     Total liabilities......................................     21,146,798     18,500,946
                                                                -----------    -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        180,000        180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340
Surplus.....................................................        493,812        486,545
Retained earnings...........................................        840,683        856,152
Accumulated other comprehensive income......................         38,197         11,478
                                                                -----------    -----------
     Total stockholder's equity.............................      1,651,032      1,632,515
                                                                -----------    -----------
     Total liabilities and stockholder's equity.............    $22,797,830    $20,133,461
                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements.

          HARRIS BANKCORP, INC. (CONSOLIDATED AND PARENT COMPANY ONLY)
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                    SERIES A    SERIES B                                     COMPREHENSIVE       TOTAL
                                    PREFERRED   PREFERRED   COMMON               RETAINED       INCOME       STOCKHOLDER'S
                                      STOCK       STOCK      STOCK    SURPLUS    EARNINGS       (LOSS)          EQUITY
                                    ---------   ---------   ------    -------    --------    -------------   -------------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1995......  $180,000     $    --    $53,340   $203,897   $ 681,468     $ 27,071       $1,145,776
  Issuance of Series B preferred
    stock.........................        --      45,000         --         --          --           --           45,000
  Contribution to capital
    surplus.......................        --          --         --    280,422          --           --          280,422
  Net income......................        --          --         --         --     142,364           --          142,364
  Cash dividends -- Series A
    preferred stock ($73,305.56
    per share)....................        --          --         --         --     (13,195)          --          (13,195)
  Cash dividends -- Series B
    preferred stock ($40,250.00
    per share)....................        --          --         --         --      (1,811)          --           (1,811)
  Cash dividends -- common stock
    ($7.23 per share).............        --          --         --         --     (48,200)          --          (48,200)
  Other comprehensive income......        --          --         --         --          --      (35,190)         (35,190)
                                    --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1996......   180,000      45,000     53,340    484,319     760,626       (8,119)       1,515,166
  Contribution to capital
    surplus.......................        --          --         --      2,226          --           --            2,226
  Net income......................        --          --         --         --     156,574           --          156,574
  Noncash dividend................        --          --         --         --      (2,454)          --           (2,454)
  Cash dividends -- Series A
    preferred stock ($72,500.00
    per share)....................        --          --         --         --     (13,050)          --          (13,050)
  Cash dividends -- Series B
    preferred stock ($78,750.00
    per share)....................        --          --         --         --      (3,544)          --           (3,544)
  Cash dividends -- common stock
    ($6.30 per share).............        --          --         --         --     (42,000)          --          (42,000)
  Other comprehensive income......        --          --         --         --          --       19,597           19,597
                                    --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1997......   180,000      45,000     53,340    486,545     856,152       11,478        1,632,515
  Contribution to capital
    surplus.......................        --          --         --      7,267          --           --            7,267
  Net income......................        --          --         --         --     182,625           --          182,625
  Cash dividends -- Series A
    preferred stock ($72,500.00
    per share)....................        --          --         --         --     (13,050)          --          (13,050)
  Cash dividends -- Series B
    preferred stock ($78,750.00
    per share)....................        --          --         --         --      (3,544)          --           (3,544)
  Cash dividends -- common stock
    ($27.72 per share)............        --          --         --         --    (181,500)          --         (181,500)
  Other comprehensive income......        --          --         --         --          --       26,719           26,719
                                    --------     -------    -------   --------   ---------     --------       ----------
Balance at December 31, 1998......  $180,000     $45,000    $53,340   $493,812   $ 840,683     $ 38,197       $1,651,032
                                    ========     =======    =======   ========   =========     ========       ==========

  The accompanying notes to financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                                 ----          ----          ----
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $   182,625   $   156,574   $   142,364
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Provision for loan losses.................................       26,957        58,447        56,540
  Depreciation and amortization, including intangibles......       69,545        67,849        57,031
  Deferred tax expense (benefit)............................        3,423         2,343        (3,755)
  Gain on sales of securities...............................      (26,953)      (13,207)       (8,786)
  Gain on sale of credit card portfolio.....................      (12,000)           --            --
  Trading account net cash (purchases) sales................      (67,459)       57,146       (11,717)
  Decrease (increase) in interest receivable................       18,080       (32,385)      (13,639)
  Increase (decrease) in interest payable...................       18,519        (5,709)         (188)
  Increase in loans held for sale...........................     (167,317)      (12,202)      (63,836)
  Other, net................................................      (48,822)      (35,555)          877
                                                              -----------   -----------   -----------
      Net cash (used) provided by operating activities......       (3,402)      243,301       154,891
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................      499,133        60,187      (200,555)
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........      (74,927)      214,010      (115,100)
  Proceeds from sales of securities available-for-sale......    2,551,839     1,314,938     1,462,522
  Proceeds from maturities of securities
    available-for-sale......................................   13,203,430    11,667,783     6,634,038
  Purchases of securities available-for-sale................  (17,412,439)  (14,181,204)   (8,741,345)
  Net increase in loans and assets held for sale............   (1,177,462)     (906,937)     (870,493)
  Net cash received upon assumption of certain assets and
    liabilities of Household Bank f.s.b. ...................           --            --     2,244,009
  Proceeds from sales of premises and equipment.............       31,019        28,735        20,532
  Purchases of premises and equipment.......................     (133,907)     (108,296)      (82,794)
  Net increase in bank-owned insurance investments..........     (457,839)      (36,947)     (102,484)
  Other, net................................................       17,750        (3,622)       93,651
                                                              -----------   -----------   -----------
      Net cash (used) provided by investing activities......   (2,953,403)   (1,951,353)      341,981
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................      890,779     1,441,762      (129,685)
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      988,959       468,826        86,230
  Net (decrease) increase in commercial paper outstanding...      (89,522)       16,774        42,631
  Net (decrease) increase in other short-term borrowings....     (335,169)      155,630      (495,359)
  Proceeds from issuance of senior notes....................    8,347,080     6,710,000     1,239,436
  Repayment of senior notes.................................   (7,507,080)   (6,960,000)   (1,367,436)
  Proceeds from the sale of the credit card portfolio.......      722,748            --            --
  Proceeds from issuance of long-term notes.................       75,000            --        15,000
  Proceeds from issuance of preferred stock.................           --            --        45,000
  Proceeds from issuance of preferred stock of subsidiary...      250,000            --            --
  Proceeds from contribution to capital surplus.............           --            --       280,000
  Cash dividends paid on preferred stock....................      (16,594)      (16,594)      (15,006)
  Cash dividends paid on common stock.......................     (181,500)      (42,000)      (48,200)
  Other, net................................................           --            --      (433,873)
                                                              -----------   -----------   -----------
      Net cash provided (used) by financing activities......    3,144,701     1,774,398      (781,262)
                                                              -----------   -----------   -----------
  Net increase (decrease) in cash and demand balances due
    from banks..............................................      187,896        66,346      (284,390)
  Cash and demand balances due from banks at January 1......    1,304,374     1,238,028     1,522,418
                                                              -----------   -----------   -----------
  Cash and demand balances due from banks at December 31....  $ 1,492,270   $ 1,304,374   $ 1,238,028
                                                              -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $   760,234   $   704,307   $   596,939
    Income taxes............................................  $    55,161   $    75,224   $    71,626

  The accompanying notes to financial statements are an integral part of these statements.

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

     The consolidated financial statements include the accounts of Bankcorp and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 21 for additional information on business combinations and Note 22 for additional information on related party transactions on pages 82-84 of this Report.

     The Corporation provides banking, trust and other services domestically and internationally through 14 bank and 18 active nonbank subsidiaries and an Edge Act subsidiary. HTSB and the Corporation's other banking and nonbank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

Basis of accounting

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles and conform to practices within the banking industry.

Foreign currency and foreign exchange contracts

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures and options contracts are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statements of Income.

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

     If hedge criteria are met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps are generally recognized in the same period and in the same manner in which gains and losses from the hedged item are recognized. Unrealized gains and losses on a hedging instrument are deferred when the hedged item is accounted for on historical cost basis. The hedging instrument is marked to market when the hedged item is accounted for on a mark to market basis.

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

     The Corporation engages in interest rate swaps in order to manage its interest rate risk exposure. Contractual payments under interest rate swaps designated as hedges are accrued in the Statements of Income as a component of interest income or expense. There is no recognition of unrealized gains and losses on the balance sheet. Gains or losses on termination of an interest rate swap contract designated as a hedge are deferred and amortized as an adjustment of the yield on the underlying balance sheet position over the remainder of the original contractual life of the terminated swap. When the hedged item is sold, existing unrealized gains or losses on the swap contract are recognized in income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

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

Securities

     The Corporation classifies securities as either trading account assets or available-for-sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. These assets consist primarily of municipal bonds and U.S. government securities. All other securities are classified as available-for-sale, even if the Corporation has no current plans to divest. Trading account assets are reported at fair value with unrealized gains and losses included in trading account income, which also includes realized gains and losses from closing such positions. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder's equity.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

Loans, loan fees and commitment fees

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1998 and 1997, the Corporation's Consolidated Statement of Condition included approximately $13.6 million and $17.1 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     Loan commitments and letters of credit are executory contracts and are not reflected on the Corporation's Consolidated Statements of Condition. Fees collected are generally deferred and recognized over the life of the facility.

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

Allowance for possible loan losses

     The allowance for possible loan losses is maintained at a level considered adequate to provide for estimated loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions and management's estimate of losses inherent in the portfolio. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

Premises and equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Bank adopted this statement in January 1998 and it did not have a material effect on the financial position or results of operations of the Bank. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets.

Assets held for sale

     In anticipation of HTSB's sale of its credit card portfolio on January 29, 1998, credit card loan balances were reclassified as of December 31, 1997 to assets held for sale. See Note 21 to Financial Statements on page 82 of this Report. These assets are carried at the lower of original cost or current market value, on a portfolio basis.

Goodwill and Other Valuation Intangibles

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

Other assets

     Property or other assets received in satisfaction of debt are included in "Other Assets" on the Corporation's Consolidated Statements of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned generally are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to expense.

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

     Postemployment benefits provided to former or inactive employees after employment but before retirement are accrued if they meet the conditions for accrual of compensated absences. Otherwise, postemployment benefits are recorded when expenses are incurred.

Cash flows

     As of December 31, 1997, credit card loan balances were transferred to assets held for sale in anticipation of the sale in January 1998. See Note 21 to Financial Statements on page 82 of this Report. This transfer was a noncash transaction and was excluded from the Consolidated Statements of Cash Flows. In July 1997, 80 percent ownership of Harris Trust/Bank of Montreal (formerly Harris Trust Company of Florida) was transferred through a noncash dividend to Bankmont. This noncash transaction was excluded from the Corporation's Consolidated Statements of Cash Flows.

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

Segment Information

     In 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires disclosure of operating segments based on the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Corporation's reportable segments. The adoption of SFAS 131 did not affect the Corporation's results of operations or financial position. See Note 18 to Financial Statements on page 77 of this Report.

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

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                         DECEMBER 31, 1998                                   DECEMBER 31, 1997
                         -------------------------------------------------   -------------------------------------------------
                         AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                            COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                         ---------    ----------   ----------     -----      ---------    ----------   ----------     -----
                                                                    (IN THOUSANDS)
U.S. Treasury..........  $1,503,734    $42,116       $  208     $1,545,642   $1,624,891    $ 4,192       $  201     $1,628,882
Federal agency.........   4,929,000     14,188          992      4,942,196    3,249,562      6,492        2,235      3,253,819
State and municipal....     326,811     10,968          107        337,672      301,769     10,992          197        312,564
Other..................     140,895          6        2,757        138,144       34,127         14           16         34,125
                         ----------    -------       ------     ----------   ----------    -------       ------     ----------
Total securities.......  $6,900,440    $67,278       $4,064     $6,963,654   $5,210,349    $21,690       $2,649     $5,229,390
                         ==========    =======       ======     ==========   ==========    =======       ======     ==========

     At December 31, 1998 and 1997, portfolio and trading account securities having a par value of $3.1 billion and $3.7 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $2.46 billion and $1.87 billion were sold under agreement to repurchase at December 31, 1998 and 1997, respectively.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   DECEMBER 31, 1998
                                                                ------------------------
                                                                AMORTIZED        FAIR
                                                                   COST         VALUE
                                                                ---------       -----
                                                                     (IN THOUSANDS)
Maturities:
  Within 1 year.............................................    $2,403,570    $2,407,339
  1 to 5 years..............................................     1,587,966     1,609,873
  5 to 10 years.............................................       803,394       833,532
  Over 10 years.............................................     1,964,535     1,974,766
Other securities without stated.............................       140,975       138,145
                                                                ----------    ----------
Total securities............................................    $6,900,440    $6,963,655
                                                                ==========    ==========

     In 1998, 1997 and 1996, proceeds from the sale of securities available-for-sale amounted to $2.55 billion, $1.31 billion and $1.46 billion, respectively. Gross gains of $28.4 million and gross losses of $1.5 million were realized on these sales in 1998, while gross gains of $13.5 million and gross losses of $0.3 million were realized on these sales in 1997, and gross gains of $9.3 million and gross losses of $0.5 million were realized in 1996. Net unrealized holding gain or loss on trading securities included in earnings during 1998 was unchanged from an unrealized gain of $0.8 million at December 31, 1997.

3. LOANS

     The following table summarizes loan balances by category:

                                                                      DECEMBER 31
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                           ----          ----          ----
                                                                    (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers..........................................  $ 8,194,586   $ 7,422,883   $ 6,484,249
  Real estate construction............................      149,242       163,886       186,912
  Real estate mortgages...............................    3,185,279     2,642,536     2,383,659
  Installment.........................................      602,421       531,331       484,104
  Charge card.........................................           --            --     1,041,886
  Direct lease financing..............................       16,884        23,028        29,947
Foreign loans:
  Governments and official institutions...............          812           937           984
  Banks and other financial institutions..............       52,855        50,960       137,560
  Other, primarily commercial and industrial..........       28,200        37,079         2,976
                                                        -----------   -----------   -----------
     Total loans......................................   12,230,279    10,872,640    10,752,277
Less unearned income..................................        1,879         4,390         7,624
                                                        -----------   -----------   -----------
     Loans, net of unearned income....................   12,228,400    10,868,250    10,744,653
Less allowance for possible loan losses...............      140,608       130,876       142,211
                                                        -----------   -----------   -----------
     Loans, net of allowance for possible loan
       losses.........................................  $12,087,792   $10,737,374   $10,602,442
                                                        ===========   ===========   ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Nonaccrual loans............................................  $18,695   $17,790   $28,153
Restructured loans..........................................    1,523       598     1,512
                                                              -------   -------   -------
Total nonperforming loans...................................   20,218    18,388    29,665
Other assets received in satisfaction of debt...............      559     1,300     1,562
                                                              -------   -------   -------
  Total nonperforming assets................................  $20,777   $19,688   $31,227
                                                              =======   =======   =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $ 1,457   $ 1,061   $ 3,134
Interest income actually recognized.........................       75        51        76
                                                              -------   -------   -------
  Interest shortfall, before consideration of any income tax
     effect.................................................  $ 1,382   $ 1,010   $ 3,058
                                                              =======   =======   =======

     At December 31, 1998 and 1997, the Corporation had no aggregate public and private sector outstanding to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. Additional information on foreign outstandings is provided in the Foreign Outstandings section on page 38 of this Report.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights, included in other assets, of $9.3 million and $3.2 million were capitalized in 1998 and 1997, respectively. Amortization expense associated with these mortgage servicing rights was $1.2 million and $0.5 million in 1998 and 1997, respectively. The net remaining capitalized servicing rights of $13.3 million and $5.2 million at December 31, 1998 and 1997, respectively, had a corresponding valuation allowance of $4.1 million and $1.2 million at December 31, 1998 and 1997, respectively. Accordingly, the valuation allowance was increased by $2.9 million in 1998; there were no reductions or direct write-downs in 1998 or 1997. The net capitalized assets of $9.2 million and $4.0 million at December 31, 1998 and 1997, respectively, are reflective of the fair value of those rights.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Balance, beginning of year..................................    $130,876    $142,211    $129,259
                                                                --------    --------    --------
Charge-offs.................................................     (29,117)    (82,555)    (62,995)
Recoveries..................................................      11,892      12,773      14,607
                                                                --------    --------    --------
  Net charge-offs...........................................     (17,225)    (69,782)    (48,388)
Provisions charged to operations............................      26,957      58,447      56,540
Allowance related to acquired loans.........................          --          --       4,800
                                                                --------    --------    --------
Balance, end of year........................................    $140,608    $130,876    $142,211
                                                                ========    ========    ========

     Details on impaired loans and related allowance are as follows:

                                                      IMPAIRED LOANS          IMPAIRED LOANS        TOTAL
                                                    FOR WHICH THERE IS      FOR WHICH THERE IS     IMPAIRED
                                                    A RELATED ALLOWANCE    NO RELATED ALLOWANCE     LOANS
                                                    -------------------    --------------------    --------
                                                                        (IN THOUSANDS)
December 31, 1998
Balance.........................................          $13,542                $ 5,153           $18,695
Related allowance...............................            2,661                     --             2,661
                                                          -------                -------           -------
Balance, net of allowance.......................          $10,881                $ 5,153           $16,034
                                                          =======                =======           =======
December 31, 1997
Balance.........................................          $ 2,360                $15,430           $17,790
Related allowance...............................            1,850                     --             1,850
                                                          -------                -------           -------
Balance, net of allowance.......................          $   510                $15,430           $15,940
                                                          =======                =======           =======

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Average impaired loans......................................    $30,077    $27,945    $41,624
                                                                =======    =======    =======
Total interest income on impaired loans.....................    $    91    $   115    $   160
                                                                =======    =======    =======
Interest income on impaired loans recorded on a cash
  basis.....................................................    $    91    $   115    $   160
                                                                =======    =======    =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Land........................................................    $ 39,750    $ 39,619
Premises....................................................     327,054     322,850
Equipment...................................................     320,174     322,812
Leasehold improvements......................................      32,247      32,785
                                                                --------    --------
     Total..................................................     719,225     718,066
Accumulated depreciation and amortization...................     349,423     403,424
                                                                --------    --------
     Premises and equipment.................................    $369,802    $314,642
                                                                ========    ========

     The provision for depreciation and amortization was $44.3 million in 1998, $40.0 million in 1997, and $38.1 million in 1996.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Corporation enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 1998 and December 31, 1997. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Corporation's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Corporation's interest in these securities.

     The Corporation also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $2.46 billion and $1.87 billion at December 31, 1998 and 1997, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts

                                                                   1998          1997
                                                                   ----          ----
                                                                 (DOLLARS IN THOUSANDS)
Securities purchased under agreement to resell
  Amount outstanding at end of year.........................    $       --    $       --
  Highest amount outstanding as of any month-end during the
     year...................................................       159,000       856,000
  Daily average amount outstanding during the year..........        30,954        17,651
  Daily average annualized rate of interest.................          4.88%         6.26%
Securities sold under agreement to repurchase
  Amount outstanding at end of year.........................    $2,458,444    $1,865,739
  Highest amount outstanding as of any month-end during the
     year...................................................     2,458,444     2,718,101
  Daily average amount outstanding during the year..........     1,967,856     1,855,231
  Daily average annualized rate of interest.................          5.24%         5.34%

7. SHORT, MEDIUM AND LONG-TERM NOTES AND UNUSED LINES OF CREDIT

     The following table summarizes the Corporation's long-term notes:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Fixed rate 9 3/8% subordinated notes due June 1, 2001
  ($100,000 par value)......................................    $ 99,387    $ 99,278
Floating rate subordinated note to Bankmont due December 1,
  2004......................................................     100,000     100,000
Floating rate subordinated note to Bankmont due March 31,
  2005......................................................      50,000      50,000
Floating rate subordinated note to Bankmont due December 1,
  2006......................................................      50,000      50,000
Fixed rate 6 1/2% subordinated note to Bankmont due December
  27, 2007..................................................      65,000      65,000
Fixed rate 7 5/8% subordinated note to Bankmont due June 27,
  2008......................................................      15,000      15,000
Fixed rate 6 1/8% subordinated note to Bankmont due August
  31, 2010..................................................      75,000          --
                                                                --------    --------
     Total..................................................    $454,387    $379,278
                                                                ========    ========

     All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1998, 180 day LIBOR was 5.07 percent.

     In connection with the issuance of commercial paper and for other corporate purposes, Bankcorp has a revolving credit agreement with a group of five nonaffiliated banks and BMO. This revolving credit agreement has a credit limit of $150 million and a maturity date of December 18, 1999. There were no borrowings under this credit agreement during 1998 or 1997.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 1998, $940 million of senior notes were outstanding with original maturities ranging from 31 to 182 days (remaining maturities ranging from 22 to 130 days) and stated interest rates ranging from 5.00 percent to 5.50 percent. As of December 31, 1997, $100 million of senior notes were outstanding with original maturities of 14 days (remaining maturities of 4 days) and stated interest rate of 5.90 percent.

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

     The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities reported on the Corporation's Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and portfolio securities were based on quoted market prices.

     A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, charge card, consumer and home equity, were assumed to be the same as carrying value since the loans' interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. A fair-value discount related to nonperforming loans included in the above categories, along with a discount for future credit risk throughout the portfolio, was based on an analysis of expected and unidentified future losses. Accordingly, the fair value estimate for total loans was reduced by these discounts, which in total approximated the allowance for possible loan losses on the Corporation's Consolidated Statements of Condition. Additionally, management considered appraisal values of collateral when nonperforming loans were secured by real estate.

     The fair values of accrued interest receivable and payable approximate carrying values due to the short-term nature of these assets and liabilities.

     The fair values of bank-owned insurance investments approximate carrying value, because upon liquidation of these investments the Corporation would receive the cash surrender value, which equals carrying value.

     The fair values of demand deposits, savings accounts, interest checking deposits, and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time deposits was estimated using a discounted cash flow calculation with current market rates offered by the Corporation as discount rates.

     The fair value of senior notes approximates carrying value because the average maturity on these notes is less than a year.

     The fair value of minority interest -- preferred stock of subsidiary (Harris Preferred Capital Corporation) approximates carrying value as the preferred stock has a liquidation preference that equals book value.

     The fair value of long-term notes was determined using a discounted cash flow calculation with current rates available to the Corporation for similar debt as discount rates.

     The fair value of credit facilities are presented as an obligation in order to represent the approximate cost the Corporation would incur to induce third parties to assume these commitments.

     The estimated fair values of the Corporation's financial instruments at December 31, 1998 and 1997 are presented in the following table. See Note 9 to Financial Statements on page 62 of this Report for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                    DECEMBER 31
                                              --------------------------------------------------------
                                                         1998                          1997
                                              --------------------------    --------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                               --------         -----        --------         -----
                                                                   (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks...    $ 1,492,270    $ 1,492,270    $ 1,304,374    $ 1,304,374
Money market assets:
  Interest-bearing deposits at banks......         98,937         98,937        598,070        598,070
  Federal funds sold and securities
     purchased under agreement to
     resell...............................        155,709        155,709         80,782         80,782
Securities available-for-sale.............      6,963,654      6,963,654      5,229,390      5,229,390
Trading account assets....................        120,668        120,668         53,209         53,209
Loans, net of unearned income and
  allowance for possible loan losses*.....     12,087,792     12,087,792     10,737,374     10,725,544
Customers' liability on acceptances.......         30,829         30,829         46,480         46,480
Accrued interest receivable...............        147,316        147,316        165,396        165,396
Assets held for sale......................             --             --        725,760        745,760
Bank-owned insurance investments..........        725,302        725,302        267,463        267,463
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          assets..........................    $21,822,477    $21,822,477    $19,208,298    $19,208,298
                                              ===========    ===========    ===========    ===========
LIABILITIES
Deposits:
  Demand deposits.........................    $ 9,297,644    $ 9,297,644    $ 8,659,384    $ 8,659,384
  Time deposits...........................      6,025,198      6,059,299      5,772,679      5,775,870
Federal funds purchased and securities
  sold under agreement to repurchase......      3,440,832      3,440,832      2,451,873      2,451,873
Commercial paper outstanding..............        261,905        261,905        351,427        351,427
Other short-term borrowings...............        168,151        168,151        503,320        503,320
Acceptances outstanding...................         30,829         30,829         46,480         46,480
Accrued interest payable..................         56,610         56,610         38,091         38,091
Senior notes..............................        940,000        940,000        100,000        100,000
Minority interest -- preferred stock of
  subsidiary..............................         250,00        250,000             --             --
Long-term notes...........................        454,387        469,393        379,278        390,185
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          liabilities.....................    $20,925,556    $20,974,663    $18,302,532    $18,316,630
                                              ===========    ===========    ===========    ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities.........................    $   (13,551)   $   (13,551)   $   (17,756)   $   (17,756)
Interest rate contracts:
  Dealer and trading contracts............           (351)          (351)           525            525
  Risk management contracts...............           (297)        (4,701)        13,076         10,300
                                              -----------    -----------    -----------    -----------
       Total off-balance-sheet financial
          instruments.....................    $   (14,199)       (18,603)   $    (4,155)   $    (6,931)
                                              ===========    ===========    ===========    ===========

-------------------------
* In anticipation of HTSB's sale of its credit card portfolio in January 1998, credit card loan balances were reclassified as of December 31, 1997 to assets held for sale. See Note 21 to Financial Statements on page 82 of this Report.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Corporation utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Corporation's major categories of financial instruments with off-balance-sheet risk include credit facilities, interest rate and foreign exchange contracts and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $8.32 billion and $10.48 billion at December 31, 1998 and 1997, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1998, totaled $408 million and at December 31, 1997, totaled $297 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.07 billion at December 31, 1998 and $1.73 billion at December 31, 1997. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $491 million at December 31, 1998 and $437 million at December 31, 1997.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $101 million at December 31, 1998 and $86 million at December 31, 1997.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $13.6 million at December 31, 1998 and $17.1 million at December 31, 1997.

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

                                                                         DECEMBER 31
                                                        ---------------------------------------------
                                                             CONTRACTUAL OR              MAXIMUM
                                                            NOTIONAL AMOUNT         REPLACEMENT COST
                                                        ------------------------    -----------------
                                                           1998          1997        1998       1997
                                                           ----          ----        ----       ----
                                                                       (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards..............................    $  272,658    $  210,266    $   123    $   81
  Forward rate agreements...........................       146,800       272,120        558       438
  Options written...................................            --            --         --        --
  Options purchased.................................            --            --         --        --
  Guarantees written................................       735,221       594,760         91       118
  Guarantees purchased..............................       735,221       594,760      2,647     1,368
  Swaps.............................................     2,727,942     1,817,508     33,909     8,432

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1998 and 1997:

                                                               1998                              1997
                                                  ------------------------------    ------------------------------
                                                  END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                     ASSETS           ASSETS           ASSETS           ASSETS
                                                  (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                  -------------    -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.........................      $    123         $     --          $    81         $     --
     Unrealized losses........................            --               --              (24)              --
  Forward rate agreements
     Unrealized gains.........................           558              192              438               19
     Unrealized losses........................          (558)            (192)            (438)             (26)
  Options
     Purchased................................            --               --               --               --
     Written..................................            --               --               --               --
  Guarantees
     Purchased................................         2,556            2,087            1,250            1,802
     Written..................................        (2,556)          (2,087)          (1,249)          (1,778)
  Swaps
     Unrealized gains.........................        33,909           43,790            8,432           13,827
     Unrealized losses........................       (34,384)         (42,672)          (7,965)         (12,388)
                                                    --------         --------          -------         --------
          Total Interest Rate Contracts.......      $   (352)        $  1,118          $   525         $  1,456
                                                    ========         ========          =======         ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................    $   788     $  (649)    $    926
  Forward rate agreements...................................         --          --           --
  Options...................................................        (16)         54          (66)
  Guarantees................................................         --          (6)      (1,215)
  Swaps.....................................................        210          42           69
Debt Instruments............................................      9,530       7,828        8,278
                                                                -------     -------     --------
  Total Trading Revenue.....................................    $10,512     $ 7,269     $  7,992
                                                                =======     =======     ========

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                               DECEMBER 31, 1998
                             --------------------------------------------------------------------------------------
                              WITHIN        1 TO 3         3 TO 5        5 TO 10       GREATER THAN
                              1 YEAR        YEARS          YEARS          YEARS          10 YEARS          TOTAL
                              ------        ------         ------        -------       ------------        -----
                                                                 (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount..........  $140,102      $380,438      $  821,319      $ 58,408      $     64,000      $1,464,267
  Average pay rate.........      5.91%         5.92%           6.10%         6.33%             5.94%           6.04%
  Average receive..........      4.70%         4.87%           5.16%         5.19%             5.00%           5.03%
Receive Fixed Swaps:
  Notional amount..........  $140,102      $380,298      $  613,755      $ 65,520      $     64,000      $1,263,675
  Average pay rate.........      4.70%         4.87%           5.20%         5.18%             5.00%           5.03%
  Average receive..........      5.98%         5.93%           6.00%         6.24%             5.94%           5.99%
Basis swaps:
  Notional amount..........        --            --              --            --                --              --
  Average pay rate.........        --            --              --            --                --              --
  Average receive..........        --            --              --            --                --              --
     Total notional
       amount..............  $280,204      $760,736      $1,435,074      $123,928      $    128,000      $2,727,942

Risk management activity

     In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. During 1998 and 1997, interest rate swaps were primarily used to alter the character of funds supporting certain fixed rate loans, the senior note program and the municipal bond portfolio. The Corporation had $152 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1998 with a loss in fair value of $4.7 million and a zero replacement cost. At December 31, 1997, the Corporation had $483 million notional amount of swap contracts outstanding with a fair value of $10.3 million and a replacement cost of $13.0 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $0.1 million and $4.5 million, respectively, at December 31, 1998 and $0.2 and $2.9 million, respectively, at December 31, 1997. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 1998 or 1997. There were no deferred gains or losses on terminated contracts at December 31, 1998 or 1997.

     The following table summarizes swap activity for risk management purposes:

                                                                   NOTIONAL
                                                                    AMOUNT
                                                                   --------
                                                                (IN THOUSANDS)
Amount, December 31, 1996...................................      $ 584,081
Additions...................................................        802,440
Maturities..................................................       (903,489)
Terminations................................................             --
                                                                  ---------
Amount, December 31, 1997...................................        483,032
Additions...................................................         57,517
Maturities..................................................       (388,915)
Terminations................................................             --
                                                                  ---------
Amount, December 31, 1998...................................      $ 151,634
                                                                  =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management:

                                                                      DECEMBER 31, 1998
                                                 -----------------------------------------------------------
                                                 WITHIN      1 TO 3       3 TO 5       5 TO 10
                                                 1 YEAR       YEARS        YEARS        YEARS        TOTAL
                                                 ------      ------       ------       -------       -----
                                                                       (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount............................    $6,902      $40,905      $74,694      $26,060      $148,561
  Average pay rate...........................      6.78%        6.23%        6.00%        6.69%         6.22%
  Average receive rate.......................      5.30%        5.32%        5.33%        5.29%         5.32%
Receive Fixed Swaps:
  Notional amount............................        --           --      $ 3,073           --      $  3,073
  Average pay rate...........................        --           --           --           --            --
  Average receive rate.......................        --           --         5.10%          --          5.10%
     Total notional amount...................    $6,902      $40,905      $77,767      $26,060      $151,634

Foreign exchange contracts

     Dealer activity

     The Corporation is a dealer in foreign exchange. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. FX. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. This agreement did not have a material impact on the Corporation's 1998, 1997 or 1996 net income or financial position.

     At December 31, 1998, approximately 87 percent of the Corporation's gross notional positions in foreign currency contracts are represented by seven currencies: English pounds, German deutsche marks, Japanese yen, French francs, Swiss francs, Canadian dollars, and Italian lira.

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

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                                  DECEMBER 31
                                                ------------------------------------------------
                                                     CONTRACTUAL OR         MAXIMUM REPLACEMENT
                                                    NOTIONAL AMOUNT                 COST
                                                ------------------------    --------------------
                                                   1998          1997         1998        1997
                                                   ----          ----         ----        ----
                                                                 (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards..................  $1,734,546    $1,820,769    $12,370     $13,772
  Options written.............................     184,615        88,440         --          --
  Options purchased...........................     184,615        88,440      3,885       3,772
  Cross currency swaps........................     123,906            --      2,996          --

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1998 and 1997:

                                                            1998                            1997
                                                -----------------------------   -----------------------------
                                                END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                   ASSETS          ASSETS          ASSETS          ASSETS
                                                (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                -------------   -------------   -------------   -------------
                                                                       (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains............................    $ 19,991        $ 35,056        $ 37,394        $ 34,076
  Unrealized losses...........................     (19,991)        (35,056)        (37,394)        (34,076)
Options
  Purchased...................................       3,885           3,304           3,772           2,783
  Written.....................................      (3,885)         (3,304)         (3,772)         (2,783)
Cross currency swaps
  Unrealized gains............................       2,996           2,913              --              --
  Unrealized losses...........................      (2,996)         (2,913)             --              --
                                                  --------        --------        --------        --------
Total Foreign Exchange........................    $     --        $     --        $     --        $     --
                                                  ========        ========        ========        ========

     At December 31, 1998, spot, futures and forward contracts with BMO represent $8.7 million and $11.5 million of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $3.9 million and no options purchased and options written, respectively. Cross currency swaps with BMO represent $2.8 million and $0.2 million of unrealized gains and unrealized losses, respectively.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1998, 1997 and 1996 totaled $6.8 million, $5.4 million and $10.0 million, respectively, of net profit under the aforementioned agreement with BMO. All profits related to spot, futures and forward contracts.

Securities activities

     The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the

Corporation was a member had underwriting commitments totaling $83 million at December 31, 1998 and $30 million at December 31, 1997.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 1998 or 1997.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Corporation had one concentration of credit risk arising from financial statements at December 31, 1998 and 1997. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

     A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $15.1 billion or 49 percent of the Corporation's total credit exposure at December 31, 1998 and $15.5 billion or 50 percent of the Corporation's total credit exposure at December 31, 1997.

     The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 to Financial Statements on page 62 of this Report for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Corporation had noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1998. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1998. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1998 and 1997, cumulative contributions were greater than the amount recorded as pension expense for financial reporting purposes. For 1996, cumulative contributions were less than the amount recorded as pension expense for financial reporting purposes.

     The total consolidated pension expense of the Bank, including the supplemental plan, for 1998, 1997 and 1996 was $10.0 million, $8.7 million and $11.4 million, respectively.

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

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

                                             PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                      ------------------------------   ---------------------------------
                                      1998***    1997***    1996***     1998***     1997***     1996***
                                      -------    -------    -------     -------     -------     -------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning of
  year..............................  $229,474   $209,871   $212,772   $ 39,757    $ 38,550    $ 39,266
Service cost........................    11,043      9,862     10,076      1,758       1,552       1,735
Interest cost.......................    17,319     15,108     15,206      2,805       2,645       2,644
Benefits Paid (net of participant
  contributions)....................   (21,326)   (15,942)   (19,055)    (2,953)     (1,704)     (2,086)
Actuarial (gain) or loss............    38,564     10,575     (9,128)      (237)     (1,286)     (3,009)
                                      --------   --------   --------   --------    --------    --------
Benefit obligation at end of year...  $275,074   $229,474   $209,871   $ 41,130    $ 39,757    $ 38,550
                                      ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year.................  $266,589   $217,175   $206,539   $ 18,031    $ 12,133    $  8,350
Actual return on plan assets........   (10,749)    58,246     21,864     (1,005)      3,663       1,067
Employer contribution...............     9,269      7,111      7,827      2,726       2,235       3,568
Benefits paid.......................   (21,325)   (15,943)   (19,055)        --          --        (852)
                                      --------   --------   --------   --------    --------    --------
Fair value of plan assets at end of
  year**............................  $243,784   $266,589   $217,175   $ 19,752    $ 18,031    $ 12,133
                                      ========   ========   ========   ========    ========    ========
Funded Status.......................  $(31,290)  $ 37,115   $  7,304   $(21,378)   $(21,726)   $(26,417)
Contributions made between
  measurement date (September 30)
  and end of year...................    10,017      9,269      7,111         --          --          --
Unrecognized actuarial (gain) or
  loss..............................    40,980    (29,079)       812    (13,897)    (16,783)    (13,430)
Unrecognized transition (asset) or
  obligation........................    (1,159)    (1,513)    (1,868)    27,490      29,497      31,463
Unrecognized prior service cost.....    (6,292)    (7,127)    (7,962)     2,398       2,592       2,788
                                      --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit cost......  $ 12,256   $  8,665   $  5,397   $ (5,387)   $ (6,420)   $ (5,596)
                                      ========   ========   ========   ========    ========    ========

                                                                          POSTRETIREMENT MEDICAL
                                                   PENSION BENEFITS              BENEFITS
                                                 ---------------------   ------------------------
                                                 1998    1997    1996     1998     1997     1996
                                                 ----    ----    ----     ----     ----     ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................  7.00%   7.25%   7.50%   7.00%    7.25%    7.50%
Expected return on plan assets.................  9.00%   9.00%   8.00%   8.00%    8.00%    8.00%
Rate of compensation increase..................  5.50%   5.70%   5.70%     N/A      N/A      N/A

     For measurement purposes, a 8.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6.0 percent in 2001 and remain level thereafter. For 1997 and 1996, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 8.0 percent and 8.5 percent, respectively.

                                                                          POSTRETIREMENT MEDICAL
                                                PENSION BENEFITS                 BENEFITS
                                           ---------------------------   ------------------------
                                            1998      1997      1996      1998     1997     1996
                                            ----      ----      ----      ----     ----     ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.............................  $11,043   $ 9,862   $10,270   $1,758   $1,552   $1,735
Interest cost............................   17,319    15,108    15,206    2,805    2,645    2,644
Expected return on plan assets...........  (20,749)  (17,780)  (15,721)  (1,490)  (1,047)    (755)
Amortization of prior service cost.......     (835)     (835)     (835)     195      195      195
Amortization of transition (asset) or
  obligation.............................     (354)     (354)     (354)   1,966    1,966    1,966
Recognized actuarial (gain) or loss......       --        --       434     (583)    (547)    (425)
                                           -------   -------   -------   ------   ------   ------
  Net periodic benefit cost..............  $ 6,424   $ 6,001   $ 9,000   $4,651   $4,764   $5,360
                                           =======   =======   =======   ======   ======   ======

-------------------------
  * Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

 ** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.

*** Plan assets and obligation measured as of September 30.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1-PERCENTAGE      1-PERCENTAGE
                                                        POINT INCREASE    POINT DECREASE
                                                        --------------    --------------
Effect on total of service and interest cost
  components........................................        $1,014           $  (713)
Effect on postretirement benefit obligation.........        $6,475           $(5,093)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                                1998      1997      1996
                                                                ----      ----      ----
                                                                     (IN THOUSANDS)
Accumulated benefit obligation..............................  $  9,508   $ 5,767   $ 7,293
Projected benefit obligation for service rendered to date...  $ 24,698   $13,056   $15,598
Accrued pension (liability) asset...........................  $(11,593)  $ 9,510   $ 8,891
Net periodic pension expense................................  $  3,581   $ 2,691   $ 2,465
Assumptions used:
  Discount rate.............................................     6.00%     6.00%     5.25%
  Rate of increase in compensation..........................     5.70%     5.70%     5.70%

     The Corporation has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Corporation relative to predefined targets. The Corporation's total expense for this plan was $10.6 million, $10.3 million and $9.4 million in 1998, 1997 and 1996, respectively.

12. STOCK OPTIONS

     The Corporation has two stock-based compensation plans, which are accounted for under the fair value based method of accounting for stock based compensation plans and are described below.

     The Harris Bank Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees. On February 26, 1996, the Corporation granted 510,200 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to U.S. $22.55). The estimated grant date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 7.57%, expected life of 7.5 years, expected volatility of 16.97% and compound annual dividend growth of 5.24%.

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

     On December 18, 1998, the Corporation granted 879,300 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $60.35 per share, equal to the market price on the date of grant (equivalent to U.S. $39.06). The estimated grant date fair value of the options granted on December 18, 1998 was Canadian $12.33, equivalent to U.S. $7.98. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 4.87%, expected life of 7.5 years, expected volatility of 19.82% and compound annual dividend growth of 8.82%.

     The following table summarizes the stock option activity for 1998, 1997 and 1996 and provides details of stock options outstanding at December 31, 1998, 1997 and 1996.

                                        1998                           1997                          1996
                            ----------------------------   ----------------------------   --------------------------
                                        WEIGHTED-AVERAGE               WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
         OPTIONS             SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE    SHARES     EXERCISE PRICE
         -------             ------     ----------------    ------     ----------------   ------    ----------------
Outstanding at beginning
  of year.................  1,076,300        $30.63          902,100        $25.48             --
Granted...................    879,300         39.06          263,750         46.33        910,900        $25.45
Exercised.................         --                             --                           --
Forfeited, cancelled......         --                        (89,550)        25.03         (8,800)        22.55
Transferred...............      5,600         22.55               --                           --
Expired...................         --                             --                           --
                            ---------                      ---------                      -------
Outstanding at end of
  year....................  1,961,200         34.39        1,076,300         30.63        902,100         25.48
                            =========                      =========                      =======
Options exercisable at
  year-end................       None                           None                         None
Weighted-average fair
  value of options granted
  during the year.........      $7.98                          $9.53                        $4.88

                       NUMBER         WEIGHTED AVERAGE
   RANGE OF          OUTSTANDING         REMAINING       WEIGHTED AVERAGE
EXERCISE PRICES   DECEMBER 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE
---------------   -----------------   ----------------   ----------------
    $22-30              818,150             7.51 year         $25.51
     35-42              879,300             9.96               39.06
     46-50              263,750             8.95               46.33
                      ---------
     22-50            1,961,200             8.81               34.39
                      =========

     Compensation expense related to the Harris Bank Stock Option Program totaled $1.3 million, $0.8 million and $0.4 million in 1998, 1997 and 1996 respectively.

Stock Appreciation Rights

     The Bank maintains the Harris Bank Stock Appreciation Rights Plan which was established in January 1995. The rights granted under this plan have either a three-year or five-year term and are exercisable after the expiration of the respective term, assuming cumulative performance goals are met. Compensation expense for the Harris Bank Stock Appreciation Rights Plan totaled $0.6 million, $5.9 million and $4.2 million in 1998, 1997 and 1996 respectively.

     The following table details the rights outstanding at December 31, 1998, 1997 and 1996.

                                                    1998          1997         1996
                                                    ----          ----         ----
Outstanding beginning of the year..............    398,000       611,000      611,000
Granted........................................         --            --           --
Exercised......................................    (24,000)     (143,000)          --
Cancelled......................................         --       (70,000)          --
Transferred....................................      4,200            --           --
                                                   -------      --------      -------
Outstanding end of the year....................    378,200       398,000      611,000
                                                   =======      ========      =======

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $17.6 million in 1998, $20.8 million in 1997 and $19.6 million in 1996. These amounts include real estate taxes, maintenance and other rental-related operating costs of

$3.1 million, $4.3 million and $4.7 million for 1998, 1997 and 1996, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 1998 for all noncancelable operating leases are as follows:

                                                                (IN THOUSANDS)
1999........................................................       $12,646
2000........................................................        11,279
2001........................................................         9,405
2002........................................................         6,753
2003........................................................         4,944
2004 and thereafter.........................................        34,898
                                                                   -------
     Total minimum future rentals...........................       $79,925
                                                                   =======

     Occupancy expenses for 1998, 1997 and 1996 have been reduced by $14.0 million, $14.3 million and $14.5 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 1998, 1997, and 1996 applicable income tax expense (benefit) was as follows:

                                                           FEDERAL    STATE    FOREIGN    TOTAL
                                                           -------    -----    -------    -----
                                                                      (IN THOUSANDS)
1998:
  Current................................................  $67,296   $  (841)  $   23    $66,478
  Deferred...............................................    1,949     1,474       --      3,423
                                                           -------   -------   ------    -------
       Total.............................................  $69,245   $   633   $   23    $69,901
                                                           =======   =======   ======    =======
1997:
  Current................................................  $64,314   $ 3,391   $   28    $67,733
  Deferred...............................................    2,922      (579)      --      2,343
                                                           -------   -------   ------    -------
       Total.............................................  $67,236   $ 2,812   $   28    $70,076
                                                           =======   =======   ======    =======
1996:
  Current................................................  $62,871   $ 5,483   $1,213    $69,567
  Deferred...............................................   (2,513)   (1,242)      --     (3,755)
                                                           -------   -------   ------    -------
       Total.............................................  $60,358   $ 4,241   $1,213    $65,812
                                                           =======   =======   ======    =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1998, 1997 and 1996:

                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................  $56,547   $51,283   $54,963
  Deferred employee compensation............................   10,272     8,224     6,101
  Intangible assets.........................................    8,896     7,669     7,221
  Deferred expense and prepaid income.......................       --     7,256     4,920
  Pension and medical trust.................................    5,811     4,028     4,702
  Other assets..............................................    1,006     2,465     4,312
                                                              -------   -------   -------
     Deferred tax assets....................................   82,532    80,925    82,219
                                                              -------   -------   -------
Gross deferred tax liabilities:
  Depreciable assets........................................   (6,077)   (2,686)   (2,873)
  Other liabilities.........................................   (3,988)   (2,349)   (1,113)
                                                              -------   -------   -------
     Deferred tax liabilities...............................  (10,065)   (5,035)   (3,986)
                                                              -------   -------   -------
  Net deferred tax assets...................................   72,467    75,890    78,233
                                                              -------   -------   -------
Tax effect of adjustment related to available-for-sale
  securities................................................  (25,017)   (7,563)    5,364
                                                              -------   -------   -------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................  $47,450   $68,327   $83,597
                                                              =======   =======   =======

     At December 31, 1998 and 1997, the respective net deferred tax assets of $72 million and $76 million included $60 million and $62 million for Federal tax and $12 million and $14 million for Illinois tax, respectively. No valuation allowance for deferred tax assets was required at December 31, 1998 or 1997. Management has determined that it is more likely than not that the net deferred tax asset can be supported by current taxable income and taxable income generated in the statutory carryback and carryforward period. The deferred taxes reported on the Corporation's Consolidated Statement of Condition at December 31, 1998 and 1997 also include a $25 million deferred tax liability and an $8 million deferred tax asset, respectively, for the tax effect of the net unrealized gains associated with marking to market certain securities designated as available-for-sale in accordance with SFAS No. 115.

     Total income tax expense of $69.9 million for 1998, $70.1 million for 1997, and $65.8 million for 1996 reflects effective tax rates of 27.7 percent, 30.9 percent, and 31.6 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                                YEARS ENDED DECEMBER 31
                                        ------------------------------------------------------------------------
                                                 1998                     1997                     1996
                                        ----------------------    ---------------------    ---------------------
                                                     PERCENT                  PERCENT                  PERCENT
                                                    OF PRETAX                OF PRETAX                OF PRETAX
                                         AMOUNT       INCOME      AMOUNT       INCOME      AMOUNT       INCOME
                                         ------     ---------     ------     ---------     ------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Computed tax expense................    $ 88,384       35.0%      $79,327       35.0%      $72,862       35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance...................      (6,121)      (2.4)       (6,591)      (2.9)       (7,240)      (3.5)
  Bank owned insurance
     investments....................     (11,319)      (4.5)       (4,518)      (2.0)           --         --
  Other, net........................      (1,043)      (0.4)        1,858        0.8           190        0.1
                                        --------      -----       -------       ----       -------       ----
Actual tax expense..................    $ 69,901       27.7%      $70,076       30.9%      $65,812       31.6%
                                        ========      =====       =======       ====       =======       ====

     The tax expense from net gains on security sales amounted to $10.5 million, $5.1 million, and $3.4 million in 1998, 1997, and 1996, respectively.

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

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. At year-end 1998, the portion of the allowance for possible loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

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

     As of December 31, 1998, the most recent notification from the FDIC categorized the Corporation and HTSB as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 1998 that have changed the capital category of the Corporation and HTSB.

     Effective February 11, 1998, Harris Preferred Capital Corporation ("HPCC"), an indirect, wholly-owned subsidiary of HTSB, issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized", HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve System directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share.

     The following table summarizes the Corporation's and HTSB's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                                   TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL                    UNDER PROMPT CORRECTIVE
                                      ACTUAL                     ADEQUACY PURPOSES                    ACTION PROVISIONS
                               ---------------------      -------------------------------      -------------------------------
                                CAPITAL      CAPITAL           CAPITAL            CAPITAL           CAPITAL            CAPITAL
                                 AMOUNT       RATIO             AMOUNT             RATIO             AMOUNT             RATIO
                                -------      -------           -------            -------           -------            -------
                                                                   (DOLLARS IN THOUSANDS)
As of December 31, 1998:
Total Capital to
  Risk-Weighted Assets
    Corporation............    $2,126,585     11.57%       *  $1,470,413       *   8.00%        *  $1,838,016       *   10.00%
    HTSB...................    $1,626,429     10.77%       *  $1,208,118       *   8.00%        *  $1,510,148       *   10.00%
  Tier 1 Capital to
    Risk-Weighted Assets
    Corporation............    $1,591,846      8.66%       *  $  735,264       *   4.00%        *  $1,012,896       *    6.00%
    HTSB...................    $1,293,206      8.57%       *  $  603,597       *   4.00%        *  $  905,395       *    6.00%
  Tier 1 Capital to Average
    Assets
    Corporation............    $1,591,846      7.26%       *  $  877,050       *   4.00%        *  $1,096,313       *    5.00%
    HTSB...................    $1,293,206      7.50%       *  $  689,710       *   4.00%        *  $  862,137       *    5.00%
As of December , 1997:
Total Capital to
  Risk-Weighted Assets
    Corporation............    $1,809,767     10.72%       *  $1,350,572       *   8.00%        *  $1,688,215       *   10.00%
    HTSB...................    $1,431,338     10.36%       *  $1,105,280       *   8.00%        *  $1,381,600       *   10.00%
  Tier 1 Capital to
    Risk-Weighted Assets
    Corporation............    $1,339,949      7.94%       *  $  675,037       *   4.00%        *  $1,012,556       *    6.00%
    HTSB...................    $1,006,763      7.29%       *  $  552,408       *   4.00%        *  $  828,612       *    6.00%
  Tier 1 Capital to Average
    Assets
    Corporation............    $1,339,949      6.81%       *  $  787,048       *   4.00%        *  $  983,810       *    5.00%
    HTSB...................    $1,006,763      6.54%       *  $  615,757       *   4.00%        *  $  769,696       *    5.00%

*Represents "Greater Than or Equal To", which cannot be reproduced in EDGAR character set.

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $1.74 billion and $1.65 billion at December 31, 1998 and 1997, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $233.4 million of dividends at December 31, 1998. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $134.3 million and $65.7 million in 1998 and 1997, respectively.

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

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1998 and 1997, daily average reserve balances of $225 million and $254 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 1998 and 1997, balances on deposit at the Federal Reserve Bank totaled $195 million and $233 million, respectively.

17. CONTINGENT LIABILITIES

     Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position and results of operations.

18. SEGMENT INFORMATION

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Corporate and Institutional Financial Services, Chicagoland Banking and Electronic Financial Services. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust distribution. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network; private banking, which serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning; and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanxsm, the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business.

     Other is comprised of a smaller segment, Global Asset Management, and the Corporation's Treasury unit, which serves as the Corporation's investment/funding unit, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

     The accounting policies of the segments are the same as those described in
Note 1 to Financial Statements, Summary of Significant Accounting Policies, except that segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE basis income before income taxes. Selected segment information is included in the following table.

                                               CORPORATE AND
                                               INSTITUTIONAL                   ELECTRONIC
                                                 FINANCIAL      CHICAGOLAND    FINANCIAL                  CONSOLIDATED
                                                 SERVICES         BANKING       SERVICES       OTHER         TOTAL
                                               -------------    -----------    ----------      -----      ------------
1998
(In thousands)
Net interest income (FTE basis)............      $  170.3        $  292.0       $   69.7     $     5.2     $   537.2
Noninterest income.........................          99.8           155.5          108.4(1)       87.3         451.0
Provision for loan losses..................          21.1             5.9            0.1          (0.1)         27.0
Noninterest expense........................         135.3           369.2          131.0          43.1         678.6
                                                 --------        --------       --------     ---------     ---------
Income before income taxes.................         113.7            72.4           47.0          49.5         282.6
Income taxes...............................          45.2            30.2           19.1           5.5         100.0
                                                 --------        --------       --------     ---------     ---------
Net income.................................      $   68.5        $   42.2       $   27.9     $    44.0     $   182.6
                                                 ========        ========       ========     =========     =========
(In millions)
Average Assets.............................      $6,331.1        $9,157.0       $1,231.8     $ 4,507.3     $21,227.2
                                                 ========        ========       ========     =========     =========
Average Loans..............................      $6,159.3        $7,111.0       $   97.3(1)  $(1,707.6)    $11,660.0
                                                 ========        ========       ========     =========     =========
Average Deposits...........................      $  406.9        $8,840.0       $2,998.6     $ 2,125.6     $14,371.1
                                                 ========        ========       ========     =========     =========
1997
(In thousands)
Net interest income (FTE basis)............      $  145.4        $  280.3       $  143.8     $    28.3     $   597.8
Noninterest income.........................          83.9           128.3          113.9          51.6         377.7
Provision for loan losses..................          15.0             1.9           50.0          (8.5)         58.4
Noninterest expense........................         127.9           346.6          149.1          40.1         663.7
                                                 --------        --------       --------     ---------     ---------
Income before income taxes.................          86.4            60.1           58.6          48.3         253.4
Income taxes...............................          34.4            25.0           24.0          13.4          96.8
                                                 --------        --------       --------     ---------     ---------
Net income.................................      $   52.0        $   35.1       $   34.6     $    34.9     $   156.6
                                                 ========        ========       ========     =========     =========
(In millions)
Average Assets.............................      $5,292.8        $8,778.7       $1,847.9     $ 3,300.3     $19,219.7
                                                 ========        ========       ========     =========     =========
Average Loans..............................      $5,032.4        $7,039.7       $  805.7     $(1,916.5)    $10,961.3
                                                 ========        ========       ========     =========     =========
Average Deposits...........................      $  549.4        $8,188.9       $2,556.1     $ 1,989.6     $13,284.0
                                                 ========        ========       ========     =========     =========
1996
(In thousands)
Net interest income (FTE basis)............      $  131.5        $  242.0       $  145.5     $    35.8     $   554.8
Noninterest income.........................          72.3(2)        101.0          103.2          52.8         329.3
Provision for loan losses..................          17.9            (0.5)          39.4          (0.3)         56.5
Noninterest expense........................         115.9           287.1(3)       146.0          45.0         594.0
                                                 --------        --------       --------     ---------     ---------
Income before income taxes.................          70.0            56.4           63.3          43.9         233.6
Income taxes...............................          27.8            23.8           24.9          14.7          91.2
                                                 --------        --------       --------     ---------     ---------
Net income.................................      $   42.2        $   32.6       $   38.4     $    29.2     $   142.4
                                                 ========        ========       ========     =========     =========
(In millions)
Average Assets.............................      $4,450.1        $6,882.2       $1,280.4     $ 4,565.3     $17,178.0
                                                 ========        ========       ========     =========     =========
Average Loans..............................      $4,363.7        $5,159.6       $  962.4     $  (537.9)    $ 9,947.8
                                                 ========        ========       ========     =========     =========
Average Deposits...........................      $  462.2        $6,390.4       $1,655.0     $ 3,016.2     $11,523.8
                                                 ========        ========       ========     =========     =========

-------------------------
(1) Includes gain on sale of charge card portfolio. A $12 million gain was reported in January 1998 and average loans decreased $693 million.

(2) Includes $4 million gain on sale of securities custody and related trustee services business for large institutions in January 1996.

(3) Includes $16.7 million one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") in September 1996, since deposits assumed as a result of the Household transaction were SAIF-insured.

19. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             -------      --------      ------------
                                                                         (IN THOUSANDS)
1998
Total operating income...................................    $ 53,747    $ 1,683,093    $ 1,736,840
Total expenses...........................................      11,627      1,472,687      1,484,314
                                                             --------    -----------    -----------
Income before taxes......................................      42,120        210,406        252,526
Applicable income taxes..................................      16,741         53,160         69,901
                                                             --------    -----------    -----------
Net income...............................................    $ 25,379    $   157,246    $   182,625
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $219,886    $22,577,944    $22,797,830
                                                             ========    ===========    ===========
1997
Total operating income...................................    $ 60,823    $ 1,586,549    $ 1,647,372
Total expenses...........................................      12,884      1,407,838      1,420,722
                                                             --------    -----------    -----------
Income before taxes......................................      47,939        178,711        226,650
Applicable income taxes..................................      19,053         51,023         70,076
                                                             --------    -----------    -----------
Net income...............................................    $ 28,886    $   127,688    $   156,574
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $716,548    $19,416,913    $20,133,461
                                                             ========    ===========    ===========
1996
Total operating income...................................    $ 40,067    $ 1,426,094    $ 1,466,161
Total expenses...........................................      13,399      1,244,586      1,257,985
                                                             --------    -----------    -----------
Income before taxes......................................      26,668        181,508        208,176
Applicable income taxes..................................      10,599         55,213         65,812
                                                             --------    -----------    -----------
Net income...............................................    $ 16,069    $   126,295    $   142,364
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $835,657    $17,393,083    $18,228,740
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1998, 1997 and 1996, identifiable foreign assets accounted for 1, 4 and 5 percent, respectively, of total consolidated assets.

20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Presented below are the statements of income, balance sheets and statements of cash flows for Harris Bankcorp, Inc. (parent company only):

Statement of Income

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
*Interest on securities purchased from bank subsidiary under
  agreement to resell.......................................    $  7,641    $  6,332    $  5,473
Interest on advances to affiliates..........................         763         763         203
*Interest on advances to bank subsidiaries..................      18,573      22,462      20,807
Interest on investments in Federal agency securities........      13,055      11,825      10,466
Interest on investments in foreign securities...............          --          --         246
*Interest on deposits at bank subsidiaries..................          --          22          62
*Dividends from bank subsidiaries...........................     134,300      65,662      75,884
Other operating income......................................          --         234         159
                                                                --------    --------    --------
     Total operating income.................................     174,332     107,300     113,300
                                                                --------    --------    --------
Interest expense on commercial paper........................      16,136      16,771      13,969
Interest expense on long-term notes.........................      29,495      26,499      26,067
Other operating expense.....................................       4,907       6,932      10,215
                                                                --------    --------    --------
     Total operating expenses...............................      50,538      50,202      50,251
                                                                --------    --------    --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................     123,794      57,098      63,049
Applicable income tax benefit...............................      (5,153)     (5,760)     (5,430)
                                                                --------    --------    --------
Income before equity in undistributed net income of
  subsidiaries..............................................     128,947      62,858      68,479
*Equity in undistributed net income of bank subsidiaries....      47,046      88,574      68,268
*Equity in undistributed net income of nonbank
  subsidiaries..............................................       6,717       5,142       5,617
Equity in undistributed net loss of partially-owned bank
  subsidiary................................................         (85)         --          --
                                                                --------    --------    --------
     Net income.............................................    $182,625    $156,574    $142,364
                                                                ========    ========    ========

-------------------------
* Eliminated in consolidation.

Balance Sheets

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1998          1997
                                                                   ----          ----
                                                                     (IN THOUSANDS)
ASSETS
*Demand balances due from bank subsidiary...................    $      272    $       27
Investment in U. S. Treasury and Federal agency
  securities................................................       143,422       230,303
*Securities purchased from bank subsidiary under agreement
  to resell.................................................       128,771       126,294
*Advances to bank subsidiaries..............................       240,000       340,000
Advances to affiliates......................................        10,000        10,000
Equity investments in wholly-owned subsidiaries:
  *Banks....................................................     1,676,117     1,590,383
  *Nonbanks.................................................        67,966        61,038
Equity investment in partially-owned bank subsidiary........         1,362         1,099
Other assets................................................       107,029         9,997
                                                                ----------    ----------
       Total assets.........................................    $2,374,939    $2,369,141
                                                                ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper outstanding................................    $  261,905    $  351,427
Other liabilities...........................................         7,615         5,921
Long-term notes.............................................       454,387       379,278
                                                                ----------    ----------
       Total liabilities....................................       723,907       736,626
Stockholder's equity........................................     1,651,032     1,632,515
                                                                ----------    ----------
       Total liabilities and stockholder's equity...........    $2,374,939    $2,369,141
                                                                ==========    ==========

-------------------------
*Eliminated in consolidation

Statements of Cash Flows

                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31
                                                             --------------------------------------
                                                                1998          1997          1996
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.............................................    $  182,625    $   156,574    $ 142,364
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Undistributed net income of subsidiaries............       (53,763)       (93,716)     (73,885)
     Accretion and amortization..........................       (10,821)       (11,825)     (10,712)
     Deferred income tax (benefit) provision.............          (129)           (33)         (65)
     Net decrease (increase) in interest receivable......         1,069           (812)         966
     Other, net..........................................        (1,667)        (6,255)       4,434
                                                             ----------    -----------    ---------
       Net cash provided by operating activities.........       117,314         43,933       63,102
                                                             ----------    -----------    ---------
INVESTING ACTIVITIES:
     Net decrease(increase) in interest-bearing deposits
       at banks..........................................            --        152,799     (127,799)
     Net (increase)decrease in securities purchased under
       agreement to resell...............................        (2,477)      (126,294)     138,475
     Proceeds from maturities of portfolio securities....     1,033,782      1,135,139      865,880
     Purchases of portfolio securities...................      (936,080)    (1,151,010)    (894,510)
     Additional capital invested in bank subsidiaries....        (3,310)            --     (325,000)
     Net decrease(increase) in advances to
       subsidiaries......................................       100,000        (15,000)     (30,000)
     Net increase in advances to affiliates..............            --             --      (10,000)
     Other, net..........................................       (97,675)             3            5
                                                             ----------    -----------    ---------
       Net cash provided (used) by investing
          activities.....................................        94,240         (4,363)    (382,949)
                                                             ----------    -----------    ---------
FINANCING ACTIVITIES:
     Net (decrease)increase in commercial paper
       outstanding.......................................       (89,522)        16,774       42,631
     Proceeds from issuance of long-term notes...........        75,000             --       15,000
     Proceeds from issuance of Series B preferred
       stock.............................................            --             --       45,000
     Contribution to capital surplus.....................         1,307          2,226      280,422
     Cash dividends paid on Series A preferred stock.....       (13,050)       (13,050)     (13,195)
     Cash dividends paid on Series B preferred stock.....        (3,544)        (3,543)      (1,811)
     Cash dividends paid on common stock.................      (181,500)       (42,000)     (48,200)
                                                             ----------    -----------    ---------
       Net cash (used) provided by financing
          activities.....................................      (211,309)       (39,593)     319,847
                                                             ----------    -----------    ---------
Net increase(decrease) in demand balances due from
  banks..................................................           245            (23)          --
Demand balances due from banks at January 1..............            27             50           50
                                                             ----------    -----------    ---------
Demand balances due from banks at December 31............    $      272    $        27    $      50
                                                             ==========    ===========    =========

21. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 1998 and 1997, intangible assets, including goodwill resulting from business combinations, amounted to $268 million and $293 million, respectively. Amortization of these intangibles amounted to $24.1 million in 1998, $27.8 million in 1997, and $18.2 million in 1996. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

     On January 29, 1998, HTSB sold its credit card portfolio to Partners First Holdings, LLC ("PFH"), a corporation owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. At the time of the sale, the credit card portfolio had a carrying value of $693 million, representing less than 5 percent of the Corporation's total consolidated assets. Upon completion of the sale, HTSB received cash and an equity interest in the newly formed company, which it immediately sold for cash to Bankmont. The Corporation recorded a pretax gain of $12.0 million on this transaction.

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

     In January 1996, the Corporation announced the sale of its securities custody and related trustee services business for large institutions to Citibank. After restructuring charges, the Corporation recognized a $4.0 million gain on the sale. The gain was recorded net of certain anticipated costs to exit this activity, including employee termination benefits, amounting to approximately $13.0 million. Computation of the gain also included the Corporation's estimated obligation to service affected customers on an interim basis. The Corporation was entitled to contingent revenue in the event certain levels of customer retention are achieved by the purchaser of the business. The right to receive such revenue in 1998 was included as consideration in an arrangement consummated with Bankmont during 1996 (see Note 22 to Financial Statements below). In 1998 Bankmont received revenue of $2.9 million based on the provision in the contract that measured certain levels of customer retention achieved by the purchaser by the business.

22. RELATED PARTY TRANSACTIONS

     Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $14.0 million at December 31, 1998 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 1998, 1997 and 1996, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings and interest rate and foreign exchange contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 1998, 1997 and 1996, the Corporation received from BMO approximately $17.1 million, $20.9 million and $14.3 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation.

     In order to facilitate HTSB's exit from the securities custody and related trustee services business for large institutions (see Note 21 to Financial Statements on page 82 of this Report) HTSB and Bankmont entered into an agreement effective December 31, 1996 whereby Bankmont assumed responsibility for potential costs (subject to limits) related to certain litigation matters involving HTSB. As part of this agreement, Bankmont incurred $1.3 million of costs in 1997 and $2.7 million of costs through the date of the agreement. Any costs incurred subsequent to December 31, 1997 exceeded the limits specified in the agreement, thus HTSB incurred these costs. In return for assuming this obligation, Bankmont received $2.9 million in 1998 from a contingent revenue arrangement between HTSB and Citibank. Bankmont paid HTSB $480,000 in 1997 as consideration for accepting this arrangement, which was recorded as income.

     Effective April 3, 1995, HTSB and BMO agreed to combine their U.S. foreign exchange activities. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 1998, 1997 and 1996 foreign exchange revenues included $6.8 million, $5.4 million and $10.0 million of net profit, respectively, under this agreement.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the three years in the three year period ended December 31, 1998. BMO has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Corporation's independent public accountants reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP                                              PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 1999

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

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankcorp's Board of Directors consists of twelve members. Directors are elected annually. Each present director has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

     PASTORA SAN JUAN CAFFERTY, age 58, Professor, University of Chicago School of Social Service Administration and a Director of WMX Technologies, Peoples Energy Corporation and Kimberly-Clark Corporation. Elected in 1997.

     F. ANTHONY COMPER, age 53, President and Chief Operating Officer and a Director of Bank of Montreal. Elected in 1990.

     SUSAN T. CONGALTON, age 52, Managing Director, Lupine L.L.C. (consulting and private investments). Elected in 1988.

     WILBUR H. GANTZ, age 61, Chairman of the Board and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger, Gillette Corporation and Bank of Montreal. Elected in 1984.

     JAMES J. GLASSER, age 64, Chairman Emeritus of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company and Stone Container Corporation. Elected in 1980.

     DR. LEO M. HENIKOFF, age 59, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

     RICHARD M. JAFFEE, age 63, Chairman, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

     EDWARD W. LYMAN, JR., age 56, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     ALAN G. MCNALLY, age 53, Chairman of the Board and Chief Executive Officer of Bankcorp and Harris Trust and Savings Bank and a Director of Walgreen Co. Elected in 1993.

     CHARLES H. SHAW, age 66, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

     RICHARD E. TERRY, age 61, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

     JAMES O. WEBB, age 67, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

     In addition to Messrs. McNally and Lyman, the Corporation had twenty-one executive officers at December 31, 1998 -- Jeffrey D. Butterfield, age 52; Charles H. Davis, age 56; Dennis L. Dean, age 47; Emilia DiMenco, age 44; Pierre
O. Greffe, age 46; Louis F. Lanwermeyer, age 50; Michael W. Lewis, age 49; Michael B. Lowe, age 53; Erin E. McInerney, age 43; Peter B. McNitt, age 44; Richard J. Moreland, age 52; Charles R. Piermarini, age 42; Paul V. Reagan, age 52; Steven R. Rothbloom, age 43; Randall W. Teteak, age 54; William E. Thonn, age 50; Charles R. Tonge, age 51; Philip A. Washburn, age 52; William W. Whipple, age 46; Edward J. Williams, age 56; and Sohrab Zargham, age 57. Each officer, other than Messrs. Piermarini, Reagan and Teteak, has held executive positions with the Corporation or an affiliate for at least the past five years. Prior to 1997, Mr. Piermarini was Senior Vice President, Portfolio Management, NationsBank. Prior to 1995, Mr. Reagan was Managing Director and Counsel with Bankers Trust Company. Prior to 1997, Mr. Teteak was Senior Vice President at First Union National Bank responsible for technology and automation planning.

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

          (3) Exhibits:

              3. Articles of Incorporation and By-laws

                a) Restated Certificate of Incorporation (filed as an Exhibit to
                   Bankcorp's 1987 Form 10-K and incorporated herein by reference)

                b) By-laws of Bankcorp (filed as an Exhibit to Bankcorp's 1996
                   Form 10-K and incorporated herein by reference)

              4. Indenture dated as of June 1, 1989 relating to Bankcorp's
                 9 3/8% Subordinated Notes Due 2001 (filed as an Exhibit to Bankcorp's May 24, 1989 Registration Statement on Form S-3 and incorporated herein by reference). In addition, Bankcorp has issued three Floating Rate Subordinated Notes and three Fixed Rate Subordinated Notes to its parent company, Bankmont. The principal amount of these notes totals $200 million for the floating rate notes and $155 million for the fixed rate notes, respectively. The floating rate notes mature in 2004, 2005 and 2006, respectively. The fixed rate notes mature in 2007, 2008 and 2010, respectively. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

             10. Material Contracts and Compensatory Plans

                  a) 1998 Managerial Incentive Plan (filed as an Exhibit to Bankcorp's 1997 Form 10-K and incorporated herein by reference)

                  b) Harris Growth Incentive Plan (filed as an Exhibit to Bankcorp's 1991 Form 10-K and incorporated herein by reference)

                  c) Employees' Savings and Profit Sharing Plan (filed as an Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference).

                  d) 1995 Stock Appreciation Rights Plan filed as an Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference).

                  e) Harris Retirement Benefit Replacement Plan (filed as an Exhibit to Bank of Montreal's August 3, 1994 Registration Statement on Form F-4, File No. 33-82358, and incorporated herein by reference)

                  f) Harris Bank Stock Option Program, pursuant to which certain designated executives and certain other employees of the Corporation participate in the Bank of Montreal Stock Option Plan filed as an Exhibit to Bank of Montreal's May 9, 1995 Registration Statement on Form S-8, File No. 33-92112, and incorporated herein by reference)

             23. Consents of Experts and Counsel (consents of Independent
                 Auditors)

             24. Power of Attorney

             27. Financial Data Schedule

     (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1998.
-------------------------
* Copies of Exhibits (a)(3) 3, 4, 10, 23, 24 and 27 not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 1999.


            /s/ ALAN G. MCNALLY                    Chairman of the Board and Chief Executive
--------------------------------------------       Officer
              Alan G. McNally

            /s/ PIERRE O. GREFFE                   Chief Financial Officer
--------------------------------------------
              Pierre O. Greffe

             /s/ PAUL R. SKUBIC                    Chief Accounting Officer
--------------------------------------------
               Paul R. Skubic

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 22nd day of March 1999.


Pastora San Juan Cafferty          James J. Glasser                   Charles H. Shaw
Susan T. Congalton                 Leo M. Henikoff                    Richard E. Terry
Wilbur H. Gantz                    Richard M. Jaffee                  James O. Webb
                                   Edward W. Lyman, Jr.

Alan G. McNally
Attorney-In-Fact

Supplemental Information

     No annual report or proxy statement will be sent to security holders in 1999.