Form 10-Q
period 1999-03-31
HARRIS BANKCORP INC
filed 1999-05-13
CIK 45729

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

FOR THE QUARTER ENDED MARCH 31, 1999, OR

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

     At May 13, 1999 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters ended March 31, 1999 and 1998.

        Consolidated Statements of Condition as of March 31, 1999, December 31, 1998 and March 31, 1998.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the quarters ended March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

    The above financial statements and financial review, included in the Corporation's 1999 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended March 31, 1999, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May 1999.

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

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                                ------------------------------
                                                                  1999        1998      Change
----------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.........................................    $129,475    $131,128        (1)%
Net interest income (fully taxable equivalent)..............     137,191     138,417        (1)
Provision for loan losses...................................       7,246       5,517        31
Noninterest income..........................................     117,384     109,778         7
Noninterest expenses........................................     172,385     169,596         2
Net income..................................................      49,366      45,399         9
Cash dividends -- common stock..............................      15,000      62,000       (76)
Cash dividends -- preferred stock...........................       4,148       4,148         0
Cash earnings (1)...........................................      53,253      49,351         8
----------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...............       12.99%      11.98%      101bp
Return on average assets....................................        0.88        0.92        (4)
Cash flow return on average common stockholder's equity
  (2).......................................................       17.40       16.57        83
Cash flow return on average assets (3)......................        0.96        1.02        (6)
Tier 1 risk-based capital ratio.............................        8.72        9.17       (45)
Total risk-based capital ratio..............................       11.61       11.94       (33)
Tier 1 leverage ratio.......................................        7.24        7.95       (71)
Allowance for possible loan losses to total loans
  (period-end)..............................................        1.16        1.16         0
----------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income...............................    $ 12,137    $ 10,991        10%
Securities available-for-sale...............................       7,013       5,502        27
Total interest-earning assets...............................      19,535      17,416        12
Total assets................................................      22,729      20,001        14
Deposits....................................................      15,127      13,587        11
Short-term borrowings.......................................       4,926       3,977        24
Common stockholder's equity.................................       1,412       1,397         1
----------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income...............................    $ 12,413    $ 11,503         8%
Allowance for possible loan losses..........................         143         133         8
Securities available-for-sale...............................       7,171       5,721        25
Total assets................................................      22,990      20,125        14
Deposits....................................................      15,006      13,379        12
Common stockholder's equity.................................       1,412       1,385         2
Total stockholder's equity..................................       1,637       1,610         2
----------------------------------------------------------------------------------------------

(1) Cash earnings are defined as net income excluding the impact of amortization of goodwill and other valuation intangibles.

(2) Cash flow return on average common stockholder's equity is calculated as annualized net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(3) Cash flow return on average assets is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had record earnings for the quarter ended March 31, 1999. Net income was $49.4 million for the first quarter of 1999, an increase of 9 percent from the same quarter a year earlier when net income was $45.4 million.

               Comparative results for the quarter were affected by the January 1998 sale of Harris Trust and Savings Bank's ("HTSB") credit card portfolio resulting in a pretax gain of $12.0 million. In addition, in 1998 HTSB recognized a one-time charge for certain process improvements and system conversions, including write-offs of discontinued systems ("reengineering charges"). Excluding the effects of these items, core earnings rose 16 percent quarter to quarter. Total core revenue increased 8 percent.

               For the current quarter, annualized return on average common stockholder's equity (ROE) was 12.99 percent compared to 11.98 percent in first quarter 1998, while the annualized return on average assets was 0.88 percent currently and 0.92 percent in the first quarter a year ago. Cash flow return on average common stockholder's equity (cash flow ROE) was 17.40 percent in the current quarter and
           16.57 percent one year earlier. Record earnings were attributed to continued strong business momentum and revenue growth in corporate, private and community banking.

               Net interest income on a fully taxable equivalent basis was $137.2 million, down slightly from first quarter last year. Net interest margin declined from 3.22 percent in the first quarter last year to 2.85 percent currently, primarily reflecting the impact of the sale of credit card loans in the 1998 quarter and the use of interest-bearing liabilities to fund new business, causing narrower spreads. Average earning assets rose 12 percent to $19.54 billion from $17.42 billion in first quarter 1998, attributable to an increase of $1.15 billion in average loans and $1.50 billion in the investment securities portfolio. Commercial and residential real estate lending were the primary contributors to loan growth.

               First quarter noninterest income of $117.4 million increased 7 percent from the same quarter last year. Excluding the $12.0 million gain on the sale of the credit card portfolio, noninterest revenue rose 20 percent. Trust and investment management fees grew $4.2 million or 12%. Net gains from securities sales were essentially unchanged from last year. Other sources of income, including income on bank owned insurance investments, foreign fees, syndication fees, mortgage loan sales and other fees, increased $14.6 million (excluding the credit card gain).

               First quarter 1999 noninterest expenses of $172.4 million rose $2.8 million or 2 percent from first quarter a year ago. Excluding last year's one-time cost for reengineering charges, total expenses increased 6 percent in first quarter 1999 compared to the year-earlier quarter. Income tax expense declined by 12 percent, reflecting a lower effective tax rate.

               The first quarter 1999 provision for loan losses of $7.2 million was up from $5.5 million in the first quarter of 1998. Net loan charge-offs during the current quarter were $4.4 million compared to $3.3 million in the same period last year.

               Nonperforming assets at March 31, 1999 were $48 million or 0.4 percent of total loans, compared to $21 million or 0.2 percent at December 31, 1998 and $29 million or 0.3 percent a year ago. At March 31, 1999, the allowance for possible loan losses was $143 million, equal to 1.2 percent of loans outstanding, compared to $133 million or 1.2 percent at the end of first quarter 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets of 298 percent at March 31, 1999 declined from 454 percent at March 31, 1998.

--------------------------------------------------------------------------------

               At March 31, 1999, equity capital of Harris Bankcorp amounted to $1.64 billion, up from $1.61 billion one year earlier. The regulatory leverage capital ratio was 7.24 percent for the first quarter of 1999 compared to 7.95 percent in the same quarter of 1998. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies.
           /s/ ALAN G. MCNALLY

           Alan G. McNally                April 30, 1999
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended March 31
                                                                -----------------------
              (in thousands except share data)                      1999           1998
---------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $217,816       $222,796
Money market assets:
  Deposits at banks.........................................         375          6,364
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,489          2,005
Trading account.............................................         940            735
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      92,726         75,831
  State and municipal.......................................       4,224          4,241
  Other.....................................................       1,862            383
                                                                --------       --------
  Total interest income.....................................     320,432        312,355
                                                                --------       --------
INTEREST EXPENSE
Deposits....................................................     121,770        119,246
Short-term borrowings.......................................      43,725         42,877
Senior notes................................................      13,104          9,597
Minority interest -- dividends on preferred stock of
  subsidiary................................................       4,609          2,561
Long-term notes.............................................       7,749          6,946
                                                                --------       --------
  Total interest expense....................................     190,957        181,227
                                                                --------       --------
NET INTEREST INCOME.........................................     129,475        131,128
Provision for loan losses...................................       7,246          5,517
                                                                --------       --------
Net Interest Income after Provision for Loan Losses.........     122,229        125,611
                                                                --------       --------
NONINTEREST INCOME
Trust and investment management fees........................      37,850         33,690
Money market and bond trading...............................       1,877          1,516
Foreign exchange............................................       2,514          1,650
Merchant and charge card fees...............................       6,052          7,218
Service fees and charges....................................      27,611         26,743
Securities gains............................................       7,902          8,031
Gain on sale of charge card portfolio.......................          --         12,000
Bank-owned insurance investments............................       9,826          4,056
Foreign fees................................................       5,590          5,499
Other.......................................................      18,162          9,375
                                                                --------       --------
  Total noninterest income..................................     117,384        109,778
                                                                --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      86,055         77,759
Pension, profit sharing and other employee benefits.........      17,918         14,785
Net occupancy...............................................       9,331         12,398
Equipment...................................................      14,574         12,764
Marketing...................................................       6,229          5,686
Communication and delivery..................................       6,755          6,006
Expert services.............................................       7,467          6,852
Contract programming........................................       3,305          4,610
Other.......................................................      14,627         22,530
                                                                --------       --------
                                                                 166,261        163,390
Goodwill and other valuation intangibles....................       6,124          6,206
                                                                --------       --------
  Total noninterest expenses................................     172,385        169,596
                                                                --------       --------
Income before income taxes..................................      67,228         65,793
Applicable income taxes.....................................      17,862         20,394
                                                                --------       --------
  NET INCOME................................................      49,366         45,399
Dividends on preferred stock................................       4,148          4,148
                                                                --------       --------
Net Income Applicable to Common Stock.......................    $ 45,218       $ 41,251
                                                                ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................    $   6.78       $   6.19
                                                                ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended March 31
                                                                ----------------------
(in thousands)                                                    1999            1998
--------------------------------------------------------------------------------------
NET INCOME..................................................     $49,366      $45,399
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
    Unrealized holding gains/(losses) arising during period,
     net of tax (benefit)/expense of ($26,730) in 1999 and
     $1,805 in 1998.........................................     (40,305)       2,795
    Less reclassification adjustment for realized gains
     included in income statement, net of tax expense of
     $3,074 in 1999 and $3,192 in 1998......................      (4,828)      (4,839)
                                                                 -------      -------
Other comprehensive loss....................................     (45,133)      (2,044)
                                                                 -------      -------
Comprehensive income........................................     $ 4,233      $43,355
                                                                 =======      =======

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                               March 31     December 31    March 31
(in thousands except share data)                                 1999          1998          1998
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,287,494   $ 1,492,270   $ 1,090,811
Money market assets:
  Interest-bearing deposits at banks........................      137,093        98,937       290,929
  Federal funds sold and securities purchased under
    agreement to resell.....................................       87,798       155,709        82,769
Trading account assets......................................       64,411       120,668        45,783
Securities available-for-sale...............................    7,171,078     6,963,654     5,720,835
Loans, net of unearned income...............................   12,412,768    12,228,400    11,502,797
Allowance for possible loan losses..........................     (143,474)     (140,608)     (133,128)
                                                              -----------   -----------   -----------
  Net loans.................................................   12,269,294    12,087,792    11,369,669
Premises and equipment......................................      379,055       369,802       315,452
Customers' liability on acceptances.........................       40,893        30,829        46,688
Bank-owned insurance investments............................      735,128       725,302       447,018
Goodwill and other valuation intangibles....................      264,540       268,203       278,832
Other assets................................................      553,023       484,664       436,606
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $22,989,807   $22,797,830   $20,125,392
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 2,954,090   $ 3,930,920   $ 3,125,485
                           -- interest-bearing..............   10,240,036    10,473,612     8,962,350
Deposits in foreign offices -- noninterest-bearing..........       26,371        69,215        18,701
                          -- interest-bearing...............    1,785,060       849,095     1,272,535
                                                              -----------   -----------   -----------
      Total deposits........................................   15,005,557    15,322,842    13,379,071
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,384,259     3,440,832     3,445,461
Commercial paper outstanding................................      249,914       261,905       305,956
Other short-term borrowings.................................      663,049       168,151         4,764
Senior notes................................................    1,022,000       940,000       468,000
Acceptances outstanding.....................................       40,893        30,829        46,688
Accrued interest, taxes and other expenses..................      171,158       182,097       158,775
Other liabilities...........................................      111,963        95,755        77,296
Minority interest -- preferred stock of subsidiary..........      250,000       250,000       250,000
Long-term notes.............................................      454,445       454,387       379,324
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   21,353,238    21,146,798    18,515,335
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000       180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized, issued and outstanding 45 shares
  ($1,000,000 stated value); 7.875% dividend rate...........       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      494,264       493,812       486,880
Retained earnings...........................................      870,901       840,683       835,403
Accumulated other comprehensive (loss) income...............       (6,936)       38,197         9,434
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,636,569     1,651,032     1,610,057
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $22,989,807   $22,797,830   $20,125,392
                                                              ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended March 31
                                                              --------------------------
                       (in thousands)                               1999            1998
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,651,032      $1,632,515
  Net income................................................      49,366          45,399
  Contributions to capital..................................         452             335
  Dividends -- Series A preferred stock.....................      (3,262)         (3,262)
  Dividends -- Series B preferred stock.....................        (886)           (886)
  Dividends -- common stock.................................     (15,000)        (62,000)
  Other comprehensive loss..................................     (45,133)         (2,044)
                                                              ----------      ----------
BALANCE AT MARCH 31.........................................  $1,636,569      $1,610,057
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended March 31
                                                              --------------------------
                       (in thousands)                               1999            1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $   49,366      $   45,399
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       7,246           5,517
  Depreciation and amortization, including intangibles......      18,469          17,483
  Deferred tax expense......................................       1,746           5,478
  Gain on sales of securities...............................      (7,902)         (8,031)
  Gain on sale of credit card portfolio.....................          --         (12,000)
  Trading account net sales.................................      56,257           7,426
  Net decrease in interest receivable.......................       5,159          18,823
  Net increase in interest payable..........................       9,979          11,813
  Net decrease (increase) in loans held for resale..........      65,982         (64,587)
  Other, net................................................      (9,146)        (19,152)
                                                              ----------      ----------
    Net cash provided by operating activities...............     197,156           8,169
                                                              ----------      ----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................     (38,156)        307,141
  Net decrease (increase) in Federal funds sold and
    securities purchased under agreement to resell..........      67,911          (1,987)
  Proceeds from sales of securities available-for-sale......     388,617         980,181
  Proceeds from maturities of securities
    available-for-sale......................................   2,523,033       4,145,859
  Purchases of securities available-for-sale................  (3,186,109)     (5,612,885)
  Net increase in loans.....................................    (254,730)       (540,628)
  Proceeds from sales of premises and equipment.............          14          16,225
  Purchases of premises and equipment.......................     (21,612)        (30,666)
  Net increase in bank-owned insurance investments..........      (9,826)       (179,556)
  Other, net................................................     (42,975)         23,415
                                                              ----------      ----------
    Net cash used by investing activities...................    (573,833)       (892,901)
                                                              ----------      ----------
FINANCING ACTIVITIES:
  Net decrease in deposits..................................    (317,285)     (1,052,992)
  Net (decrease) increase in Federal funds purchased and
    securities sold under agreement to repurchase...........     (56,573)        993,588
  Net decrease in commercial paper outstanding..............     (11,991)        (45,471)
  Net increase (decrease) in short-term borrowings..........     494,898        (498,556)
  Proceeds from issuance of senior notes....................     847,000       2,448,000
  Repayment of senior notes.................................    (765,000)     (2,080,000)
  Proceeds from the sale of the credit card portfolio.......          --         722,748
  Proceeds from issuance of preferred stock of subsidiary...          --         250,000
  Cash dividends paid on preferred stock....................      (4,148)         (4,148)
  Cash dividends paid on common stock.......................     (15,000)        (62,000)
                                                              ----------      ----------
    Net cash provided by financing activities...............     171,901         671,169
                                                              ----------      ----------
    Net decrease in cash and demand balances due from
     banks..................................................    (204,776)       (213,563)
    Cash and demand balances due from banks at January 1....   1,492,270       1,304,374
                                                              ----------      ----------
    Cash and demand balances due from banks at March 31.....  $1,287,494      $1,090,811
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1998.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the quarter ended March 31, totaled $181.0 million and $169.4 million in 1999 and 1998, respectively. Cash income tax payments over the same periods totaled $12.4 million and $3.9 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.
--------------------------------------------------------------------------------
5. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Corporate and Institutional Financial Services, Chicagoland Banking and Electronic Financial Services. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust services. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network; private banking, which serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning; and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business.
               Other is comprised of a smaller segment, Global Asset Management, and the Corporation's Treasury unit, which serves as the Corporation's investment/funding unit, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

--------------------------------------------------------------------------------

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

                                                          Corporate and
                                                          Institutional                   Electronic
                                                            Financial      Chicagoland     Financial                 Consolidated
                        Quarter Ended March 31              Services           Banking      Services        Other           Total
                 ----------------------------------------------------------------------------------------------------------------
                 1999
                 (in thousands)
                 Net interest income (FTE basis)......      $   45.5        $   71.1      $     15.0    $     5.6    $      137.2
                 Noninterest income...................          27.6            40.5            24.2         25.1           117.4
                 Provision for loan losses............           5.1             2.1              --           --             7.2
                 Noninterest expense..................          32.5            97.4            31.5         11.0           172.4
                                                            --------        --------      ----------    ---------    ------------
                 Income before income taxes...........          35.5            12.1             7.7         19.7            75.0
                 Income taxes.........................          13.4             4.7             3.0          4.5            25.6
                                                            --------        --------      ----------    ---------    ------------
                 Net income...........................      $   22.1        $    7.4      $      4.7    $    15.2    $       49.4
                                                            ========        ========      ==========    =========    ============
                 (in millions)
                 Average Assets.......................      $6,587.8        $9,111.4      $  1,272.4    $ 5,756.9    $   22,728.5
                                                            ========        ========      ==========    =========    ============
                 Average Loans........................      $6,503.7        $7,255.5      $     42.6    $(1,664.6)   $   12,137.2
                                                            ========        ========      ==========    =========    ============
                 Average Deposits.....................      $  439.1        $9,143.1      $  2,409.5    $ 3,135.4    $   15,127.1
                                                            ========        ========      ==========    =========    ============
                 1998
                 (in thousands)
                 Net interest income (FTE basis)......      $   42.7        $   69.0      $     22.1    $     4.6    $      138.4
                 Noninterest income...................          24.1            32.6            35.5(1)      17.6           109.8
                 Provision for loan losses............           3.8             1.9              --         (0.2)            5.5
                 Noninterest expense..................          29.8            89.4            36.3         14.1           169.6
                                                            --------        --------      ----------    ---------    ------------
                 Income before income taxes...........          33.2            10.3            21.3          8.3            73.1
                 Income taxes.........................          12.5             4.5             8.4          2.3            27.7
                                                            --------        --------      ----------    ---------    ------------
                 Net income...........................      $   20.7        $    5.8      $     12.9    $     6.0    $       45.4
                                                            ========        ========      ==========    =========    ============
                 (in millions)
                 Average Assets.......................      $5,884.8        $8,769.0      $  1,380.6    $ 3,966.4    $   20,000.8
                                                            ========        ========      ==========    =========    ============
                 Average Loans........................      $5,717.8        $6,884.0      $     52.1    $(1,662.9)   $   10,991.0
                                                            ========        ========      ==========    =========    ============
                 Average Deposits.....................      $  416.4        $8,584.1      $  2,944.2    $ 1,642.2    $   13,586.9
                                                            ========        ========      ==========    =========    ============

           (1) Includes gain on sale of charge card portfolio. A $12 million gain was reported in January 1998.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
FIRST QUARTER 1999
COMPARED WITH
FIRST QUARTER 1998
--------------------------------------------------------------------------------

SUMMARY The Corporation had first quarter 1999 earnings of $49.4 million, an increase of $4.0 million or 9 percent from first quarter 1998. For the current quarter, annualized return on average common stockholder's equity was 12.99 percent compared to 11.98 percent in the first quarter of 1998. Annualized return on average assets was
           0.88 percent compared to 0.92 percent a year ago. The year ago quarter was affected by the January 1998 sale of Harris Trust and Savings Bank's credit card portfolio resulting in a pretax gain of $12.0 million. In addition, in the first quarter of 1998, the Corporation recognized a one-time charge for certain process improvements and system conversions, including write-offs of discontinued systems. Excluding the effects of these items, core earnings rose 16 percent quarter to quarter. Total core revenue increased 8 percent.
               First quarter net interest income on a fully taxable equivalent basis was $137.2 million, down $1.2 million or 1 percent from $138.4 million in 1998's first quarter. Average earning assets rose 12 percent to $19.54 billion from $17.42 billion in 1998, primarily attributable to an increase of $1.15 billion in average loans and $1.50 billion in the investment securities portfolio. Commercial and residential real estate lending were strong contributors to this growth. Net interest margin declined to 2.85 percent from 3.22 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card loans earlier in the prior year's quarter and the use of interest-bearing liabilities to fund new business, causing narrower spreads.
               The first quarter provision for loan losses of $7.2 million was up $1.7 million from $5.5 million in the first quarter of 1998. Net charge-offs increased from $3.3 million to $4.4 million in the current quarter, primarily reflecting an increase in commercial loan write-offs somewhat offset by a decrease in installment loan write-offs.
               Noninterest income increased $7.6 million or 7 percent to $117.4 million for first quarter 1999 from the same quarter last year. Excluding the gain on the sale of the charge card portfolio of $12.0 million, non-interest income increased by 20 percent. In the current quarter, trust revenue increased $4.2 million and service charge fees rose by $0.9 million compared to first quarter 1998. Foreign exchange income increased $0.9 million and trading income increased $0.4 million. Net gains from securities were $7.9 million in the current quarter and remained virtually unchanged from a year ago. Other sources of income, including income from bank-owned insurance investments, foreign fees, syndication fees, gains on mortgage loan sales and other fees, increased $14.6 million (excluding the credit card gain).
               First quarter 1999 noninterest expenses of $172.4 million rose $2.8 million from first quarter last year. Excluding the one-time reengineering charges, total expenses increased 6 percent in first quarter 1999 compared to the year-earlier quarter. Income tax expense declined by 12 percent, reflecting a lower effective tax rate due primarily to the increase in income from tax-exempt investments.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES
           Net income for Corporate and Institutional Financial Services for the first quarter of 1999 was $22.1 million, up 7 percent from the year ago quarter. Total revenue of $73.1 million represented a growth of 9 percent from $66.9 million in the first quarter of 1998. The growth of $2.8 million or 7 percent, in net interest income was primarily the result of a 14 percent or $786 million increase in loans from $5.72 billion in 1998 to $6.50 billion in 1999, offset somewhat by lower margins. The growth in noninterest income of $3.5 million or 14 percent was largely due to foreign exchange, global finance, corporate trust fees, and other revenue. The increase in the provision for loan losses of $1.3 million is attributable to the growth in the corporate loan portfolio. Noninterest expense increased $2.7 million or 9 percent to $32.5 million from $29.8 million in the 1998 first quarter, primarily in support of business volume growth. Income taxes increased by $0.9 million compared to the year ago quarter, reflecting higher pretax income.

           CHICAGOLAND BANKING
           Net income for Chicagoland Banking in the first quarter of 1999 was $7.4 million, up 27 percent from the first quarter of 1998. Total revenue of $111.6 million represented growth of $10.0 million or 10 percent from $101.6 million in 1998. Net interest income increased by $2.1 million or 3 percent from $69.0 million a year ago, largely generated by loan volume growth. Noninterest income of $40.5 million increased $7.9 million or 24 percent over 1998 levels, primarily due to higher mortgage loan originations in 1999 and increased personal trust and investment management revenue. Noninterest expense increased $8.0 million or 9 percent to $97.4 million from $89.4 million in 1998 first quarter. The increase was primarily due to continuing increased investments in various retail initiatives including expansion of the consumer loan utility and call center in support of increased business volumes; creation of a distinct mortgage loan utility; and expansion of private banking activities in Arizona and Florida.

           ELECTRONIC FINANCIAL SERVICES
           Net income for Electronic Financial Services was $4.7 million in 1999, reflecting a decrease of $8.2 million or 63 percent from $12.9 million a year ago. Comparability between years is impacted by the first quarter 1998 sale of the Corporation's credit card portfolio. Total revenue of $39.1 million decreased by $18.4 million or 32 percent from $57.6 million in 1998. Net interest income fell by $7.1 million or 32 percent from $22.1 million, attributable to the charge card portfolio sale. Noninterest income declined $11.3 million or 32 percent due to the January 1998 gain on the sale of the credit card portfolio amounting to $12 million pre-tax ($7.2 million after-tax). Noninterest expense decreased $4.7 million or 13 percent to $31.5 million from $36.3 million in 1998, primarily due to a reduction in operating expenses related to the credit card sale. Income taxes decreased by $5.4 million during the year, reflecting lower pretax income.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                  Quarter Ended March 31
                                                                  --------------------------------------
                                                                               1999                 1998
             Daily Average Balances (in millions)                 -----------------    -----------------
Average Rates Earned and Paid (fully taxable equivalent basis)    Balances    Rates    Balances    Rates
--------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........................     $   133     1.14%    $   540      4.78%
  Federal funds sold and securities purchased under agreement
    to resell................................................         208     4.86         127      6.40
                                                                  -------              -------
         Total money market assets...........................         341     3.41         667      5.09
Trading account assets.......................................          78     6.61          59      6.51
Securities available-for-sale:
  U.S. Treasury and Federal agency...........................       6,513     6.05       5,147      6.35
  State and municipal........................................         328     7.63         296      8.54
  Other......................................................         138     7.32          35      4.56
                                                                  -------              -------
         Total securities available-for-sale.................       6,979     6.15       5,478      6.46
Loans, net of unearned income................................      12,137     7.27      10,991      7.92
Assets held for sale.........................................          --       --         220     15.33
                                                                  -------              -------
         TOTAL INTEREST-EARNING ASSETS.......................      19,535     6.80      17,415      7.43
                                                                  -------              -------
Cash and demand balances due from banks......................       1,346                1,240
Other assets.................................................       1,848                1,346
                                                                  -------              -------
         Total assets........................................     $22,729              $20,001
                                                                  =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts.........     $ 3,906     3.28     $ 3,166      3.53
Savings deposits and certificates............................       4,477     4.52       4,734      5.03
Other time deposits..........................................       2,055     5.04       1,164      5.62
Foreign office time deposits.................................       1,292     4.62       1,249      5.49
                                                                  -------              -------
         TOTAL INTEREST-BEARING DEPOSITS.....................      11,730     4.21      10,313      4.69
Short-term borrowings........................................       4,926     4.68       3,977      5.35
Minority interest -- dividends on preferred stock of
  subsidiary.................................................         250     7.38         136      7.38
Long-term notes..............................................         454     6.82         379      7.33
                                                                  -------              -------
         TOTAL INTEREST-BEARING LIABILITIES..................      17,360     4.45      14,805      4.96
Noninterest-bearing deposits.................................       3,397                3,274
Other liabilities............................................         335                  300
Stockholder's equity.........................................       1,637                1,622
                                                                  -------              -------
         Total liabilities and stockholder's equity..........     $22,729              $20,001
                                                                  =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)....................................................                 2.85%                 3.22%
                                                                              ====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt interest income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and
4.8 percent, respectively, in 1999 and 1998.
2. AVERAGE RATE ON PORTFOLIO SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                  Quarter Ended March 31
                                                                                 -----------------------
                                        (in thousands)                               1999           1998
                 ---------------------------------------------------------------------------------------
                 Interest income.............................................    $320,432       $312,355
                 Fully taxable equivalent adjustment.........................       7,716          7,289
                                                                                 --------       --------
                     Interest income (fully taxable equivalent basis)........     328,148        319,644
                 Interest expense............................................     190,957        181,227
                                                                                 --------       --------
                 Net interest income (fully taxable equivalent basis)........    $137,191       $138,417
                                                                                 ========       ========
                 Increase (decrease) due to change in:
                     Volume..................................................    $ 15,711       $ 11,291
                     Rate....................................................     (16,937)       (20,228)
                                                                                 --------       --------
                          Total decrease in net interest income..............    $ (1,226)      $ (8,937)
                                                                                 ========       ========

           First quarter net interest income on a fully taxable equivalent basis was $137.2 million, remaining flat from $138.4 million in first quarter 1998. Average earning assets increased 12 percent or $2.12 billion to $19.54 billion from $17.42 billion in 1998. Net interest margin, the other principal determinant of net interest income, declined from 3.22 percent to 2.85 percent in the current quarter.
               Average loans rose $1.15 billion, or 10 percent. Commercial and residential real estate loans increased $408 million and $600 million, respectively. Average portfolio securities were up 27 percent, or $1.50 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets declined $326 million or 49 percent over first quarter 1998 levels.
               Funding for asset growth came primarily from money market accounts, other time deposits and short-term borrowings, which increased by an average of $797 million, $891 million and $949 million, respectively, offset by decreases in interest checking and savings deposits and certificates.
               The Corporation's declining net interest margin principally reflects the impact of the sale of the credit card portfolio in the first quarter of 1998 and the use of interest-bearing liabilities to fund new business, causing narrower spreads.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                                             Quarter Ended March 31
                                                                               ------------------------------------
                 Daily Average Balances (in millions)                                      1999                1998
                 Average Rates Earned and Paid                                 ----------------    ----------------
                 (fully taxable equivalent basis)                              Balances   Rates    Balances   Rates
                 --------------------------------------------------------------------------------------------------
                 Interest-earning assets.....................................  $19,535    6.80%    $17,415    7.43%
                                                                               =======             =======
                 Interest-bearing liabilities................................  $17,361    4.45     $14,805    4.96
                 Noninterest-bearing sources of funds........................    2,174      --       2,610      --
                                                                               -------             -------
                     Total supporting liabilities............................  $19,535    3.95     $17,415    4.21
                                                                               =======             =======
                 Net interest margin (related to average interest-earning
                   assets)...................................................             2.85%               3.22%
                                                                                          ====                ====

--------------------------------------------------------------------------------

                                                                                  Quarter
                                                                              Ended March 31            Increase (Decrease)
   NONINTEREST                                                            -----------------------       --------------------
     Income                       (dollars in thousands)                    1999           1998          Amount          %
                   ---------------------------------------------------------------------------------------------------------
                   Trust and investment management fees.................  $ 37,850       $ 33,690       $ 4,160          12
                   Money market and bond trading........................     1,877          1,516           361          24
                   Foreign exchange.....................................     2,514          1,650           864          52
                   Merchant and charge card fees........................     6,052          7,218        (1,166)        (16)
                   Service fees and charges.............................    27,611         26,743           868           3
                   Portfolio securities gains...........................     7,902          8,031          (129)         (2)
                   Gain on sale of credit card portfolio................        --         12,000       (12,000)       (100)
                   Bank-owned insurance investments.....................     9,826          4,056         5,770         142
                   Foreign fees.........................................     5,590          5,499            91           2
                   Other................................................    18,162          9,375         8,787          94
                                                                          --------       --------       -------
                   Total noninterest income.............................  $117,384       $109,778       $ 7,606           7
                                                                          ========       ========       =======        ====

           Noninterest income for the first quarter was $117.4 million, an increase of $7.6 million or 7 percent from the first quarter of 1998. In the first quarter of 1998, the Corporation realized a gain of $12.0 million on the sale of its credit card portfolio. Excluding the effect of the gain on the sale of the credit card portfolio, noninterest income would have increased $19.6 million or 20 percent. Trust and investment management revenue was $37.9 million, an increase of $4.2 million or 12 percent from the previous year. Income from bank-owned insurance investments increased $5.8 million to $9.8 million in the current quarter. Other income including syndication fees, gains from mortgage sales, and other miscellaneous items, increased $8.8 million or 94 percent over the previous year. Foreign exchange revenue was $2.5 million, up 52 percent from the first quarter of 1998. Net gains reported from securities sales totaled $7.9 million, down slightly from first quarter 1998.

--------------------------------------------------------------------------------

   NONINTEREST
    EXPENSES
                                                                                   Quarter
                                                                               Ended March 31            Increase (Decrease)
   AND INCOME                                                              -----------------------       -------------------
      Taxes                        (dollars in thousands)                    1999           1998          Amount         %
                   ---------------------------------------------------------------------------------------------------------
                   Salaries and other compensation.......................  $ 86,055       $ 77,759       $ 8,296         11
                   Pension, profit sharing and other employee benefits...    17,918         14,785         3,133         21
                   Net occupancy.........................................     9,331         12,398        (3,067)       (25)
                   Equipment.............................................    14,574         12,764         1,810         14
                   Marketing.............................................     6,229          5,686           543         10
                   Communication and delivery............................     6,755          6,006           749         12
                   Expert services.......................................     7,467          6,852           615          9
                   Contract programming..................................     3,305          4,610        (1,305)       (28)
                   Other.................................................    14,627         22,530        (7,903)       (35)
                                                                           --------       --------       -------
                                                                            166,261        163,390         2,871          2
                   Amortization of goodwill and other valuation
                     intangibles.........................................     6,124          6,206           (82)        (1)
                                                                           --------       --------       -------
                   Total noninterest expenses............................  $172,385       $169,596       $ 2,789          2
                                                                           ========       ========       =======
                   Provision for income taxes............................  $ 17,862       $ 20,394       $(2,532)       (12)
                                                                           ========       ========       =======        ===

--------------------------------------------------------------------------------

           Noninterest expenses for the first quarter totaled $172.4 million, an increase of $2.8 million or 2 percent from the first quarter of 1998. In the first quarter of 1998, the Corporation recognized a one-time pretax charge of $8.7 million for certain process improvements and system conversions, including write-offs of discontinued systems. Excluding the effect of the reengineering charges, total expenses increased 6 percent in first quarter 1999 compared to the year-earlier quarter.
               Employment-related expenses totaled $104.0 million, an increase of $11.4 million or 12 percent. Net occupancy expenses totaled $9.3 million, down $3.1 million from the prior year's first quarter due primarily to real estate tax refunds from prior years. Equipment expenses increased $1.8 million or 14 percent over first quarter 1998. Excluding the effect of the reengineering charges, other noninterest expenses decreased $0.9 million or 6 percent from the year-earlier quarter.
               Income tax expense totaled $17.9 million, a decrease of $2.5 million or 12 percent from the $20.4 million recorded in first quarter 1998. Although pretax income increased, the effective tax rate declined from 38 percent to 34 percent primarily due to an increase in income from tax-exempt investments.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at March 31, 1999 was $1.64 billion, compared with $1.65 billion and $1.61 billion at December 31, 1998 and March 31, 1998, respectively. During the preceding twelve months, the Corporation declared common and preferred dividends of $134.5 million and $16.6 million, respectively. 1998 common dividends included special dividends of $125 million related to the sale of HTSB's credit card portfolio.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.72 percent and
           11.61 percent, respectively, at March 31, 1999. HTSB's Tier 1 and total risk-based capital ratios were 8.59 percent and 10.77 percent, respectively, at March 31, 1999.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent to 5 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.24 percent and
           7.45 percent, respectively, for the first quarter of 1999.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before March 31, 1999, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are

--------------------------------------------------------------------------------

           deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 1999, the Corporation's intangible assets totaled $265 million, including approximately $250 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.18 percent and 7.38 percent, respectively, for the first quarter of 1999.
               The following is a summary of the Corporation's capital ratios:

                                                                              March 31     December 31    March 31
                 (dollars in thousands)                                         1999          1998          1998
                 ---------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $22,989,807   $22,797,830   $20,125,392
                                                                             ===========   ===========   ===========
                 Average assets (quarter)..................................  $22,728,797   $22,265,475   $20,000,660
                                                                             ===========   ===========   ===========
                 Risk-based on-balance sheet assets........................  $14,172,526   $14,077,289   $13,026,949
                                                                             ===========   ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,745,127   $ 4,559,231   $ 4,320,318
                                                                             ===========   ===========   ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................  $18,661,092   $18,374,480   $17,071,320
                                                                             ===========   ===========   ===========
                 Tier 1 capital............................................  $ 1,628,067   $ 1,591,846   $ 1,565,893
                                                                             ===========   ===========   ===========
                 Supplementary capital.....................................  $   538,252   $   535,363   $   472,722
                                                                             ===========   ===========   ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................  $ 2,165,712   $ 2,126,585   $ 2,037,970
                                                                             ===========   ===========   ===========
                 Tier 1 leverage ratio.....................................         7.24%         7.26%         7.95%
                 Risk-based capital ratios
                   Tier 1..................................................         8.72%         8.66%         9.17%
                   Total...................................................        11.61%        11.57%        11.94%

--------------------------------------------------------------------------------

NONPERFORMING                                                                   March 31    December 31    March 31
Assets            (dollars in thousands)                                            1999           1998        1998
                  -------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $45,837       $18,695      $26,557
                  Restructured loans..........................................    1,521         1,523        1,229
                                                                                -------       -------      -------
                  Total nonperforming loans...................................   47,358        20,218       27,786
                  Other assets received in satisfaction of debt...............      753           559        1,564
                                                                                -------       -------      -------
                  Total nonperforming assets..................................  $48,111       $20,777      $29,350
                                                                                =======       =======      =======
                  Nonperforming loans to total loans (end of period)..........      .38%          .17%         .24%
                  Nonperforming assets to total loans (end of period).........      .39%          .17%         .26%
                                                                                =======       =======      =======
                  90-day past due loans still accruing interest...............  $29,951       $21,964      $17,631
                                                                                =======       =======      =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at March 31, 1999 totaled $48 million, or
           0.39 percent of total loans, up from $21 million or 0.17 percent of total loans at December 31, 1998 and up from $29 million or 0.26 percent of total loans a year ago.
               Interest shortfall for the quarter ended March 31, 1999 was $0.8 million compared to $0.6 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off.

--------------------------------------------------------------------------------

           Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                          Impaired Loans         Impaired Loans
                                                                      For Which There Is     For Which There Is    Total Impaired
                                   (in thousands)                      Related Allowance   No Related Allowance             Loans
                 ----------------------------------------------------------------------------------------------------------------
                 March 31, 1999
                 Balance............................................       $36,018               $ 9,819              $45,837
                 Related allowance..................................        12,203                    --               12,203
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $23,815               $ 9,819              $33,634
                                                                           =======               =======              =======
                 December 31, 1998
                 Balance............................................       $13,542               $ 5,153              $18,695
                 Related allowance..................................         2,661                    --                2,661
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $10,881               $ 5,153              $16,034
                                                                           =======               =======              =======
                 March 31, 1998
                 Balance............................................       $10,447               $16,110              $26,557
                 Related allowance..................................         4,632                    --                4,632
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 5,815               $16,110              $21,925
                                                                           =======               =======              =======

                                                                                  Quarter Ended March 31
                                                                                 -----------------------
                                    (dollars in thousands)                           1999           1998
                 ---------------------------------------------------------------------------------------
                 Average impaired loans......................................    $30,621        $24,337
                                                                                 =======        =======
                 Total interest income on impaired loans.....................    $    53        $    26
                                                                                 =======        =======
                 Interest income on impaired loans recorded on a cash
                   basis.....................................................    $    53        $    26
                                                                                 =======        =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                                   Quarter Ended March 31
                                                                                -------------------------
Loan Losses       (in thousands)                                                    1999             1998
                  ---------------------------------------------------------------------------------------
                  Balance, beginning of period................................  $140,608         $130,876
                                                                                --------         --------
                  Charge-offs.................................................   (5,602)          (4,991)
                  Recoveries..................................................     1,223            1,726
                                                                                --------         --------
                  Net charge-offs.............................................   (4,379)          (3,265)
                  Provision charged to operations.............................     7,245            5,517
                                                                                --------         --------
                  Balance at March 31.........................................  $143,474         $133,128
                                                                                ========         ========
                  Net charge-offs as a percentage of provision charged to
                    operations................................................        60%              59%
                  Allowance for possible loan losses to nonperforming loans
                    (period-end)..............................................       303              479
                  Allowance for possible loan losses to nonperforming assets
                    (period-end)..............................................       298              454
                  Allowance for possible loan losses to total loans
                    outstanding (period-end)..................................      1.16             1.16

           The Corporation's provision for loan losses for the current quarter was $7.2 million, up 31 percent from $5.5 million in last year's first quarter. Net charge-offs also increased from $3.3 million to $4.4 million for the current quarter. The increase in 1999 first quarter net charge-offs primarily reflects an increase in commercial loan write-offs. For the first quarter of 1999, net charge-offs related to commercial and installment loans were $3.5 million and $1.2 million, respectively, compared to $1.7 million and $1.6 million, respectively, for the first quarter of 1998.

--------------------------------------------------------------------------------

           At March 31, 1999, the allowance for possible loan losses was $143 million, equal to 1.16 percent of total loans outstanding, compared to $133 million or 1.16 percent of total loans one year ago. The allowance as a percentage of nonperforming loans decreased from 479 percent at March 31, 1998, to 303 percent at March 31, 1999.
--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 38 percent of the Corporation's total assets and amounted to $8.75 billion at March 31, 1999. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1999 or 1998.
               Total core deposits were $11.74 billion or 58 percent of total non-equity funding at March 31, 1999 compared to $11.12 billion or 63 percent of total non-equity funding at March 31, 1998. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 5 percent quarter-to-quarter, reflecting increases in domestic and foreign demand deposits and money market accounts. Total wholesale deposits and short-term borrowings increased from $6.48 billion or 37 percent of total non-equity funding at March 31, 1998 to $8.58 billion or 42 percent of total non-equity funding at March 31, 1999. Total deposits averaged $15.13 billion in the first quarter of 1999, an increase of $1.54 billion compared to the same quarter last year.
               Average money market assets in the first quarter of 1999 decreased $326 million or 49 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 1999 compared to 4 percent a year ago. Average money market liabilities increased 19 percent to $3.89 billion this quarter from $3.28 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 1999, $1.02 billion of short-term notes were outstanding compared to $468 million at March 31, 1998.
--------------------------------------------------------------------------------
FORWARD-
LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not

--------------------------------------------------------------------------------

           limited to, changes in: interest rates, general economic conditions, the year 2000 issue, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.
--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1998, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1998.
--------------------------------------------------------------------------------

YEAR 2000  A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and other systems can accommodate the date value for the year 2000. The year 2000 issue is pervasive, as almost all date-sensitive systems will be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability.
               The Corporation and its parent company, Bank of Montreal, have undertaken an enterprise-wide initiative to address the year 2000 issue and have developed a comprehensive plan to prepare, as appropriate, the Corporation's computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that the Corporation interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Corporation. In addition, the Corporation is assessing the readiness of companies that have borrowed from or are counterparties of the Corporation's subsidiaries to ensure that incremental year 2000-related credit risks are addressed as part of the Corporation's existing credit risk management framework. The Corporation's objective is to ensure that all aspects of the year 2000 issue affecting the Corporation, will be fully resolved in time. However, it is not possible to be certain that all aspects of the year 2000 issue that may affect the Corporation, particularly those related to the effects of third parties with whom the corporation conducts business, will be addressed in their entirety. The Corporation maintains contingency plans for systems and business processes to protect the Corporation against unplanned events that would prevent normal operations. The Corporation has examined these plans to identify any enhancements necessary to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. Testing of contingency plans relevant to the year 2000 effort will continue throughout the year.
               Emfisys, the Corporation's operations group, acting in support of all of the operating segments, has overall responsibility for converting systems to accommodate the calendar change. Each of the Corporation's lines of business is responsible for remediation of the assets used to conduct its operations and provide services or products to its clients, while attempting to ensure that both the technical and the business risks imposed by the year 2000 issue are addressed. A governance structure has been established to deal with this issue, which includes a Year 2000 Project Office and regular monitoring of progress by the Corporation's Management Committee, Risk Management Committee, Year 2000 Steering Committees and the Board of Directors.
               The process for year 2000 compliance is following four major steps: inventory, impact assessment and plan, implementation and integration testing. The implementation step includes verification, conversion and replacement or retirement of the asset. If an asset is not retired, it is tested and verified, and only once it is verified does it progress to the integration testing step. Integration testing is to confirm that the business functions work accurately and without disruption under year 2000-specific dates, with all applications functioning correctly with interfaces and infrastructure. As of December 31, 1998, the Corporation had substantially completed the implementation step for systems deemed critical. The implementation step for non-critical business assets and the integration testing of critical systems is planned to be completed by June 30, 1999. The Corporation expects that the principal costs will be those associated with the remediation and

--------------------------------------------------------------------------------

           testing of computer applications. A major portion of these costs will be met from existing resources, through a reprioritization of technology development initiatives, with the remainder representing incremental costs. As a result, the Corporation's management does not anticipate significant cost savings to occur after the year 2000 issue is satisfactorily remedied. In total, the Corporation expects the cost of solving the year 2000 issue to be approximately $57.6 million, including $10.7 million of capital costs, as follows:

                  Estimated spending for Year 2000 system changes for
                    mainframe and centrally supported client server
                    applications over 5 years (1996 to 2000)..................  $30.0 million
                  Estimated business unit costs, including end-user developed applications, and embedded systems, e.g., elevators,
                    security access systems, etc..............................   16.9 million
                  Estimated capital costs for central information technology
                    and business units........................................   10.7 million
                                                                                -------------
                  Total estimated spending....................................  $57.6 million
                                                                                -------------
                                                                                -------------

               The total costs of the Corporation's year 2000 program from inception through March 31, 1999 was $38.8 million of which $9.6 million was capitalized.

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

HARRIS BANKCORP, INC.
BOARD OF DIRECTORS

Alan G. McNally
Chairman of the Board and
Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Pastora San Juan Cafferty
Professor
University of Chicago
School of Social Service Administration

F. Anthony Comper
President and
Chief Executive Officer
Bank of Montreal

Susan T. Congalton
Managing Director
Lupine L.L.C.

Wilbur H. Gantz
Chairman of the Board and
Chief Executive Officer
PathoGenesis Corporation

James J. Glasser
Chairman Emeritus
GATX Corporation

Dr. Leo M. Henikoff
President and
Chief Executive Officer
Rush-Presbyterian-St. Luke's Medical Center

Richard M. Jaffee
Chairman
Oil-Dri Corporation of America

Charles H. Shaw
Chairman
The Charles H. Shaw Company

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

HARRIS BUILDING SERVICES CORPORATION
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

                        EXHIBIT A--HARRIS BANKCORP, INC.
                           1999 FIRST QUARTER REPORT
                                 MARCH 31, 1999