Form 10-Q
period 1999-06-30
HARRIS BANKCORP INC
filed 1999-08-12
CIK 45729

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

FOR THE QUARTER ENDED JUNE 30, 1999, OR

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

     At August 12, 1999 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 1999 and 1998.

        Consolidated Statements of Condition as of June 30, 1999, December 31, 1998 and June 30, 1998.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

    The above financial statements and financial review, included in the Corporation's 1999 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 1999, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1999.

                          /s/
------------------------------------------------
Pierre O. Greffe
Chief Financial Officer
                          /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

                        EXHIBIT A--HARRIS BANKCORP, INC.
                           1999 SECOND QUARTER REPORT
                                 JUNE 30, 1999

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                         Quarter Ended June 30                 Six Months Ended June 30
                                                     ------------------------------         ------------------------------
                                                       1999        1998      Change           1999        1998      Change
--------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income..............................    $133,387    $124,074         8%        $262,863    $255,200         3%
Net interest income (fully taxable equivalent)...     141,241     131,546         7          278,432     269,963         3
Provision for loan losses........................       6,362       7,244       (12)          13,607      12,761         7
Noninterest income...............................     118,344     108,904         9          235,727     218,683         8
Noninterest expenses.............................     177,891     163,609         9          350,277     333,204         5
Net income.......................................      50,580      45,433        11           99,946      90,832        10
Dividends -- common stock........................      18,000      14,500        24           33,000      76,500       (57)
Dividends -- preferred stock.....................       4,148       4,148        --            8,297       8,297        --
Cash earnings(1).................................      54,537      49,205        11          107,789      98,556         9
--------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity....       13.38%      11.87%      151bp          13.19%      11.93%      126bp
Return on average assets.........................        0.87        0.87        --             0.87        0.89        (2)
Cash flow return on average common stockholder's
  equity(2)......................................       17.89       16.16       173            17.64       16.36       128
Cash flow return on average assets(3)............        0.95        0.95        --             0.95        0.98        (3)
Tier 1 risk-based capital ratio..................        8.85        8.98       (13)
Total risk-based capital ratio...................       11.60       11.54         6
Tier 1 leverage ratio............................        7.14        7.72       (58)
Allowance for possible loan losses to total loans
  (period-end)...................................        1.14        1.13         1
--------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income....................    $ 12,447    $ 11,747         6%        $ 12,293    $ 11,375         8%
Securities available-for-sale....................       7,372       5,940        24            7,194       5,722        26
Money market assets..............................         361         394        (8)             351         529       (34)
Total interest-earning assets....................      20,312      18,129        12           19,925      17,774        12
Total assets.....................................      23,388      20,976        11           23,060      20,491        13
Deposits.........................................      15,114      14,063         7           15,120      13,826         9
Short-term borrowings............................       5,633       4,359        29            5,282       4,169        27
Common stockholder's equity......................       1,392       1,395        --            1,402       1,396        --
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income....................    $ 12,628    $ 12,035         5%
Allowance for possible loan losses...............         144         135         7
Securities available-for-sale....................       7,361       6,068        21
Total assets.....................................      23,553      21,905         8
Deposits.........................................      15,674      14,832         6
Common stockholder's equity......................       1,349       1,420        (5)
Total stockholder's equity.......................       1,574       1,645        (4)
--------------------------------------------------------------------------------------------------------------------------

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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

               Harris Bankcorp had record earnings for the quarter ended June 30, 1999. Net income was $50.6 million, an increase of 11 percent from the same quarter a year ago when earnings were $45.4 million. Cash flow ROE was 17.89 percent in the current quarter compared to
           16.16 percent one year earlier.

               Net interest income on a fully taxable equivalent basis was $141.2 million, up 7 percent from second quarter last year. Average earning assets rose 12 percent to $20.31 billion from $18.13 billion in second quarter 1998, attributable to an increase of $700 million in average loans and $1.51 billion in the investment securities portfolio. Commercial loans and residential mortgages were the primary contributors to loan growth. Net interest margin declined from 2.91 percent in the year-ago quarter to 2.79 percent currently, reflecting continued growth in new business and the relatively higher cost of additional supporting funds.

               Second quarter noninterest income of $118.3 million increased 9 percent from the same quarter last year. Trust and investment management fees increased $1.4 million or 4 percent, while merchant and charge card fees rose $1.7 million. Other sources of income, which includes tax-advantaged investments, syndication fees, mortgage loan sales and other fees, increased $4.8 million. Net gains from investment securities sales rose $2.1 million but were essentially offset by a $2.2 million decline in bond trading profits.

               Second quarter 1999 noninterest expenses of $177.9 million rose $14.3 million or 9 percent from second quarter a year ago, reflecting expenditures related to preparing systems for year 2000. Pretax income rose $5.4 million. The effective tax rate declined and income tax expense increased slightly.

               The second quarter 1999 provision for loan losses of $6.4 million declined from $7.2 million in the second quarter of 1998. Net loan charge-offs during the current quarter were $6.3 million compared to $4.9 million in the same period last year. Nonperforming assets at June 30, 1999 were $38 million or 0.30 percent of total loans, compared to $48 million or 0.39 percent at March 31, 1999, and $29 million or 0.24 percent a year ago. At June 30, 1999, the allowance for possible loan losses was $144 million, equal to 1.14 percent of loans outstanding, compared to $135 million or 1.13 percent at the end of the second quarter 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 382 percent at June 30, 1999 compared to 462 percent at June 30, 1998.

               At June 30, 1999, equity capital of Harris Bankcorp amounted to $1.57 billion, compared to $1.65 million one year earlier. The regulatory leverage capital ratio was 7.14 percent for the second quarter of 1999 compared to 7.72 percent in the same quarter of 1998. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's June 30, 1999 Tier 1 and total risk-based capital ratios were 8.85 percent and
           11.60 percent compared to respective ratios of 8.98 percent and 11.54 percent at June 30, 1998.

               Harris Bankcorp's net income for the six months ended June 30, 1999, was $99.9 million, up 10 percent from $90.8 million a year earlier. Prior year results were affected by the January 1998 sale of Harris Trust and Savings Bank's ("HTSB") credit card portfolio resulting in a pretax gain of $12.0 million. Also, in first quarter 1998, Harris Bankcorp recognized a one-time charge for certain process improvements and system conversions, including write-offs of discontinued systems. Excluding the aforementioned items, core earnings rose 15 percent.

               Net interest income on a fully taxable equivalent basis increased 3 percent or $8.5 million, reflecting earning asset growth of 12 percent. Net margin declined to 2.82 percent currently from 3.06 percent in the six months ended June 30, 1998. Average loans increased $918 million or 8 percent.

               Noninterest income increased $17.0 million, or 8 percent year-to-year, primarily due to strong growth in trust and investment management income, income from tax-advantaged investments, service charge fees,

--------------------------------------------------------------------------------

           and investment securities gains. A $12.0 million gain from the sale of the credit card portfolio was recognized in 1998. Excluding that gain, noninterest income increased 14 percent from the prior year's six-month period.

               The provision for loan losses increased by $0.8 million or 7 percent to $13.6 million in the first six months of 1999. Net charge-offs rose from $8.2 million in 1998 to $10.6 million currently. Noninterest expense rose $17.1 million or 5 percent year-to-year. Excluding the one-time reengineering charge in 1998, core expense growth was 8 percent.

               Cash flow ROE for the first six months of 1999 was 17.64 percent compared to 16.36 percent for the period ended June 30, 1998.
           /s/ ALAN G. MCNALLY

           Alan G. McNally                July 30, 1999
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended June 30    Six Months Ended June 30
                                                                ----------------------    ------------------------
              (in thousands except share data)                       1999         1998         1999           1998
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $222,680     $227,424     $440,496       $450,221
Money market assets:
  Deposits at banks.........................................         582        1,850          957          8,214
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,614        2,023        5,103          4,027
Trading account.............................................         926          806        1,866          1,540
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      97,940       83,298      190,665        159,129
  State and municipal.......................................       4,225        4,058        8,450          8,299
  Other.....................................................       1,954          485        3,817            868
                                                                --------     --------     --------       --------
  Total interest income.....................................     330,921      319,944      651,354        632,298
                                                                --------     --------     --------       --------
INTEREST EXPENSE
Deposits....................................................     118,982      125,599      240,752        244,845
Short-term borrowings.......................................      49,830       44,836       93,554         87,714
Senior notes................................................      16,385       13,910       29,489         23,507
Minority interest -- dividends on preferred stock of
  subsidiary................................................       4,609        4,609        9,219          7,170
Long-term notes.............................................       7,728        6,916       15,477         13,862
                                                                --------     --------     --------       --------
  Total interest expense....................................     197,534      195,870      388,491        377,098
                                                                --------     --------     --------       --------
NET INTEREST INCOME.........................................     133,387      124,074      262,863        255,200
Provision for loan losses...................................       6,362        7,244       13,607         12,761
                                                                --------     --------     --------       --------
Net Interest Income after Provision for Loan Losses.........     127,025      116,830      249,256        242,439
                                                                --------     --------     --------       --------
NONINTEREST INCOME
Trust and investment management fees........................      37,464       36,019       75,314         69,709
Money market and bond trading...............................       1,095        3,247        2,972          4,762
Foreign exchange............................................       1,800        1,650        4,314          3,300
Merchant and charge card fees...............................       8,115        6,382       14,166         13,600
Service fees and charges....................................      28,457       27,158       56,068         53,902
Securities gains............................................       6,089        3,945       13,991         11,977
Gain on sale of charge card portfolio.......................          --           --           --         12,000
Bank-owned insurance investments............................      10,699        8,292       20,525         12,347
Foreign fees................................................       4,427        4,651       10,017         10,150
Other.......................................................      20,198       17,560       38,360         26,936
                                                                --------     --------     --------       --------
  Total noninterest income..................................     118,344      108,904      235,727        218,683
                                                                --------     --------     --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      87,385       81,920      173,440        159,679
Pension, profit sharing and other employee benefits.........      18,477       15,204       36,395         29,989
Net occupancy...............................................      12,869       13,263       22,200         25,660
Equipment...................................................      15,343       13,076       29,918         25,839
Marketing...................................................       6,774        6,909       13,003         12,595
Communication and delivery..................................       6,073        5,110       12,829         11,116
Expert services.............................................       8,980        6,893       16,446         13,745
Contract programming........................................       2,153        6,196        5,458         10,806
Other.......................................................      13,596        9,176       28,222         31,707
                                                                --------     --------     --------       --------
                                                                 171,650      157,747      337,911        321,136
Goodwill and other valuation intangibles....................       6,241        5,862       12,366         12,068
                                                                --------     --------     --------       --------
  Total noninterest expenses................................     177,891      163,609      350,277        333,204
                                                                --------     --------     --------       --------
Income before income taxes..................................      67,478       62,125      134,706        127,918
Applicable income taxes.....................................      16,898       16,692       34,760         37,086
                                                                --------     --------     --------       --------
  NET INCOME................................................      50,580       45,433       99,946         90,832
Dividends on preferred stock................................       4,148        4,148        8,297          8,297
                                                                --------     --------     --------       --------
Net Income Applicable to Common Stock.......................    $ 46,432     $ 41,285     $ 91,649       $ 82,535
                                                                ========     ========     ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................    $   6.96     $   6.19     $  13.75       $  12.38
                                                                ========     ========     ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended June 30       Six Months Ended June 30
                                                                ---------------------      -------------------------
(in thousands)                                                    1999           1998         1999              1998
--------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $ 50,580      $45,433       $ 99,946        $90,832
Other comprehensive income:
  Unrealized gains (losses) on available-for-sale
    securities:
    Unrealized holding gains/(losses) arising during period,
      net of tax (benefit)/expense for the quarter of
      ($58,419) in 1999 and $6,935 in 1998 and net of tax
      (benefit)/expense for the year-to-date period of
      ($85,149) in 1999 and $8,749 in 1998..................     (88,643)      10,436       (128,948)        13,231
    Less reclassification adjustment for realized gains
      included in income statement, net of tax expense for
      the quarter of $2,369 in 1999 and $1,568 in 1998 and
      net of tax expense for the year-to-date period of
      $5,443 in 1999 and $4,761 in 1998.....................      (3,720)      (2,377)        (8,548)        (7,216)
                                                                --------      -------       --------        -------
Other comprehensive (loss) income...........................     (92,363)       8,059       (137,496)         6,015
                                                                --------      -------       --------        -------
Comprehensive (loss) income.................................    $(41,783)     $53,492       $(37,550)       $96,847
                                                                ========      =======       ========        =======

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                June 30     December 31     June 30
(in thousands except share data)                                 1999          1998          1998
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,290,227   $ 1,492,270   $ 1,473,705
Money market assets:
  Interest-bearing deposits at banks........................      159,217        98,937       303,582
  Federal funds sold and securities purchased under
    agreement to resell.....................................      169,011       155,709       202,664
Trading account assets......................................       86,712       120,668       109,350
Securities available-for-sale...............................    7,361,213     6,963,654     6,067,652
Loans, net of unearned income...............................   12,628,345    12,228,400    12,035,379
Allowance for possible loan losses..........................     (143,575)     (140,608)     (135,433)
                                                              -----------   -----------   -----------
  Net loans.................................................   12,484,770    12,087,792    11,899,946
Premises and equipment......................................      389,476       369,802       326,692
Customers' liability on acceptances.........................       45,488        30,829        39,065
Bank-owned insurance investments............................      744,670       725,302       705,310
Goodwill and other valuation intangibles....................      259,132       268,203       274,445
Other assets................................................      563,418       484,664       503,062
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $23,553,334   $22,797,830   $21,905,473
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 3,312,394   $ 3,930,920   $ 3,550,547
                           -- interest-bearing..............   10,434,724    10,473,612     9,800,454
Deposits in foreign offices -- noninterest-bearing..........       25,877        69,215        27,188
                          -- interest-bearing...............    1,901,274       849,095     1,453,459
                                                              -----------   -----------   -----------
      Total deposits........................................   15,674,269    15,322,842    14,831,648
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,403,680     3,440,832     3,124,375
Commercial paper outstanding................................      294,208       261,905       350,070
Other short-term borrowings.................................      255,761       168,151       151,290
Senior notes................................................    1,385,500       940,000       868,000
Acceptances outstanding.....................................       45,533        30,829        39,065
Accrued interest, taxes and other expenses..................      166,274       182,097       156,259
Other liabilities...........................................       50,076        95,755       110,167
Minority interest -- preferred stock of subsidiary..........      250,000       250,000       250,000
Long-term notes.............................................      454,503       454,387       379,370
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   21,979,804    21,146,798    20,260,244
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000       180,000       180,000
Series B Non-voting, Callable, Perpetual Preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      495,157       493,812       487,209
Retained earnings...........................................      899,332       840,683       862,187
Accumulated other comprehensive (loss) income...............      (99,299)       38,197        17,493
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,573,530     1,651,032     1,645,229
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $23,553,334   $22,797,830   $21,905,473
                                                              ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                               1999            1998
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,651,032      $1,632,515
  Net income................................................      99,946          90,832
  Contributions to capital..................................       1,345             664
  Dividends -- Series A preferred stock.....................      (6,525)         (6,525)
  Dividends -- Series B preferred stock.....................      (1,772)         (1,772)
  Dividends -- common stock.................................     (33,000)        (76,500)
  Other comprehensive (loss) income.........................    (137,496)          6,015
                                                              ----------      ----------
BALANCE AT JUNE 30..........................................  $1,573,530      $1,645,229
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                Six Months Ended June 30
                                                              --------------------------
                       (in thousands)                               1999            1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $   99,946      $   90,832
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................      13,607          12,761
  Depreciation and amortization, including intangibles......      37,050          34,233
  Deferred tax expense (benefit)............................       2,836          (2,865)
  Gain on sales of securities...............................     (13,991)        (11,977)
  Gain on sale of credit card portfolio.....................          --         (12,000)
  Trading account net sales (purchases).....................      33,956         (56,141)
  Net (increase) decrease in interest receivable............      (3,943)          5,721
  Net increase in interest payable..........................       4,725           8,440
  Net decrease (increase) in loans held for resale..........     134,538         (98,910)
  Other, net................................................     (30,778)          1,592
                                                              ----------      ----------
    Net cash provided (used) by operating activities........     277,946         (28,314)
                                                              ----------      ----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................     (60,280)        294,488
  Net increase in Federal funds sold and securities
    purchased under agreement to resell.....................     (13,302)       (121,882)
  Proceeds from sales of securities available-for-sale......     664,355       1,289,659
  Proceeds from maturities of securities
    available-for-sale......................................   5,992,553       6,404,473
  Purchases of securities available-for-sale................  (7,268,564)     (8,510,422)
  Net increase in loans.....................................    (545,122)     (1,043,826)
  Proceeds from sales of premises and equipment.............          27          30,843
  Purchases of premises and equipment.......................     (44,386)        (67,345)
  Net increase in bank-owned insurance investments..........     (19,367)       (437,847)
  Other, net................................................     (24,293)        (15,147)
                                                              ----------      ----------
    Net cash used by investing activities...................  (1,318,379)     (2,177,006)
                                                              ----------      ----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................     351,427         399,585
  Net (decrease) increase in Federal funds purchased and
    securities sold under agreement to repurchase...........     (37,153)        672,502
  Net increase (decrease) in commercial paper outstanding...      32,303          (1,357)
  Net increase (decrease) in short-term borrowings..........      87,610        (352,030)
  Proceeds from issuance of senior notes....................   3,246,000       4,960,000
  Repayment of senior notes.................................  (2,800,500)     (4,192,000)
  Proceeds from the sale of the credit card portfolio.......          --         722,748
  Proceeds from issuance of preferred stock of subsidiary...          --         250,000
  Cash dividends paid on preferred stock....................      (8,297)         (8,297)
  Cash dividends paid on common stock.......................     (33,000)        (76,500)
                                                              ----------      ----------
    Net cash provided by financing activities...............     838,390       2,374,651
                                                              ----------      ----------
    Net (decrease) increase in cash and demand balances due
     from banks.............................................    (202,043)        169,331
    Cash and demand balances due from banks at January 1....   1,492,270       1,304,374
                                                              ----------      ----------
    Cash and demand balances due from banks at June 30......  $1,290,227      $1,473,705
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1998.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30 totaled $383.8 million and $368.7 million in 1999 and 1998, respectively. Cash income tax payments over the same periods totaled $49.4 million and $32.5 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Corporation is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.
--------------------------------------------------------------------------------
5. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Corporate and Institutional Financial Services, Chicagoland Banking and Electronic Financial Services. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust services. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network; private banking, which serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning; and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business.

--------------------------------------------------------------------------------

               The remaining reporting unit is comprised of a smaller segment, Global Asset Management, and the Corporation's Treasury unit, which serves as the Corporation's investment/funding unit, as well as inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE basis income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                          Corporate and
                                                          Institutional                   Electronic
                                                            Financial      Chicagoland     Financial                 Consolidated
                         Quarter Ended June 30              Services           Banking      Services        Other           Total
                 ----------------------------------------------------------------------------------------------------------------
                 1999
                 (in thousands)
                 Net interest income (FTE basis)......      $   47.9        $   74.3      $     15.5    $     3.5    $      141.2
                 Noninterest income...................          28.4            43.1            25.9         21.0           118.4
                 Provision for loan losses............           5.1             1.3              --           --             6.4
                 Noninterest expense..................          33.3            98.1            31.0         15.5           177.9
                                                            --------        --------      ----------    ---------    ------------
                 Income before income taxes...........          37.9            18.0            10.4          9.0            75.3
                 Income taxes.........................          15.5             6.9             3.9         (1.6)           24.7
                                                            --------        --------      ----------    ---------    ------------
                 Net income...........................      $   22.4        $   11.1      $      6.5    $    10.6    $       50.6
                                                            ========        ========      ==========    =========    ============
                 (in millions)
                 Average Assets.......................      $6,900.5        $9,118.4      $  1,219.8    $ 6,148.9    $   23,387.6
                                                            ========        ========      ==========    =========    ============
                 Average Loans........................      $6,833.4        $7,235.2      $     38.4    $(1,660.0)   $   12,447.0
                                                            ========        ========      ==========    =========    ============
                 Average Deposits.....................      $  407.7        $9,281.9      $  2,296.6    $ 3,127.3    $   15,113.5
                                                            ========        ========      ==========    =========    ============
                 1998
                 (in thousands)
                 Net interest income (FTE basis)......      $   43.4        $   72.7      $     15.9    $    (0.5)   $      131.5
                 Noninterest income...................          23.8            38.5            24.2         22.4           108.9
                 Provision for loan losses............           5.5             1.4              --          0.3             7.2
                 Noninterest expense..................          25.5            96.9            27.4         13.8           163.6
                                                            --------        --------      ----------    ---------    ------------
                 Income before income taxes...........          36.2            12.9            12.7          7.8            69.6
                 Income taxes.........................          13.7             4.4             5.0          1.1            24.2
                                                            --------        --------      ----------    ---------    ------------
                 Net income...........................      $   22.5        $    8.5      $      7.7    $     6.7    $       45.4
                                                            ========        ========      ==========    =========    ============
                 (in millions)
                 Average Assets.......................      $6,449.9        $9,028.9      $  1,138.8    $ 4,358.5    $   20,976.1
                                                            ========        ========      ==========    =========    ============
                 Average Loans........................      $6,259.7        $7,207.1      $     50.7    $(1,770.6)   $   11,746.9
                                                            ========        ========      ==========    =========    ============
                 Average Deposits.....................      $  420.7        $8,817.3      $  2,888.9    $ 1,936.2    $   14,063.1
                                                            ========        ========      ==========    =========    ============

--------------------------------------------------------------------------------

                                                          Corporate and
                                                          Institutional                   Electronic
                                                              Financial    Chicagoland     Financial                 Consolidated
                       Six Months Ended June 30                Services        Banking      Services        Other           Total
                 ----------------------------------------------------------------------------------------------------------------
                 1999
                 (in thousands)
                 Net interest income (FTE basis)......      $   93.4        $  145.3      $     30.5    $     9.2    $      278.4
                 Noninterest income...................          56.0            83.7            50.3         45.7           235.7
                 Provision for loan losses............          10.2             3.4              --           --            13.6
                 Noninterest expense..................          65.8           195.5            62.5         26.5           350.3
                                                            --------        --------      ----------    ---------    ------------
                 Income before income taxes...........          73.4            30.1            18.3         28.4           150.2
                 Income taxes.........................          28.9            11.6             7.0          2.8            50.3
                                                            --------        --------      ----------    ---------    ------------
                 Net income...........................      $   44.5        $   18.5      $     11.3    $    25.6    $       99.9
                                                            ========        ========      ==========    =========    ============
                 (in millions)
                 Average Assets.......................      $6,745.0        $9,113.6      $  1,246.9    $ 5,954.4    $   23,059.9
                                                            ========        ========      ==========    =========    ============
                 Average Loans........................      $6,669.5        $7,245.3      $     40.5    $(1,662.3)   $   12,293.0
                                                            ========        ========      ==========    =========    ============
                 Average Deposits.....................      $  423.3        $9,201.9      $  2,363.7    $ 3,131.4    $   15,120.3
                                                            ========        ========      ==========    =========    ============
                 1998
                 (in thousands)
                 Net interest income (FTE basis)......      $   86.1        $  141.7      $     38.1    $     4.1    $      270.0
                 Noninterest income...................          48.0            71.2            59.8(1)      39.7           218.7
                 Provision for loan losses............           9.3             3.3             0.1          0.1            12.8
                 Noninterest expense..................          55.4           186.4            63.7         27.7           333.2
                                                            --------        --------      ----------    ---------    ------------
                 Income before income taxes...........          69.4            23.2            34.1         16.0           142.7
                 Income taxes.........................          26.2             8.9            13.5          3.3            51.9
                                                            --------        --------      ----------    ---------    ------------
                 Net income...........................      $   43.2        $   14.3      $     20.6    $    12.7    $       90.8
                                                            ========        ========      ==========    =========    ============
                 (in millions)
                 Average Assets.......................      $6,168.9        $8,898.3      $  1,260.3    $ 4,163.6    $   20,491.1
                                                            ========        ========      ==========    =========    ============
                 Average Loans........................      $5,990.3        $7,266.7      $     55.1    $(1,937.2)   $   11,374.9
                                                            ========        ========      ==========    =========    ============
                 Average Deposits.....................      $  418.6        $8,691.5      $  2,926.2    $ 1,790.0    $   13,826.3
                                                            ========        ========      ==========    =========    ============

           (1) Includes gain on sale of charge card portfolio. A $12 million gain was reported in January 1998.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
SECOND QUARTER 1999
COMPARED WITH
SECOND QUARTER 1998
--------------------------------------------------------------------------------

SUMMARY The Corporation had second quarter 1999 earnings of $50.6 million, an increase of $5.1 million or 11 percent from second quarter 1998. For the current quarter, annualized cash flow return on average common stockholder's equity was 17.89 percent compared to 16.16 percent in the second quarter of 1998. Annualized cash flow return on average assets was 0.95 percent which remained unchanged from a year ago.
               Second quarter net interest income on a fully taxable equivalent basis was $141.2 million, up $9.7 million or 7 percent from $131.5 million in 1998's second quarter. Average earning assets rose 12 percent to $20.31 billion from $18.13 billion in 1998, primarily attributable to an increase of $700 million in average loans and $1.51 billion in the investment securities portfolio. Commercial and residential real estate lending were strong contributors to this loan growth. Net interest margin declined to 2.79 percent from 2.91 percent in the same quarter last year primarily reflecting continued growth in new business and the relatively higher cost of additional supporting funds.
               The second quarter provision for loan losses of $6.4 million was down $0.8 million from $7.2 million in the second quarter of 1998. Net charge-offs increased from $4.9 million to $6.3 million, primarily reflecting higher writeoffs in the commercial loan portfolio.
               Noninterest income increased $9.4 million or 9 percent to $118.3 million for second quarter 1999 compared to the same quarter last year. In the current quarter, service charge fees rose by $1.3 million and trust and investment management fees improved by $1.4 million compared to second quarter 1998, while income from tax-advantaged investments increased $2.4 million. Foreign exchange income increased $0.2 million. Net gains from securities sales increased $2.1 million to $6.1 million during the current quarter but were essentially offset by a $2.2 million decline in bond trading profits.
               Second quarter 1999 noninterest expenses of $177.9 million increased $14.3 million or 9 percent from last year reflecting expenditures related to preparing systems for year 2000.
               Annualized return on average common stockholder's equity was
           13.38 percent currently compared to 11.87 percent in the year-earlier quarter.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES
           Net income for Corporate and Institutional Financial Services for the second quarter of 1999 was $22.4 million which remained virtually unchanged from the year ago quarter. Total revenue of $76.3 million rose 14 percent from $67.2 million in the second quarter of 1998. Growth in net interest income of $4.5 million was primarily the result of a 9 percent or $574 million increase in loans. The increase in noninterest income of $4.6 million or 19 percent was largely due to foreign exchange, cash management fees, letters of credit, corporate trust fees, and other fee revenue. The provision for loan losses declined by $0.4 million. Noninterest expense increased $7.8 million or 31 percent to $33.3 million from $25.5 million in the 1998 second quarter, primarily in support of business volume growth. Income taxes increased by $1.8 million compared to the year ago quarter, reflecting higher pretax income.

           CHICAGOLAND BANKING
           Net income for Chicagoland Banking in the second quarter of 1999 was $11.1 million, up 31 percent from the second quarter of 1998. Total revenue of $117.4 million represented growth of $6.2 million or 6 percent from $111.2 million in 1998. Net interest income increased by $1.6 million or 2 percent from $72.7 million a year ago. Noninterest income of $43.1 million increased $4.6 million or 12 percent over 1998, primarily due to higher mortgage loan originations in 1999 and increased personal trust and investment management revenue. Noninterest expense increased $1.2 million or 1 percent to $98.1 million from $96.9 million in the 1998 second quarter.

           ELECTRONIC FINANCIAL SERVICES
           Net income for Electronic Financial Services was $6.5 million in the second quarter of 1999, reflecting a decrease of $1.2 million or 16 percent from $7.7 million a year ago. Net interest income was virtually unchanged from the year ago quarter. Noninterest income increased $1.7 million or 7 percent largely generated by increases in Bankcard fee growth. Noninterest expense increased $3.6 million or 13 percent to $31.0 million from $27.4 million in 1998, primarily due to costs necessary to support retooling existing infrastructures. Income taxes decreased by $1.1 million during the current quarter, reflecting lower pretax income.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended June 30                  Six Months Ended June 30
                                                 --------------------------------------    --------------------------------------
    Daily Average Balances (in millions)                      1999                 1998                 1999                 1998
        Average Rates Earned and Paid            -----------------    -----------------    -----------------    -----------------
      (fully taxable equivalent basis)           Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........    $   144     1.62%    $   269     2.76%    $   139     1.39%    $   403      4.11%
  Federal funds sold and securities purchased
    under agreement to resell................        217     4.84         125     6.50         212     4.85         126      6.45
                                                 -------              -------              -------              -------
         Total money market assets...........        361     3.55         394     3.95         351     3.48         529      4.66
Trading account assets.......................         78     6.47          68     6.39          78     6.54          63      6.44
Securities available-for-sale:(1)(2)
  U.S. Treasury and Federal agency...........      6,949     5.92       5,588     6.33       6,745     5.97       5,369      6.34
  State and municipal........................        332     7.46         291     8.31         317     7.87         294      8.42
  Other......................................        145     7.35          41     5.11         141     7.34          38      4.95
                                                 -------              -------              -------              -------
         Total securities
           available-for-sale................      7,426     6.02       5,920     6.43       7,203     6.08       5,701      6.45
Loans, net of unearned income................     12,447     7.18      11,747     7.77      12,293     7.22      11,375      7.84
Assets held for sale.........................         --       --          --       --          --       --         106     15.33
                                                 -------              -------              -------              -------
         TOTAL INTEREST-EARNING ASSETS.......     20,312     6.69      18,129     7.24      19,925     6.75      17,774      7.34
                                                 -------              -------              -------              -------
Cash and demand balances due from banks......      1,292                1,244                1,319                1,242
Other assets.................................      1,784                1,603                1,816                1,475
                                                 -------              -------              -------              -------
         Total assets........................    $23,388              $20,976              $23,060              $20,491
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...................................    $ 4,039     3.15     $ 3,397     3.60     $ 3,973     3.21     $ 3,282      3.57
Savings deposits and certificates............      4,388     4.33       4,629     4.93       4,432     4.42       4,681      4.98
Other time deposits..........................      1,376     4.94       1,595     5.60       1,714     5.00       1,381      5.61
Foreign office time deposits.................      1,907     4.84       1,171     5.46       1,601     4.75       1,209      5.47
                                                 -------              -------              -------              -------
         TOTAL INTEREST-BEARING DEPOSITS.....     11,710     4.08      10,792     4.67      11,720     4.14      10,553      4.68
Short-term borrowings........................      5,633     4.71       4,359     5.41       5,282     4.70       4,169      5.38
Minority interest -- preferred stock of
  subsidiary.................................        250     7.38         250     7.38         250     7.38         194      7.38
Long-term notes..............................        454     6.80         379     7.29         454     6.81         379      7.33
                                                 -------              -------              -------              -------
         TOTAL INTEREST-BEARING
           LIABILITIES.......................     18,047     4.39      15,780     4.98      17,706     4.42      15,295      4.97
Noninterest-bearing deposits.................      3,404                3,272                3,400                3,273
Other liabilities............................        320                  304                  327                  302
Stockholder's equity.........................      1,617                1,620                1,627                1,621
                                                 -------              -------              -------              -------
         Total liabilities and stockholder's
           equity............................    $23,388              $20,976              $23,060              $20,491
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...................                2.79%                2.91%                2.82%                 3.06%
                                                             ====                 ====                 ====                 =====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and 4.8 percent, respectively, in 1999 and 1998.
2. AVERAGE RATE ON SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

--------------------------------------------------------------------------------
NET INTEREST
INCOME

                                                                      Quarter Ended June 30        Six Months Ended June 30
                                                                    -----------------------       -------------------------
                                 (in thousands)                         1999           1998            1999            1998
                 ----------------------------------------------------------------------------------------------------------
                 Interest income................................    $330,921       $319,944       $651,354        $632,298
                 Fully taxable equivalent adjustment............       7,854          7,472         15,569          14,763
                                                                    --------       --------       --------        --------
                     Interest income (fully taxable equivalent
                       basis)...................................     338,775        327,416        666,923         647,061
                 Interest expense...............................     197,534        195,870        388,491         377,098
                                                                    --------       --------       --------        --------
                 Net interest income (fully taxable equivalent
                   basis).......................................    $141,241       $131,546       $278,432        $269,963
                                                                    ========       ========       ========        ========
                 Increase (decrease) due to change in:
                     Volume.....................................    $ 15,302       $ 11,841       $ 30,808        $ 22,982
                     Rate.......................................      (5,607)       (33,463)       (22,339)        (53,541)
                                                                    --------       --------       --------        --------
                          Total increase (decrease) in net
                            interest income.....................    $  9,695       $(21,622)      $  8,469        $(30,559)
                                                                    ========       ========       ========        ========

               Second quarter net interest income on an FTE basis was $141.2 million, up 7 percent from $131.5 million in second quarter 1998. Average earning assets increased 12 percent or $2.18 billion to $20.31 billion from $18.13 billion in 1998. Average loans rose $700 million, or 6 percent. Commercial loans and residential real estate loans increased $409 million and $125 million, respectively. Average investment securities were up 25 percent, or $1.51 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets declined $33 million or 8 percent over second quarter 1998 levels.
               Funding for this asset growth came primarily from money market accounts, foreign time deposits and short-term borrowings, which increased by an average of $759 million, $736 million and $1.27 billion, respectively, offset by declines in interest checking, savings deposits and certificates and other time deposits.
               Net interest margin, the other principal determinant of net interest income, declined from 2.91 percent to 2.79 percent in the current quarter. The Corporation's declining net interest margin principally reflects the continued growth in new business and the relatively higher cost of additional wholesale funding to support asset growth.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS
NET INTEREST MARGIN

                                                                      Quarter Ended June 30                Six Months Ended June 30
                                                       ------------------------------------    ------------------------------------
                 Daily Average Balances (in millions)              1999                1998                1999                1998
                 Average Rates Earned and Paid         ----------------    ----------------    ----------------    ----------------
                 (fully taxable equivalent basis)      Balances   Rates    Balances   Rates    Balances   Rates    Balances   Rates
                 ------------------------------------------------------------------------------------------------------------------
                 Interest-earning assets..........     $20,312    6.69%    $18,129    7.24%    $19,925    6.75%    $17,774    7.34%
                                                       =======             =======             =======             =======
                 Interest-bearing liabilities.....     $18,047    4.39     $15,780    4.98     $17,706    4.42     $15,295    4.97
                 Noninterest-bearing sources of
                   funds..........................       2,265               2,349               2,219               2,479
                                                       -------             -------             -------             -------
                     Total supporting liabilities...   $20,312    3.90     $18,129    4.33     $19,925    3.93     $17,774    4.28
                                                       =======             =======             =======             =======
                 Net interest margin (related to
                   average interest-earning assets)..             2.79%               2.91%               2.82%               3.06%
                                                                  ====                ====                ====                ====

--------------------------------------------------------------------------------

                                                               Quarter              Increase           Six Months
                                                            Ended June 30          (Decrease)        Ended June 30
   NONINTEREST                                           --------------------    --------------   --------------------
     Income                   (in thousands)               1999        1998      Amount      %      1999        1998
                   ---------------------------------------------------------------------------------------------------
                   Trust and investment management
                     fees..............................  $ 37,464    $ 36,019    $ 1,445      4   $ 75,314    $ 69,709
                   Money market and bond trading.......     1,095       3,247     (2,152)   (66)     2,972       4,762
                   Foreign exchange....................     1,800       1,650        150      9      4,314       3,300
                   Merchant and charge card fees.......     8,115       6,382      1,733     27     14,166      13,600
                   Service fees and charges............    28,457      27,158      1,299      5     56,068      53,902
                   Securities gains....................     6,089       3,945      2,144     54     13,991      11,977
                   Gain on sale of credit card
                     portfolio.........................        --          --         --     --         --      12,000
                   Bank-owned insurance investments....    10,699       8,292      2,407     29     20,525      12,347
                   Other...............................    24,625      22,211      2,414     11     48,377      37,086
                                                         --------    --------    -------          --------    --------
                   Total noninterest income............  $118,344    $108,904    $ 9,440      9   $235,727    $218,683
                                                         ========    ========    =======    ===   ========    ========

                                                            Increase
                                                           (Decrease)
   NONINTEREST                                           --------------
     Income                   (in thousands)             Amount      %
                   ------------------------------------  --------------
                   Trust and investment management
                     fees..............................  $ 5,605      8
                   Money market and bond trading.......   (1,790)   (38)
                   Foreign exchange....................    1,014     31
                   Merchant and charge card fees.......      566      4
                   Service fees and charges............    2,166      4
                   Securities gains....................    2,014     17
                   Gain on sale of credit card
                     portfolio.........................  (12,000)    --
                   Bank-owned insurance investments....    8,178     66
                   Other...............................   11,291     30
                                                         -------
                   Total noninterest income............  $17,044      8
                                                         =======    ===

           Noninterest income for the 1999 second quarter was $118.3 million, an increase of $9.4 million or 9 percent from the second quarter of 1998. Trust and investment management revenue was $37.5 million, an increase of $1.4 million or 4 percent from the previous year. Service fees and charges totaled $28.5 million, an increase of $1.3 million or 5 percent from the prior year. Merchant and charge card fees rose $1.7 million or 27 percent from the previous year while income from tax-advantaged investments increased $2.4 million to $10.7 million in the current quarter. Other income, including syndication fees, gains from mortgage sales, and other miscellaneous items increased $2.4 million or 11 percent over the previous year. Foreign exchange revenue was $1.8 million, up 9 percent from the second quarter of 1998. Net gains reported from securities sales totaled $6.1 million, up $2.1 million over 1998. Bond trading profits declined $2.2 million from the prior year.
--------------------------------------------------------------------------------

                                                              Quarter              Increase           Six Months
   NONINTEREST                                             Ended June 30          (Decrease)        Ended June 30
  EXPENSES AND                                          --------------------    --------------   --------------------
  Income Taxes               (in thousands)               1999        1998      Amount      %      1999        1998
                   --------------------------------------------------------------------------------------------------
                   Salaries and other compensation....  $ 87,385    $ 81,920    $ 5,465      7   $173,440    $159,679
                   Pension, profit sharing and other
                     employee benefits................    18,477      15,204      3,273     22     36,395      29,989
                   Net occupancy......................    12,869      13,263       (394)    (3)    22,200      25,660
                   Equipment..........................    15,343      13,076      2,267     17     29,918      25,839
                   Marketing..........................     6,774       6,909       (135)    (2)    13,003      12,595
                   Communication and delivery.........     6,073       5,110        963     19     12,829      11,116
                   Expert services....................     8,980       6,893      2,087     30     16,446      13,745
                   Contract programming...............     2,153       6,196     (4,043)   (65)     5,458      10,806
                   Other..............................    13,596       9,176      4,420     48     28,222      31,707
                                                        --------    --------    -------          --------    --------
                                                         171,650     157,747     13,903      9    337,911     321,136
                   Amortization of goodwill and other
                     valuation intangibles............     6,241       5,862        379      6     12,366      12,068
                                                        --------    --------    -------          --------    --------
                   Total noninterest expenses.........  $177,891    $163,609    $14,282      9   $350,277    $333,204
                                                        ========    ========    =======          ========    ========
                   Provision for income taxes.........  $ 16,898    $ 16,692    $   206      1   $ 34,760    $ 37,086
                                                        ========    ========    =======    ===   ========    ========

                                                           Increase
   NONINTEREST                                            (Decrease)
  EXPENSES AND                                          --------------
  Income Taxes               (in thousands)             Amount      %
                   -----------------------------------  --------------
                   Salaries and other compensation....  $13,761      9
                   Pension, profit sharing and other
                     employee benefits................    6,406     21
                   Net occupancy......................   (3,460)   (13)
                   Equipment..........................    4,079     16
                   Marketing..........................      408      3
                   Communication and delivery.........    1,713     15
                   Expert services....................    2,701     20
                   Contract programming...............   (5,348)   (49)
                   Other..............................   (3,485)   (11)
                                                        -------
                                                         16,775      5
                   Amortization of goodwill and other
                     valuation intangibles............      298      2
                                                        -------
                   Total noninterest expenses.........  $17,073      5
                                                        =======
                   Provision for income taxes.........  $(2,326)    (6)
                                                        =======    ===

           Noninterest expenses for 1999 second quarter totaled $177.9 million, an increase of $14.3 million or 9 percent from the second quarter of 1998, reflecting expenditures related to preparing systems for year 2000.
               Employment-related expenses totaled $105.9 million, an increase of $8.7 million or 9 percent from the year ago quarter primarily due to a 22 percent increase in benefit expenses as a result of higher pension costs, including settlement losses related to recent retirements. Net occupancy expenses totaled $12.9 million, down $0.4 million from the prior year's second quarter. Equipment expenses increased $2.3 million or 17 percent over second quarter 1998. Expert services increased $2.1 million to $9.0 million in second quarter 1999.

--------------------------------------------------------------------------------

           Contract programming totaled $2.2 million, down $4.0 million from the prior year's second quarter. Other noninterest expenses increased $4.4 million or 48 percent. Goodwill and other valuation intangibles increased $0.4 million or 6 percent.
               Income tax expense totaled $16.9 million, an increase of 1 percent from $16.7 million recorded in second quarter 1998. While pretax income increased, the effective tax rate declined from 35 percent to 33 percent.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at June 30, 1999 was $1.57 billion, compared with $1.65 billion at both December 31, 1998 and June 30, 1998. During the preceding twelve months, the Corporation declared common and preferred dividends of $138.0 million and $16.6 million, respectively. 1998 common dividends included special dividends of $125 million of which $50 million related to the sale of HTSB's credit card portfolio.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.85 percent and
           11.60 percent, respectively, at June 30, 1999. HTSB's Tier 1 and total risk-based capital ratios were 8.71 percent and 10.88 percent, respectively, at June 30, 1999.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.14 percent and 7.31 percent, respectively, for the second quarter of 1999.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before June 30, 1999, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 1999, the Corporation's intangible assets totaled $259 million, including approximately $244 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.08 percent and 7.23 percent, respectively, for the second quarter of 1999.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               June 30     December 31     June 30
                 (in thousands)                                                 1999          1998          1998
                 ---------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $23,553,334   $22,797,830   $21,905,473
                                                                             ===========   ===========   ===========
                 Average assets (quarter)..................................  $23,387,682   $22,265,475   $20,976,095
                                                                             ===========   ===========   ===========
                 Risk-based on-balance sheet assets........................  $14,450,331   $14,077,289   $13,668,603
                                                                             ===========   ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,601,392   $ 4,559,231   $ 4,368,910
                                                                             ===========   ===========   ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................  $18,801,774   $18,374,480   $17,764,478
                                                                             ===========   ===========   ===========
                 Tier 1 capital............................................  $ 1,664,077   $ 1,591,846   $ 1,595,617
                                                                             ===========   ===========   ===========
                 Supplementary capital.....................................  $   518,476   $   535,363   $   455,181
                                                                             ===========   ===========   ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................  $ 2,181,941   $ 2,126,585   $ 2,050,268
                                                                             ===========   ===========   ===========
                 Tier 1 leverage ratio.....................................         7.14%         7.26%         7.72%
                 Risk-based capital ratios
                   Tier 1..................................................         8.85%         8.66%         8.98%
                   Total...................................................        11.60%        11.57%        11.54%

--------------------------------------------------------------------------------

NONPERFORMING                                                                   June 30    March 31    June 30
Assets            (in thousands)                                                   1999        1999       1998
                  --------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $34,501    $45,837     $25,671
                  Restructured loans..........................................    1,948      1,521       2,857
                                                                                -------    -------     -------
                  Total nonperforming loans...................................   36,449     47,358      28,528
                  Other assets received in satisfaction of debt...............    1,181        753         767
                                                                                -------    -------     -------
                  Total nonperforming assets..................................  $37,630    $48,111     $29,295
                                                                                =======    =======     =======
                  Nonperforming loans to total loans (end of period)..........      .29%       .38%        .24%
                  Nonperforming assets to total loans (end of period).........      .30%       .39%        .24%
                                                                                =======    =======     =======
                  90-day past due loans still accruing interest...............  $28,279    $29,951     $20,238
                                                                                =======    =======     =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 1999 totaled $38 million, or
           0.30 percent of total loans, down from $48 million or 0.39 percent of total loans at March 31, 1999. Nonperforming assets were up from $29 million or 0.24 percent of total loans a year ago.
               Interest shortfall for the quarter ended June 30, 1999 was $1.0 million compared to $0.9 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                          Impaired Loans         Impaired Loans
                                                                      For Which There Is     For Which There Is    Total Impaired
                                   (in thousands)                      Related Allowance   No Related Allowance             Loans
                 ----------------------------------------------------------------------------------------------------------------
                 June 30, 1999
                 Balance............................................       $26,953               $ 9,496              $36,449
                 Related allowance..................................         3,229                    --                3,229
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $23,724               $ 9,496              $33,220
                                                                           =======               =======              =======
                 December 31, 1998
                 Balance............................................       $13,542               $ 6,676              $20,218
                 Related allowance..................................         2,661                    --                2,661
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $10,881               $ 6,676              $17,557
                                                                           =======               =======              =======
                 June 30, 1998
                 Balance............................................       $ 8,877               $19,651              $28,528
                 Related allowance..................................         5,708                    --                5,708
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 3,169               $19,651              $22,820
                                                                           =======               =======              =======

--------------------------------------------------------------------------------

                                                                     Quarters Ended June 30      Six Months Ended June 30
                                                                     ----------------------      ------------------------
                                   (in thousands)                        1999          1998           1999           1998
                 --------------------------------------------------------------------------------------------------------
                 Average impaired loans............................  $42,816       $31,132        $37,509        $28,262
                                                                     =======       =======        =======        =======
                 Total interest income on impaired loans...........  $    49       $    29        $   102        $    55
                                                                     =======       =======        =======        =======
                 Interest income on impaired loans recorded on a
                   cash basis......................................  $    49       $    29        $   102        $    55
                                                                     =======       =======        =======        =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                         Quarter Ended June 30    Six Months Ended June 30
                                                                        ----------------------    ------------------------
Loan Losses       (in thousands)                                             1999         1998          1999          1998
                  --------------------------------------------------------------------------------------------------------
                  Balance, beginning of period........................  $143,474     $133,128      $140,608      $130,876
                                                                        --------     --------      --------      --------
                  Charge-offs.........................................    (8,656)      (7,233)      (14,257)      (12,224)
                  Recoveries..........................................     2,395        2,294         3,617         4,020
                                                                        --------     --------      --------      --------
                  Net charge-offs.....................................    (6,261)      (4,939)      (10,640)       (8,204)
                  Provision charged to operations.....................     6,362        7,244        13,607        12,761
                                                                        --------     --------      --------      --------
                  Balance at June 30..................................  $143,575     $135,433      $143,575      $135,433
                                                                        ========     ========      ========      ========
                  Net charge-offs as a percentage of provision charged
                    to operations.....................................        98%          68%           78%           64%
                  Allowance for possible loan losses to nonperforming
                    loans (period-end)................................       394%         475%
                  Allowance for possible loan losses to nonperforming
                    assets (period-end)...............................       382%         462%
                  Allowance for possible loan losses to total loans
                    outstanding (period-end)..........................      1.14%        1.13%

           The Corporation's provision for loan losses for the current quarter was $6.4 million, down 12 percent from $7.2 million in last year's second quarter. Net charge-offs increased from $4.9 million to $6.3 million for the current quarter, bringing net charge-offs on a year-to-date basis to $10.6 million compared to $8.2 million in the same 1998 period. The increase in 1999 second quarter net charge-offs primarily reflects an increase in commercial loan write-offs. For the second quarter of 1999, net charge-offs related to commercial loans were $5.0 million, compared to $3.7 million for the second quarter of 1998.
               At June 30, 1999, the allowance for possible loan losses was $144 million, equal to 1.14 percent of total loans outstanding, up from $135 million or 1.13 percent of total loans one year ago; however, the allowance as a percentage of nonperforming loans decreased from 475 percent at June 30, 1998, to 394 percent at June 30, 1999.
--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid

--------------------------------------------------------------------------------

           assets represented approximately 38 percent of the Corporation's total assets and amounted to $9.07 billion at June 30, 1999. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1999 or 1998.
               Total core deposits increased from $11.67 billion or 60 percent of total non-equity funding at June 30, 1998 to $12.06 billion or 57 percent of total non-equity funding at June 30, 1999. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 5 percent quarter-to-quarter, reflecting increases in domestic and foreign demand deposits and money market accounts. Total wholesale deposits and short-term borrowings increased from $7.66 billion or 40 percent of total non-equity funding at June 30, 1998 to $8.96 billion or 43 percent of total non-equity funding at June 30, 1999. Total deposits averaged $15.11 billion in the second quarter of 1999, an increase of $1.05 billion compared to the same quarter last year.
               Average money market assets in the second quarter of 1999 decreased $33 million or 8 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 1999 remaining unchanged from one year ago. Average money market liabilities increased 29 percent to $4.33 billion this quarter from $3.37 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June 30, 1999, $1.39 billion of short-term notes were outstanding compared to $838 million at June 30, 1998.
--------------------------------------------------------------------------------
FORWARD-
LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, the Year 2000 issue, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.
--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1998, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1998.
--------------------------------------------------------------------------------

YEAR 2000  A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and other date sensitive assets can accommodate the date value for the year 2000. The Year 2000 issue is pervasive, as almost all companies use date-sensitive systems which could be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability. The

--------------------------------------------------------------------------------

           U.S. banking industry has aggressively worked towards avoiding problems associated with Year 2000 and is considered among the industries best prepared for the impending date change.
               The Corporation's systems and other date sensitive assets have been updated to manage the Year 2000 date issue. The Corporation has assessed and continues to monitor the readiness of third parties that it interfaces with, such as vendors, counterparties, customers, and payment systems, to mitigate the potential risks that Year 2000 poses. In addition, the Corporation has assessed the readiness of companies that have borrowed from or are counterparties of the Corporation or its subsidiaries to ensure that incremental Year 2000-related credit risks are addressed as part of the Corporation's existing credit risk management framework. While the Corporation's objective is to ensure that all aspects of the Year 2000 issue affecting the Corporation will be fully resolved on time, it is not possible to be completely certain that all aspects of the Year 2000 issue that may affect the Corporation, particularly those related to the effects of customers, suppliers, or other third parties with whom the Corporation conducts business, will be addressed in their entirety. Accordingly, the Corporation has incorporated Y2K risks into their regular contingency plans that protect their systems and business processes against unplanned events that would prevent normal operations. The Corporation then tested these modified contingency plans.
               Emfisys, the Corporation's operations group, acting in support of all of the operating segments, has overall responsibility for converting systems to accommodate the calendar change. Each of the Corporation's lines of business is responsible for remediation of the assets used to conduct its operations and provide services or products to its clients, while attempting to ensure that both the technical and the business risks imposed by the Year 2000 issue are addressed. A governance structure has been established to deal with this issue, which includes a Year 2000 Project Office and regular monitoring of progress by the Corporation's Management Committee, Risk Management Committee, Year 2000 Steering Committees and the Board of Directors.
               The process for Year 2000 compliance has followed four major phases: inventory, impact assessment and plan, implementation, and integration testing. The implementation phase includes remediation, validation, conversion, and replacement or retirement of the asset. Integration testing is to confirm that the business functions work accurately and without disruption under year 2000-specific dates, with all applications functioning correctly with interfaces and infrastructure. All four steps have been completed for all critical business applications. The Corporation expects that the principal costs will be those associated with the remediation and testing of computer applications. A major portion of these costs will be met from existing resources, through a reprioritization of technology development initiatives, with the remainder representing incremental costs. As a result, the Corporation's management does not anticipate significant cost savings to occur after the Year 2000 issue is satisfactorily remedied. In total, the Corporation expects the cost of solving the Year 2000 issue to be approximately $58.5 million, including $12.3 million of capital costs, as follows:

                 Estimated spending for Year 2000 system changes for
                   mainframe and centrally supported client server
                   applications over 5 years (1996 to 2000)..................  $30.0  million
                 Estimated business unit costs, including end-user developed applications, and embedded systems, e.g., elevators,
                   security access systems, etc. ............................   16.2  million
                 Estimated capital costs for central information technology
                   and business units........................................   12.3  million
                                                                               -----
                 Total estimated spending over five years....................  $58.5  million
                                                                               =====

               The total costs of the Corporation's Year 2000 program from inception through June 30, 1999, was $48.4 million of which $11.3 million was capitalized.

--------------------------------------------------------------------------------

SIX MONTHS
ENDED
JUNE 30, 1999
COMPARED
WITH 1998  The Corporation's earnings for the six months ended June 30, 1999 were $99.9 million. This represented a $9.1 million or 10 percent increase from 1998 earnings of $90.8 million. Annualized cash flow return on average common stockholder's equity was 17.64 percent compared to 16.36 percent a year ago. Annualized cash flow return on average assets was 0.95 percent compared to 0.98 percent in the first half of 1998.
               Net interest income on a fully taxable equivalent basis was $278.4 million in the current period, an increase of $8.5 million or 3 percent from $270.0 million in the first six months of 1998. Average earning assets rose to $19.93 billion from $17.77 billion a year ago attributable to an increase of 8 percent or $918 million in average loans and $1.50 billion in investment securities. Commercial and residential real estate lending were the major contributors to loan growth. Net interest margin declined to 2.82 percent from 3.06 percent in 1998 primarily reflecting the impact of the sale of the credit card loans in 1998 combined with the continued growth in new business and the relatively higher cost of additional funding in 1999.
               The 1999 provision for loan losses of $13.6 million was up $0.8 million from $12.8 million a year ago. Net charge-offs increased $2.4 million to $10.6 million, primarily reflecting increased writeoffs in the commercial loan portfolio.
               Noninterest income increased $17.0 million or 8 percent to $235.7 million in 1999 compared to a year ago. A $12.0 million gain on sale of the credit card portfolio was recognized in 1998. Excluding that gain, noninterest income increased 14 percent from the prior year. In the current year, trust and investment management income increased $5.6 million and service charge fees increased $2.2 million, while foreign exchange income increased $1.0 million. Securities gains were $2.0 million greater compared to a year ago. Trading income decreased $1.8 million from the prior year. Other sources of noninterest income, which include syndication fees, income from tax-advantaged investments, gains on mortgage loan sales and other fees, increased $7.5 million.
               Noninterest expenses of $350.3 million rose $17.1 million or 5 percent from a year ago. Excluding the $8.7 million one-time cost for restructuring charges, total expenses increased 8 percent in 1999 compared to a year ago. Income tax expense declined by $2.3 million, reflecting a lower effective tax rate.
               Annualized return on average common stockholder's equity was
           13.19 percent for the current year-to-date period compared to 11.93 percent a year ago.
--------------------------------------------------------------------------------
OPERATING
SEGMENT
REVIEW     CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES
           Net income for Corporate and Institutional Financial Services for year-to-date 1999 was $44.5 million, up 3 percent from the year ago period. The increase of $7.3 million, or 8 percent, in net interest income was primarily the result of an 11 percent or $679 million increase in loans from $5.99 billion in 1998 to $6.67 billion in 1999, offset somewhat by lower margins. The growth in noninterest income of $8.0 million or 17 percent was largely due to foreign exchange, global finance, corporate trust fees, and other revenue. The increase in the provision for loan losses of $0.9 million is attributable to the growth in the corporate loan portfolio. Noninterest expense rose $10.4 million or 19 percent to $65.8 million from $55.4 million in 1998, primarily in support of business volume growth. Income taxes increased by $2.7 million compared to a year ago, reflecting higher pretax income.

           CHICAGOLAND BANKING
           Net income for Chicagoland Banking in 1999 was $18.5 million, up 29 percent from the 1998 year-to-date period. Total revenue of $229.0 million represented growth of $16.1 million or 8 percent from $212.9 million in 1998. Net interest income increased by $3.6 million or 3 percent from $141.7 million a year ago, largely generated by loan volume growth. Noninterest income of $83.7 million rose $12.5 million or 18 percent over 1998 levels, primarily due to higher mortgage loan originations in 1999 and increased personal trust and investment management revenue. Noninterest expense increased $9.1 million or 5 percent to $195.5 million from $186.4 million in 1998. The increase was primarily due to continuing increased investments in various retail initiatives including the creation of private banking activities in Florida, expansion of private banking activities in Arizona, and enhancement of products and services for business banking customers.

--------------------------------------------------------------------------------

           ELECTRONIC FINANCIAL SERVICES
           Net income for Electronic Financial Services was $11.3 million in 1999, a decrease of $9.3 million or 45 percent from $20.6 million a year ago. Comparability between years is impacted by the first quarter 1998 sale of the Corporation's credit card portfolio. Excluding the effect of the sale, net income on a comparative basis increased $2.6 million, an increase of 30 percent from $8.6 million a year ago. Net interest income fell by $7.6 million or 20 percent from $38.1 million, attributable to the charge card portfolio sale. Noninterest income declined $9.5 million or 16 percent due to the January 1998 gain on the sale of the credit card portfolio amounting to $12.0 million. Noninterest expense decreased $1.2 million or 2 percent to $62.5 million from $63.7 million in 1998, primarily due to a reduction in operating expenses related to the credit card sale. Income taxes decreased by $6.5 million during the year, reflecting lower pretax income.

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

HARRIS BANK ST. CHARLES
St. Charles, Illinois

HARRIS BANK WILMETTE, N.A.
Wilmette, Illinois

HARRIS BANK WINNETKA, N.A.
Winnetka, Illinois

HARRIS TRUST BANK OF ARIZONA
Scottsdale, Arizona

HARRIS TRUST/
BANK OF MONTREAL
(FORMERLY HARRIS TRUST COMPANY OF FLORIDA)
West Palm Beach, Florida

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

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

HARRIS BANKCORP, INC.
SECOND QUARTER REPORT 1999

                          [HARRIS BANKCORP, INC. LOGO]

        [HARRIS BANKCORP, INC. LOGO]

                                                                       EXHIBIT A

HARRIS BANKCORP, INC.
SECOND QUARTER REPORT 1999

                             [HARRIS BANKCORP LOGO]

[HARRIS BANKCORP, INC. LOGO]