Form 10-Q
period 1999-09-30
HARRIS BANKCORP INC
filed 1999-11-10
CIK 45729

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999 OR

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

     At November 10, 1999 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 1999 and 1998.

        Consolidated Statements of Condition as of September 30, 1999, December 31, 1998 and September 30, 1998.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

    The above financial statements and financial review, included in the Corporation's 1999 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended September 30, 1999, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of November 1999.

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

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                         Quarter Ended September 30         Nine Months Ended September 30
                                                       ------------------------------       ------------------------------
                                                         1999        1998      Change         1999        1998      Change
--------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income................................    $137,876    $122,885        12%      $400,739    $378,085       6%
Net interest income (fully taxable equivalent).....     145,976     130,626        12        424,408     400,589       6
Provision for loan losses..........................       6,259       7,000       (11)        19,866      19,761       1
Noninterest income.................................     116,525     116,337        --        352,252     335,021       5
Noninterest expenses...............................     181,238     170,375         6        531,514     503,579       6
Net income.........................................      52,170      46,068        13        152,116     136,900      11
Dividends -- common stock..........................      17,000      89,000       (81)        50,000     165,500     (70)
Dividends -- preferred stock.......................       4,148       4,148        --         12,446      12,446      --
Cash earnings (1)..................................      56,166      49,876        13        163,955     148,432      10
--------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity......       14.19%      12.17%      202bp        13.52%      12.01%    151bp
Return on average assets...........................        0.89        0.85         4           0.88        0.88      --
Cash flow return on average common stockholder's
  equity (2).......................................       19.01       16.57       244          18.09       16.43     166
Cash flow return on average assets (3).............        0.96        0.93         3           0.96        0.96      --
Tier 1 risk-based capital ratio....................        8.91        8.71        20
Total risk-based capital ratio.....................       11.63       11.67        (4)
Tier 1 leverage ratio..............................        7.31        7.34        (3)
Allowance for possible loan losses to total loans
  (period-end).....................................        1.14        1.14        --
--------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Loans, net of unearned income......................    $ 12,395    $ 11,782         5%      $ 12,327    $ 11,512       7%
Securities available-for-sale......................       7,555       6,351        19          7,322       5,920      24
Money market assets................................         361         456       (21)           354         505     (30)
Total interest-earning assets......................      20,403      18,694         9         20,086      18,085      11
Total assets.......................................      23,350      21,637         8         23,158      20,877      11
Deposits...........................................      15,030      14,826         1         15,090      14,163       7
Short-term borrowings..............................       5,760       4,193        37          5,443       4,177      30
Common stockholder's equity........................       1,343       1,367        --          1,382       1,386      --
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Loans, net of unearned income......................    $ 12,825    $ 11,975         7%
Allowance for possible loan losses.................         146         137         7
Securities available-for-sale......................       7,439       6,607        13
Total assets.......................................      23,838      21,888         9
Deposits...........................................      15,072      14,725         2
Common stockholder's equity........................       1,366       1,423        (4)
Total stockholder's equity.........................       1,591       1,648        (3)
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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had record earnings for the quarter ended September 30, 1999. Net income was $52.2 million, an increase of 13 percent from the same quarter a year ago when earnings were $46.1 million. For the current quarter, cash flow ROE was 19.01 percent compared to
           16.57 percent one year earlier.

               Net interest income on a fully taxable equivalent basis was $146.0 million, up 12 percent from third quarter last year. Average earning assets rose 9 percent to $20.40 billion from $18.69 billion in third quarter 1998, attributable to an increase of $613 million in average loans and $1.20 billion in the investment securities portfolio. Commercial loans and residential mortgages were the primary contributors to loan growth. Net interest margin rose from
           2.77 percent in the year-ago quarter to 2.84 percent currently, reflecting the lower cost of funds.

               Third quarter noninterest income of $116.5 million increased slightly from the same quarter last year despite a $7.6 million decline in net gains from investment securities sales. Trust and investment management fees increased $4.0 million or 11 percent, while service charge fees rose $3.1 million or 11 percent. Other sources of revenue growth included loan syndication fees and merchant charge card fees.

               Third quarter 1999 noninterest expenses of $181.2 million rose $10.9 million or 6 percent from third quarter a year ago, primarily reflecting continued business growth. Income tax expense declined by 7 percent, reflecting a reduction in the effective tax rate on pretax income.

               The third quarter 1999 provision for loan losses of $6.3 million declined from $7.0 million in the third quarter of 1998. Net loan charge-offs during the current quarter were $4.1 million compared to $5.6 million in the same period last year. Nonperforming assets at September 30, 1999 were $27 million or 0.21 percent of total loans, compared to $38 million or 0.30 percent at June 30, 1999, and $36 million or 0.30 percent a year ago. At September 30, 1999, the allowance for possible loan losses was $146 million, equal to 1.14 percent of loans outstanding, compared to $137 million or 1.14 percent at the end of third quarter 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 545 percent at September 30, 1999 compared to 380 percent at September 30, 1998.

               At September 30, 1999, Tier 1 capital of Harris Bankcorp amounted to $1.70 billion, compared to $1.56 billion one year earlier. The regulatory leverage capital ratio was 7.31 percent for the third quarter of 1999 compared to 7.34 percent in the same quarter of 1998. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's September 30, 1999 Tier 1 and total risk-based capital ratios were 8.91 percent and
           11.63 percent compared to respective ratios of 8.71 percent and 11.67 percent at September 30, 1998.

               Harris Bankcorp's net income for the nine months ended September 30, 1999, was $152.1 million, up 11 percent from $136.9 million a year earlier. Net interest income on a fully taxable equivalent basis increased 6 percent or $23.8 million, reflecting earning asset growth of 11 percent. Net margin declined to 2.83 percent currently from
           2.96 percent in the nine months ended September 30, 1998. Average loans increased $815 million or 7 percent.

               Noninterest income increased $17.2 million, or 5 percent year-to-year, primarily due to strong growth in trust and investment management income, income from tax-advantaged investments and service charge fees. A $12.0 million gain from the sale of the credit card portfolio was recognized in 1998. Excluding that gain, noninterest income increased 9 percent from the prior year's nine-month period.

               The provision for loan losses of $19.9 million was up slightly from $19.8 million a year ago. Net charge-offs rose from $13.8 million in 1998 to $14.8 million currently. Noninterest expense rose $27.9 million or 6 percent year-to-year.

--------------------------------------------------------------------------------

               Cash flow ROE for the first nine months of 1999 was 18.09 percent compared to 16.43 percent for the period ended September 30, 1998.

               Haven E. Cockerham, Senior Vice President of Human Resources at R.R. Donnelley & Sons Company, and Martin R. Castro, an Attorney at Law, were elected to the Board of Directors.

               The Corporation announced the opening of its new Aurora, Illinois branch as part of our efforts to expand our services to the Hispanic community, including comprehensive bilingual capabilities, staffing and marketing materials.

               The Corporation/Bank of Montreal announced the expansion of our discount brokerage business by acquiring Chicago-based discount brokerage firm Burke, Christensen & Lewis Securities, Inc. The new company will be known as Harris/BCL -- Investors Direct.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                October 29, 1999
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                                Harris Bankcorp, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30                        September 30
                                                              -----------------------       -----------------------
              (in thousands except share data)                  1999           1998           1999           1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................  $233,310       $227,865       $673,804       $678,085
Money market assets:
 Deposits at banks..........................................        13          1,840            970         10,054
 Federal funds sold and securities purchased under agreement
   to resell................................................     2,752          3,049          7,856          7,076
Trading account.............................................     1,136          1,291          3,002          2,831
Securities available-for-sale:
 U.S. Treasury and Federal agency...........................   100,761         89,288        291,427        248,418
 State and municipal........................................     4,260          4,079         12,710         12,378
 Other......................................................     2,105          1,233          5,921          2,101
                                                              --------       --------       --------       --------
 Total interest income......................................   344,337        328,645        995,690        960,943
                                                              --------       --------       --------       --------
INTEREST EXPENSE
Deposits....................................................   121,977        136,315        362,729        381,160
Short-term borrowings.......................................    53,136         42,589        146,689        130,302
Senior notes................................................    19,136         14,472         48,625         37,979
Minority interest -- dividends on preferred stock of
 subsidiary.................................................     4,609          4,609         13,828         11,780
Long-term notes.............................................     7,603          7,775         23,080         21,637
                                                              --------       --------       --------       --------
 Total interest expense.....................................   206,461        205,760        594,951        582,858
                                                              --------       --------       --------       --------
NET INTEREST INCOME.........................................   137,876        122,885        400,739        378,085
Provision for loan losses...................................     6,259          7,000         19,866         19,761
                                                              --------       --------       --------       --------
Net Interest Income after Provision for Loan Losses.........   131,617        115,885        380,873        358,324
                                                              --------       --------       --------       --------
NONINTEREST INCOME
Trust and investment management fees........................    41,105         37,078        116,419        106,787
Money market and bond trading...............................     3,890          3,632          6,862          8,395
Foreign exchange............................................     1,850          1,650          6,164          4,950
Merchant and charge card fees...............................     8,060          6,867         22,226         20,467
Service fees and charges....................................    30,592         27,445         86,659         81,347
Securities gains............................................        60          7,674         14,051         19,651
Gain on sale of charge card portfolio.......................        --             --             --         12,000
Bank-owned insurance investments............................    10,221         10,109         30,746         22,457
Foreign fees................................................     4,421          4,385         14,439         14,534
Other.......................................................    16,326         17,497         54,686         44,433
                                                              --------       --------       --------       --------
 Total noninterest income...................................   116,525        116,337        352,252        335,021
                                                              --------       --------       --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    87,974         82,596        261,414        242,275
Pension, profit sharing and other employee benefits.........    17,567         14,645         53,962         44,633
Net occupancy...............................................    13,633         12,355         35,833         38,016
Equipment...................................................    15,416         13,019         45,333         38,859
Marketing...................................................     8,099          6,837         21,102         19,433
Communication and delivery..................................     5,626          5,263         18,455         16,379
Expert services.............................................     5,684          8,902         22,130         22,647
Contract programming........................................     3,483          7,020          8,942         17,826
Other.......................................................    17,445         13,769         45,667         45,474
                                                              --------       --------       --------       --------
                                                               174,927        164,406        512,838        485,542
Goodwill and other valuation intangibles....................     6,311          5,969         18,676         18,037
                                                              --------       --------       --------       --------
 Total noninterest expenses.................................   181,238        170,375        531,514        503,579
                                                              --------       --------       --------       --------
Income before income taxes..................................    66,904         61,847        201,611        189,766
Applicable income taxes.....................................    14,734         15,779         49,495         52,866
                                                              --------       --------       --------       --------
 NET INCOME.................................................    52,170         46,068        152,116        136,900
Dividends on preferred stock................................     4,148          4,148         12,446         12,446
                                                              --------       --------       --------       --------
Net Income Applicable to Common Stock.......................  $ 48,022       $ 41,920       $139,670       $124,454
                                                              ========       ========       ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................  $   7.20       $   6.29       $  20.95       $  18.67
                                                              ========       ========       ========       ========

The accompanying notes to the financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)           Harris Bankcorp, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended         Nine Months Ended
                                                                   September 30            September 30
                                                                -------------------    ---------------------
(in thousands)                                                    1999       1998        1999           1998
------------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $ 52,170    $46,068    $ 152,116    $136,900
  Other comprehensive income:
    Unrealized (losses)/gains on available-for-sale
      securities:
      Unrealized holding (losses)/gains arising during
      period, net of tax (benefit)/expense for the quarter
      of ($9,149) in 1999 and $32,566 in 1998 and net of tax
      (benefit)/expense for the year-to-date period of
      ($94,298) in 1999 and $41,315 in 1998.................     (14,072)    48,510     (143,020)     61,737
    Less reclassification adjustment for realized gains
      included in income statement, net of tax expense for
      the quarter of $23 in 1999 and $3,050 in 1998 and net
      of tax expense for the year-to-date period of $5,466
      in 1999 and $7,811 in 1998............................         (37)    (4,624)      (8,585)    (11,840)
                                                                --------    -------    ---------    --------
Other comprehensive (loss) income...........................     (14,109)    43,886     (151,605)     49,897
                                                                --------    -------    ---------    --------
Comprehensive income........................................    $ 38,061    $89,954    $     511    $186,797
                                                                ========    =======    =========    ========

The accompanying notes to the financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)                 Harris Bankcorp, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------
                                                              September 30   December 31   September 30
(in thousands except share data)                                  1999          1998           1998
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,193,348    $ 1,492,270   $ 1,158,777
Money market assets:
  Interest-bearing deposits at banks........................      172,044         98,937       213,720
  Federal funds sold and securities purchased under
    agreement to resell.....................................      128,515        155,709        61,953
Trading account assets......................................      103,992        120,668        91,040
Securities available-for-sale...............................    7,493,266      6,963,654     6,607,023
Loans, net of unearned income...............................   12,824,573     12,228,400    11,975,147
Allowance for possible loan losses..........................     (145,691)      (140,608)     (136,820)
                                                              -----------    -----------   -----------
  Net loans.................................................   12,678,882     12,087,792    11,838,327
Premises and equipment......................................      390,513        369,802       341,850
Customers' liability on acceptances.........................       44,067         30,829        34,997
Bank-owned insurance investments............................      753,239        725,302       715,419
Goodwill and other valuation intangibles....................      254,052        268,203       271,560
Other assets................................................      626,506        484,664       553,659
                                                              -----------    -----------   -----------
      TOTAL ASSETS..........................................  $23,838,424    $22,797,830   $21,888,325
                                                              ===========    ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 3,246,855    $ 3,930,920   $ 3,269,482
                            -- interest-bearing.............   10,442,496     10,473,612    10,201,337
Deposits in foreign offices -- noninterest-bearing..........       21,682         69,215        23,329
                          -- interest-bearing...............    1,361,395        849,095     1,230,644
                                                              -----------    -----------   -----------
      Total deposits........................................   15,072,428     15,322,842    14,724,792
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,876,249      3,440,832     2,946,203
Commercial paper outstanding................................      269,188        261,905       240,983
Other short-term borrowings.................................      481,243        168,151       443,499
Senior notes................................................    1,500,000        940,000       762,000
Acceptances outstanding.....................................       44,067         30,829        34,997
Accrued interest, taxes and other expenses..................      192,893        182,097       194,443
Other liabilities...........................................      106,686         95,755       188,725
Minority interest -- preferred stock of subsidiary..........      250,000        250,000       250,000
Long-term notes.............................................      454,561        454,387       454,370
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES.....................................   22,247,315     21,146,798    20,240,012
                                                              -----------    -----------   -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000        180,000       180,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000         45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340         53,340        53,340
Surplus.....................................................      495,824        493,812       493,492
Retained earnings...........................................      930,353        840,683       815,106
Accumulated other comprehensive (loss) income...............     (113,408)        38,197        61,375
                                                              -----------    -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,591,109      1,651,032     1,648,313
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $23,838,424    $22,797,830   $21,888,325
                                                              ===========    ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)  Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
                       (in thousands)                               1999            1998
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,651,032      $1,632,515
  Net income................................................     152,116         136,900
  Contributions to capital..................................       2,012           6,947
  Dividends -- Series A preferred stock.....................      (9,788)         (9,788)
  Dividends -- Series B preferred stock.....................      (2,658)         (2,658)
  Dividends -- common stock.................................     (50,000)       (165,500)
  Other comprehensive (loss) income.........................    (151,605)         49,897
                                                              ----------      ----------
BALANCE AT SEPTEMBER 30.....................................  $1,591,109      $1,648,313
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.



--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------
                                                               Nine Months Ended September 30
                                                              -------------------------------
                       (in thousands)                                 1999               1998
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $   152,116       $    136,900
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       19,866             19,761
  Depreciation and amortization, including intangibles......       57,167             49,404
  Deferred tax expense......................................          717              9,177
  Gain on sales of securities...............................      (14,051)           (19,651)
  Gain on sale of credit card portfolio.....................           --            (12,000)
  Trading account net sales (purchases).....................       16,676            (37,831)
  Net (increase) decrease in interest receivable............      (13,403)            17,084
  Net increase in interest payable..........................       26,157             18,696
  Net decrease (increase) in loans held for resale..........      164,637           (107,642)
  Other, net................................................       (1,455)              (628)
                                                              -----------       ------------
    Net cash provided by operating activities...............      408,427             73,270
                                                              -----------       ------------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................      (73,107)           384,350
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................       27,194             18,829
  Proceeds from sales of securities available-for-sale......      811,666          1,703,049
  Proceeds from maturities of securities
    available-for-sale......................................    7,990,782         10,973,120
  Purchases of securities available-for-sale................   (9,569,378)       (13,947,750)
  Net increase in loans.....................................     (775,593)          (980,475)
  Proceeds from sales of premises and equipment.............          334             30,993
  Purchases of premises and equipment.......................      (59,536)           (93,857)
  Net increase in bank-owned insurance investments..........      (27,937)          (447,956)
  Other, net................................................      (34,705)            (7,766)
                                                              -----------       ------------
    Net cash used by investing activities...................   (1,710,280)        (2,367,463)
                                                              -----------       ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................     (250,414)           292,729
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      435,417            494,330
  Net increase (decrease) in commercial paper outstanding...        7,283           (110,444)
  Net increase (decrease) in short-term borrowings..........      313,091            (59,821)
  Proceeds from issuance of senior notes....................    3,460,500          6,954,080
  Repayment of senior notes.................................   (2,900,500)        (6,292,080)
  Proceeds from the issuance of long-term notes.............           --             75,000
  Proceeds from the sale of the credit card portfolio.......           --            722,748
  Proceeds from issuance of preferred stock of subsidiary...           --            250,000
  Cash dividends paid on preferred stock....................      (12,446)           (12,446)
  Cash dividends paid on common stock.......................      (50,000)          (165,500)
                                                              -----------       ------------
    Net cash provided by financing activities...............    1,002,931          2,148,596
                                                              -----------       ------------
    Net decrease in cash and demand balances due from
     banks..................................................     (298,922)          (145,597)
    Cash and demand balances due from banks at January 1....    1,492,270          1,304,374
                                                              -----------       ------------
    Cash and demand balances due from banks at September
     30.....................................................  $ 1,193,348       $  1,158,777
                                                              ===========       ============

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS             Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF    Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned
PRESENTATION   subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
                   The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1998.
                   Certain information and footnote disclosures normally
               included in financial statements prepared in accordance with generally  accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
                   Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL       The Corporation and certain of its subsidiaries are defendants in
PROCEEDINGS    various legal proceedings arising in the normal course of
               business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS  For purposes of the Corporation's Consolidated Statements of Cash
               Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $568.8 million and $564.2 million in 1999 and 1998, respectively. Cash income tax payments over the same periods totaled $64.5 million and $36.3 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING  In June 1998, the FASB issued SFAS No. 133, "Accounting for
CHANGES        Derivative Instruments and Hedging Activities." The Statement
               establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all
               derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June
               1999, the FASB issued SFAS No. 137, "Accounting for Derivative
               Instruments and Hedging Activities -- Deferral of the Effective
               Date of FASB Statement No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
               The Corporation is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.
--------------------------------------------------------------------------------
5. SEGMENT     The Corporation's segments are identified by the customers
REPORTING      served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Corporate and Institutional Financial
               Services, Chicagoland Banking and Electronic Financial Services.
               Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust services. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network; private banking, which serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning; and small business/lower middle-market banking. Electronic Financial
               Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January
               1998, the Corporation's charge card business.

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

                                                               Corporate and
                                                               Institutional                 Electronic
                                                                   Financial   Chicagoland    Financial              Consolidated
                          Quarter Ended September 30                Services       Banking     Services      Other          Total
                 ----------------------------------------------------------------------------------------------------------------
                 1999
                 (in millions)
                 Net interest income (FTE basis).............     $  50.5        $  78.1      $  16.2      $   1.2     $ 146.0
                 Noninterest income..........................        27.0           41.0         28.1         20.4       116.5
                 Provision for loan losses...................         4.1            2.2           --           --         6.3
                 Noninterest expense.........................        35.3           96.8         35.8         13.3       181.2
                                                                  -------        -------      -------      -------     -------
                 Income before income taxes..................        38.1           20.1          8.5          8.3        75.0
                 Income taxes................................        14.6            7.8          3.3         (2.9)       22.8
                                                                  -------        -------      -------      -------     -------
                 Net income..................................     $  23.5        $  12.3      $   5.2      $  11.2     $  52.2
                                                                  =======        =======      =======      =======     =======
                 (in millions)
                 Average Assets..............................     $ 6,722        $ 9,272      $ 1,227      $ 6,129     $23,350
                                                                  =======        =======      =======      =======     =======
                 Average Loans...............................     $ 6,674        $ 7,409      $    24      $(1,712)    $12,395
                                                                  =======        =======      =======      =======     =======
                 Average Deposits............................     $   374        $ 9,203      $ 2,305      $ 3,148     $15,030
                                                                  =======        =======      =======      =======     =======
                 1998
                 (in millions)
                 Net interest income (FTE basis).............     $  46.5        $  69.9      $  13.9      $   0.3     $ 130.6
                 Noninterest income..........................        23.2           42.8         25.5         24.8       116.3
                 Provision for loan losses...................         5.9            1.0           --          0.1         7.0
                 Noninterest expense.........................        29.4           90.1         37.9         13.0       170.4
                                                                  -------        -------      -------      -------     -------
                 Income before income taxes..................        34.4           21.6          1.5         12.0        69.5
                 Income taxes................................        13.0            8.4          0.6          1.4        23.4
                                                                  -------        -------      -------      -------     -------
                 Net income..................................     $  21.4        $  13.2      $   0.9      $  10.6     $  46.1
                                                                  =======        =======      =======      =======     =======
                 (in millions)
                 Average Assets..............................     $ 6,386        $ 8,772      $ 1,151      $ 5,328     $21,637
                                                                  =======        =======      =======      =======     =======
                 Average Loans...............................     $ 6,219        $ 6,926      $    75      $(1,438)    $11,782
                                                                  =======        =======      =======      =======     =======
                 Average Deposits............................     $   400        $ 8,911      $ 2,978      $ 2,537     $14,826
                                                                  =======        =======      =======      =======     =======

--------------------------------------------------------------------------------

                                                               Corporate and
                                                               Institutional                 Electronic
                                                                   Financial   Chicagoland    Financial              Consolidated
                        Nine Months Ended September 30              Services       Banking     Services      Other          Total
                 ----------------------------------------------------------------------------------------------------------------
                 1999
                 (in millions)
                 Net interest income (FTE basis).............     $ 143.8        $ 223.5      $  46.7      $  10.4     $ 424.4
                 Noninterest income..........................        83.0          124.6         78.4         66.3       352.3
                 Provision for loan losses...................        14.3            5.6           --           --        19.9
                 Noninterest expense.........................       101.1          292.4         98.3         39.7       531.5
                                                                  -------        -------      -------      -------     -------
                 Income before income taxes..................       111.4           50.1         26.8         37.0       225.3
                 Income taxes................................        42.5           19.3         10.4          1.0        73.2
                                                                  -------        -------      -------      -------     -------
                 Net income..................................     $  68.9        $  30.8      $  16.4      $  36.0     $ 152.1
                                                                  =======        =======      =======      =======     =======
                 (in millions)
                 Average Assets..............................     $ 6,736        $ 9,163      $ 1,240      $ 6,019     $23,158
                                                                  =======        =======      =======      =======     =======
                 Average Loans...............................     $ 6,671        $ 7,294      $    35      $(1,673)    $12,327
                                                                  =======        =======      =======      =======     =======
                 Average Deposits............................     $   407        $ 9,202      $ 2,344      $ 3,137     $15,090
                                                                  =======        =======      =======      =======     =======
                 1998
                 (in millions)
                 Net interest income (FTE basis).............     $ 132.5        $ 211.6      $  51.9      $   4.6     $ 400.6
                 Noninterest income..........................        71.2          113.9         85.2(1)      64.7       335.0
                 Provision for loan losses...................        15.2            4.3          0.1          0.2        19.8
                 Noninterest expense.........................        84.7          276.5        101.6         40.8       503.6
                                                                  -------        -------      -------      -------     -------
                 Income before income taxes..................       103.8           44.7         35.4         28.3       212.2
                 Income taxes................................        39.2           17.2         13.8          5.1        75.3
                                                                  -------        -------      -------      -------     -------
                 Net income..................................     $  64.6        $  27.5      $  21.6      $  23.2     $ 136.9
                                                                  =======        =======      =======      =======     =======
                 (in millions)
                 Average Assets..............................     $ 6,242        $ 8,849      $ 1,223      $ 4,563     $20,877
                                                                  =======        =======      =======      =======     =======
                 Average Loans...............................     $ 6,067        $ 7,075      $    62      $(1,692)    $11,512
                                                                  =======        =======      =======      =======     =======
                 Average Deposits............................     $   412        $ 8,766      $ 2,944      $ 2,041     $14,163
                                                                  =======        =======      =======      =======     =======

           (1) Includes gain on sale of charge card portfolio. A $12.0 million gain was reported in January 1998.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 1999
COMPARED WITH
THIRD QUARTER 1998
--------------------------------------------------------------------------------

SUMMARY The Corporation had third quarter 1999 earnings of $52.2 million, an increase of $6.1 million or 13 percent from third quarter 1998. For the current quarter, annualized cash flow return on average common stockholder's equity was 19.01 percent compared to 16.57 percent in the third quarter of 1998. Annualized cash flow return on average assets was 0.96 percent compared to 0.93 percent a year ago.
               Third quarter net interest income on a fully taxable equivalent basis was $146.0 million, up $15.4 million or 12 percent from $130.6 million in 1998's third quarter. Average earning assets rose 9 percent to $20.40 billion from $18.69 billion in 1998, primarily attributable to an increase of $613 million in average loans and $1.20 billion in the investment securities portfolio. Commercial and residential real estate lending were strong contributors to this loan growth. Net interest margin rose to 2.84 percent from 2.77 percent in the same quarter last year primarily reflecting lower cost of funds.
               The third quarter provision for loan losses of $6.3 million was down $0.7 million from $7.0 million in the third quarter of 1998. Net charge-offs decreased from $5.6 million to $4.1 million, primarily reflecting lower writeoffs in the commercial loan portfolio.
               Noninterest income of $116.5 million for third quarter 1999 remained virtually unchanged from the same quarter last year despite a $7.6 million decline in net gains from investment securities sales. In the current quarter, trust and investment management fees increased $4.0 million or 11 percent, while service charge fees rose $3.1 million or 11 percent. Other sources of revenue growth included loan syndication fees and merchant charge card fees.
               Third quarter 1999 noninterest expenses of $181.2 million increased $10.9 million or 6 percent from last year primarily reflecting continued business growth.
               Annualized return on average common stockholder's equity was
           14.19 percent currently compared to 12.17 percent in the year-earlier quarter.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES
           Net income for Corporate and Institutional Financial Services for the third quarter of 1999 was $23.5 million, an increase of $2.1 million or 10 percent from the year-ago quarter. Total revenue of $77.5 million rose 11 percent from $69.7 million in the third quarter of 1998. Growth in net interest income of $4.0 million was primarily the result of a 7 percent or $455 million increase in loans. The increase in noninterest income of $3.8 million or 16 percent was largely due to foreign exchange, cash management, letters of credit, corporate trust fees and other fee revenue. The provision for loan losses declined by $1.8 million due to continued strong credit quality. Noninterest expense increased $5.9 million or 20 percent to $35.3 million from $29.4 million in the 1998 third quarter, primarily in support of business volume growth. Income taxes increased by $1.6 million compared to the year ago quarter, reflecting higher pretax income.

           CHICAGOLAND BANKING
           Net income for Chicagoland Banking in the third quarter of 1999 was $12.3 million, down 7 percent from the third quarter of 1998. Total revenue of $119.1 million represented growth of $6.4 million or 6 percent from $112.7 million in 1998. Net interest income increased by $8.2 million or 12 percent from $69.9 million a year ago. Noninterest income of $41.0 million decreased $1.8 million or 4 percent over 1998, primarily due to the sale of mortgages in 1998 resulting in gains on the sale. Noninterest expense increased $6.7 million or 7 percent to $96.8 million from $90.1 million in 1998 third quarter.

           ELECTRONIC FINANCIAL SERVICES
           Net income for Electronic Financial Services was $5.2 million in the third quarter of 1999, reflecting an increase of $4.3 million from $0.9 million a year ago. Net interest income increased $2.3 million or 17 percent from the year ago quarter primarily attributable to an increase in balances. Noninterest income increased $2.6 million or 10 percent largely generated by increases in bankcard fees and cash management service fee growth for the quarter. Noninterest expense decreased $2.1 million or 6 percent to $35.8 million from $37.9 million in 1998, primarily attributed to a reduction in operating expenses related to the credit card sale. Income taxes increased by $2.7 million during the current quarter, reflecting higher pretax income.


CONSOLIDATED STATISTICAL SUMMARY                                                           Harris Bankcorp, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Quarter Ended September 30        Nine Months Ended September 30
                                                        -----------------------------------   -----------------------------------
        Daily Average Balances (in millions)                        1999               1998               1999               1998
            Average Rates Earned and Paid               ----------------   ----------------   ----------------   ----------------
          (fully taxable equivalent basis)              Balances   Rates   Balances   Rates   Balances   Rates   Balances   Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.................   $   163    0.03%   $   246    2.96%   $   146    0.89%   $   351     3.84%
  Federal funds sold and securities purchased under
    agreement to resell..............................       198    5.51        210    5.77        208    5.06        154     6.14
                                                        -------            -------            -------            -------
        Total money market assets....................       361    3.04        456    4.25        354    3.33        505     4.54
Trading account assets...............................        92    7.00        105    6.21         83    6.71         78     6.33
Securities available-for-sale:(1)(2)
  U.S. Treasury and Federal agency...................     7,077    5.92      5,961    6.27      6,848    5.96      5,569     6.31
  State and municipal................................       335    7.48        300    8.11        332    7.52        296     8.31
  Other..............................................       143    7.89         90    6.96        142    7.53         55     6.07
                                                        -------            -------            -------            -------
        Total securities available-for-sale..........     7,555    6.02      6,351    6.36      7,322    6.06      5,920     6.41
Loans, net of unearned income........................    12,395    7.48     11,782    7.76     12,327    7.31     11,512     7.79
Assets held for sale.................................        --      --         --      --         --      --         70    15.84
                                                        -------            -------            -------            -------
        TOTAL INTEREST-EARNING ASSETS................    20,403    6.86     18,694    7.14     20,086    6.78     18,085     7.27
                                                        -------            -------            -------            -------
Cash and demand balances due from banks..............     1,307              1,212              1,315              1,231
Other assets.........................................     1,640              1,731              1,757              1,561
                                                        -------            -------            -------            -------
        Total assets.................................   $23,350            $21,637            $23,158            $20,877
                                                        =======            =======            =======            =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...........................................   $ 4,023    3.19    $ 3,520    3.59    $ 3,990    3.21    $ 3,363     3.58
Savings deposits and certificates....................     4,362    4.31      4,606    4.90      4,408    4.39      4,656     4.95
Other time deposits..................................     1,617    5.24      2,114    5.62      1,681    5.08      1,628     5.61
Foreign office time deposits.........................     1,625    5.10      1,280    5.47      1,609    4.87      1,233     5.47
                                                        -------            -------            -------            -------
        TOTAL INTEREST-BEARING DEPOSITS..............    11,627    4.16     11,520    4.70     11,688    4.15     10,880     4.68
Short-term borrowings................................     5,760    4.98      4,193    5.40      5,443    4.80      4,177     5.39
Minority interest -- preferred stock of subsidiary...       250    7.38        250    7.38        250    7.38        212     7.38
Long-term notes......................................       454    6.69        441    7.05        454    6.77        400     7.21
                                                        -------            -------            -------            -------
        TOTAL INTEREST-BEARING LIABILITIES...........    18,091    4.53     16,404    4.98     17,835    4.46     15,669     4.97
Noninterest-bearing deposits.........................     3,403              3,306              3,402              3,283
Other liabilities....................................       288                335                314                314
Stockholder's equity.................................     1,568              1,592              1,607              1,611
                                                        -------            -------            -------            -------
        Total liabilities and stockholder's equity...   $23,350            $21,637            $23,158            $20,877
                                                        =======            =======            =======            =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...........................              2.84%              2.77%              2.83%               2.96%
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


---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                    Quarter Ended September 30     Nine Months Ended September 30
                                                                   ---------------------------    -------------------------------
                                 (in thousands)                         1999             1998            1999              1998
                 ----------------------------------------------------------------------------------------------------------------
                 Interest income...............................     $344,337         $328,645      $  995,690          $960,943
                 Fully taxable equivalent adjustment...........        8,100            7,741          23,669            22,504
                                                                    --------         --------      ----------          --------
                     Interest income (fully taxable equivalent
                       basis)..................................      352,437          336,386       1,019,359           983,447
                 Interest expense..............................      206,461          205,760         594,951           582,858
                                                                    --------         --------      ----------          --------
                     Net interest income (fully taxable
                       equivalent basis).......................     $145,976         $130,626      $  424,408          $400,589
                                                                    ========         ========      ==========          ========
                 Increase (decrease) due to change in:
                     Volume....................................     $ 12,024         $ 14,584      $   42,230          $ 38,611
                     Rate......................................        3,326          (31,492)        (18,411)          (85,376)
                                                                    --------         --------      ----------          --------
                          Total increase (decrease) in net
                            interest income....................     $ 15,350         $(16,908)     $   23,819          $(46,765)
                                                                    ========         ========      ==========          ========

               Third quarter net interest income on an FTE basis was $146.0 million, up 12 percent from $130.6 million in third quarter 1998. Average earning assets increased 9 percent or $1.71 billion to $20.40 billion from $18.69 billion in 1998. Average loans rose $613 million, or 5 percent. Commercial loans and residential real estate loans increased $369 million and $115 million, respectively. Average securities were up 19 percent, or $1.20 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets declined $95 million or 21 percent over third quarter 1998 levels.
               Funding for this asset growth came primarily from money market accounts, foreign time deposits and short-term borrowings, which increased by an average of $601 million, $345 million and $1.14 billion, respectively, offset by declines in interest checking, savings deposits and certificates and other time deposits.
               Net interest margin, the other principal determinant of net interest income, rose from 2.77 percent to 2.84 percent in the current quarter. The increase in the Corporation's net interest margin reflects the lower cost of funds.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                 Quarter Ended September 30          Nine Months Ended September 30
                                                       ------------------------------------    ------------------------------------
                 Daily Average Balances (in millions)              1999                1998                1999                1998
                 Average Rates Earned and Paid         ----------------    ----------------    ----------------    ----------------
                 (fully taxable equivalent basis)      Balances   Rates    Balances   Rates    Balances   Rates    Balances   Rates
                 ------------------------------------------------------------------------------------------------------------------
                 Interest-earning assets.............  $20,403    6.86%    $18,694    7.14%    $20,086    6.78%    $18,085    7.27%
                                                       =======             =======             =======             =======
                 Interest-bearing liabilities........  $18,091    4.53     $16,404    4.98     $17,835    4.46     $15,669    4.97
                 Noninterest-bearing sources of
                   funds.............................    2,312               2,290               2,251               2,416
                                                       -------             -------             -------             -------
                         Total supporting
                           liabilities...............  $20,403    4.02     $18,694    4.37     $20,086    3.95     $18,085    4.31
                                                       =======             =======             =======             =======
                 Net interest margin (related to
                   average interest-earning
                   assets)...........................             2.84%               2.77%               2.83%               2.96%
                                                                  ====                ====                ====                ====

--------------------------------------------------------------------------------

                                                           Quarter                                  Nine Months
                                                Ended September 30    Increase (Decrease)    Ended September 30
                                               -------------------   --------------------   -------------------
NONINTEREST              (in thousands)          1999       1998      Amount          %       1999       1998
Income             --------------------------------------------------------------------------------------------
                   Trust and investment
                     management fees.........  $ 41,105   $ 37,078    $ 4,027         11    $116,419   $106,787
                   Money market and bond
                     trading.................     3,890      3,632        258          7       6,862      8,395
                   Foreign exchange..........     1,850      1,650        200         12       6,164      4,950
                   Merchant and charge card
                     fees....................     8,060      6,867      1,193         17      22,226     20,467
                   Service fees and
                     charges.................    30,592     27,445      3,147         11      86,659     81,347
                   Securities gains..........        60      7,674     (7,614)       (99)     14,051     19,651
                   Gain on sale of credit
                     card portfolio..........        --         --         --         --          --     12,000
                   Bank-owned insurance
                     investments.............    10,221     10,109        112          1      30,746     22,457
                   Foreign fees..............     4,421      4,385         36          1      14,439     14,534
                   Other.....................    16,326     17,497     (1,171)        (7)     54,686     44,433
                                               --------   --------    -------               --------   --------
                   Total noninterest
                     income..................  $116,525   $116,337    $   188         --    $352,252   $335,021
                                               ========   ========    =======        ===    ========   ========


                   Increase (Decrease)
                   -------------------
NONINTEREST          Amount        %
Income             -------------------
                    $  9,632        9
                      (1,533)     (18)
                       1,214       25
                       1,759        9
                       5,312        7
                      (5,600)     (28)
                     (12,000)      --
                       8,289       37
                         (95)      (1)
                      10,253       23
                    --------
                    $ 17,231        5
                    ========      ===

           Noninterest income for the 1999 third quarter of $116.5 million was up slightly from the third quarter of 1998. Trust and investment management revenue was $41.1 million, an increase of $4.0 million or 11 percent from the previous year. Service fees and charges totaled $30.6 million, an increase of $3.1 million or 11 percent from the prior year. Merchant and charge card fees rose $1.2 million or 17 percent from the previous year. Foreign exchange revenue was $1.9 million, up 12 percent from the third quarter of 1998. Other sources of revenue growth included syndication fees and income from tax-advantaged assets. Net gains from securities sales declined by $7.6 million to virtually nothing as increased market rates reduced prices on debt securities.

NONINTEREST
EXPENSES
                                                      Quarter                                        Nine Months
                                                Ended September 30     Increase (Decrease)    Ended September 30
                                                -------------------   --------------------   -------------------
AND INCOME               (in thousands)           1999       1998      Amount          %       1999       1998
Taxes              ---------------------------------------------------------------------------------------------
                   Salaries and other
                     compensation.............  $ 87,974   $ 82,596    $ 5,378          7    $261,414   $242,275
                   Pension, profit sharing and
                     other employee
                     benefits.................    17,567     14,645      2,922         20      53,962     44,633
                   Net occupancy..............    13,633     12,355      1,278         10      35,833     38,016
                   Equipment..................    15,416     13,019      2,397         18      45,333     38,859
                   Marketing..................     8,099      6,837      1,262         18      21,102     19,433
                   Communication and
                     delivery.................     5,626      5,263        363          7      18,455     16,379
                   Expert services............     5,684      8,902     (3,218)       (36)     22,130     22,647
                   Contract programming.......     3,483      7,020     (3,537)       (50)      8,942     17,826
                   Other......................    17,445     13,769      3,676         27      45,667     45,474
                                                --------   --------    -------               --------   --------
                                                 174,927    164,406     10,521          6     512,838    485,542
                   Amortization of goodwill
                     and other valuation
                     intangibles..............     6,311      5,969        342          6      18,676     18,037
                                                --------   --------    -------               --------   --------
                   Total noninterest
                     expenses.................  $181,238   $170,375    $10,863          6    $531,514   $503,579
                                                ========   ========    =======               ========   ========
                   Provision for income
                     taxes....................  $ 14,734   $ 15,779    $(1,045)        (7)   $ 49,495   $ 52,866
                                                ========   ========    =======        ===    ========   ========

NONINTEREST
EXPENSES

                    Increase (Decrease)
                   --------------------
AND INCOME          Amount          %
Taxes              --------------------
                    $19,139          8
                      9,329         21
                     (2,183)        (6)
                      6,474         17
                      1,669          9
                      2,076         13
                       (517)        (2)
                     (8,884)       (50)
                        193         --
                    -------
                     27,296          6
                        639          4
                    -------
                    $27,935          6
                    =======
                    $(3,371)        (6)
                    =======        ===

--------------------------------------------------------------------------------

           Noninterest expenses for 1999 third quarter totaled $181.2 million, an increase of $10.9 million or 6 percent from the third quarter of 1998.
               Employment-related expenses totaled $105.5 million, an increase of $8.3 million or 9 percent from the year ago quarter, reflecting both salary adjustments and growth in benefit costs. Employee benefit increases were in part a function of lower discount rates applied to projected retirement liabilities. Net occupancy expenses totaled $13.6 million, up $1.3 million from the prior year's third quarter. Equipment expenses increased $2.4 million or 18 percent over third quarter 1998. Expert services decreased $3.2 million to $5.7 million in third quarter 1999. Contract programming totaled $3.5 million, down $3.5 million from the prior year's third quarter, due to limits on new systems development in order to devote resources to ensuring that all current systems are Y2K compliant. Other noninterest expenses increased $3.7 million or 27 percent. Goodwill and other valuation intangibles increased $0.3 million or 6 percent.
               Income tax expense totaled $14.7 million, a decrease of 7 percent from $15.8 million recorded in third quarter 1998, reflecting a reduction in the effective tax rate from 34 percent to 30 percent.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at September 30, 1999 was $1.59 billion, compared with $1.65 billion at both December 31, 1998 and September 30, 1998. Excluding adjustments for unrealized gains and losses from securities available-for-sale, total equity increased $117.6 million from September 30, 1998. During the preceding twelve months, the Corporation declared common and preferred dividends of $66.0 million and $16.6 million, respectively. 1998 common dividends included special dividends of $125 million of which $50 million related to the sale of Harris Trust and Savings Bank's ("HTSB") credit card portfolio.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.91 percent and
           11.63 percent, respectively, at September 30, 1999. HTSB's Tier 1 and total risk-based capital ratios were 8.77 percent and 10.92 percent, respectively, at September 30, 1999.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.31 percent and 7.47 percent, respectively, for the third quarter of 1999.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations that became effective on or before September 30, 1999, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles

--------------------------------------------------------------------------------

           (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 1999, the Corporation's intangible assets totaled $255 million, including approximately $238 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.25 percent and 7.39 percent, respectively, for the third quarter of 1999.
               The following is a summary of the Corporation's capital ratios:

                                                                             September 30   December 31   September 30
                 (in thousands)                                                      1999          1998           1998
                 -----------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $23,838,424    $22,797,830   $21,888,325
                                                                             ===========    ===========   ===========
                 Average assets (quarter)..................................  $23,349,539    $22,265,475   $21,637,109
                                                                             ===========    ===========   ===========
                 Risk-based on-balance sheet assets........................  $14,668,292    $14,077,289   $13,702,895
                                                                             ===========    ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,690,348    $ 4,559,231   $ 4,485,067
                                                                             ===========    ===========   ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................  $19,115,873    $18,374,480   $17,920,902
                                                                             ===========    ===========   ===========
                 Tier 1 capital............................................  $ 1,703,022    $ 1,591,846   $ 1,560,804
                                                                             ===========    ===========   ===========
                 Supplementary capital.....................................  $   520,603    $   535,363   $   531,568
                                                                             ===========    ===========   ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................  $ 2,222,975    $ 2,126,585   $ 2,091,787
                                                                             ===========    ===========   ===========
                 Tier 1 leverage ratio.....................................         7.31%          7.26%         7.34%
                 Risk-based capital ratios
                   Tier 1..................................................         8.91%          8.66%         8.71%
                   Total...................................................        11.63%         11.57%        11.67%

--------------------------------------------------------------------------------

NONPERFORMING                                                                   September 30    June 30    September 30
Assets            (in thousands)                                                        1999       1999            1998
                  -----------------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................    $23,429       $34,501      $32,276
                  Restructured loans..........................................      2,986         1,948        2,851
                                                                                  -------       -------      -------
                  Total nonperforming loans...................................     26,415        36,449       35,127
                  Other assets received in satisfaction of debt...............        338         1,181          897
                                                                                  -------       -------      -------
                  Total nonperforming assets..................................    $26,753       $37,630      $36,024
                                                                                  =======       =======      =======
                  Nonperforming loans to total loans (end of period)..........        .21%          .29%         .29%
                  Nonperforming assets to total loans (end of period).........        .21%          .30%         .30%
                                                                                  =======       =======      =======
                  90-day past due loans still accruing interest...............    $37,411       $28,279      $29,603
                                                                                  =======       =======      =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at September 30, 1999 totaled $27 million, or 0.21 percent of total loans, down from $38 million or 0.30 percent of total loans at June 30, 1999. Nonperforming assets were down from $36 million or 0.30 percent of total loans a year ago.
               Interest shortfall for the quarter ended September 30, 1999 was $0.5 million compared to $1.0 million one year earlier.

--------------------------------------------------------------------------------

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

                                                                       Impaired Loans          Impaired Loans
                                                                   For Which There Is      For Which There Is             Total
                 (in thousands)                                     Related Allowance    No Related Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 September 30, 1999
                 Balance.......................................          $ 7,336                 $19,079            $26,415
                 Related allowance.............................            2,293                      --              2,293
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 5,043                 $19,079            $24,122
                                                                         =======                 =======            =======
                 December 31, 1998
                 Balance.......................................          $13,542                 $ 6,676            $20,218
                 Related allowance.............................            2,661                      --              2,661
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $10,881                 $ 6,676            $17,557
                                                                         =======                 =======            =======
                 September 30, 1998
                 Balance.......................................          $21,961                 $13,166            $35,127
                 Related allowance.............................            8,159                      --              8,159
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $13,802                 $13,166            $26,968
                                                                         =======                 =======            =======

                                                                                                             Nine Months Ended
                                                                        Quarter Ended September 30                September 30
                                                                       ---------------------------       ---------------------
                 (dollars in thousands)                                     1999              1998          1999          1998
                 -------------------------------------------------------------------------------------------------------------
                 Average impaired loans............................     $31,005           $32,766        $35,317       $31,020
                                                                        =======           =======        =======       =======
                 Total interest income on impaired loans...........     $   186           $     7        $   288       $    62
                                                                        =======           =======        =======       =======
                 Interest income on impaired loans recorded on a
                   cash basis......................................     $   186           $     7        $   288       $    62
                                                                        =======           =======        =======       =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE                                                                                             Nine Months Ended
LOAN LOSSES                                                        Quarter Ended September 30                 September 30
                                                                  ---------------------------      -----------------------
                   (in thousands)                                       1999             1998          1999           1998
                   -------------------------------------------------------------------------------------------------------
                   Balance, beginning of period.................   $143,575         $135,433       $140,608       $130,876
                                                                   --------         --------       --------       --------
                   Charge-offs..................................     (6,028)          (9,368)       (20,285)       (21,592)
                   Recoveries...................................      1,885            3,755          5,502          7,775
                                                                   --------         --------       --------       --------
                   Net charge-offs..............................     (4,143)          (5,613)       (14,783)       (13,817)
                   Provision charged to operations..............      6,259            7,000         19,866         19,761
                                                                   --------         --------       --------       --------
                   Balance at September 30......................   $145,691         $136,820       $145,691       $136,820
                                                                   ========         ========       ========       ========
                   Net charge-offs as a percentage of provision
                     charged to operations......................         66%              80%            74%            70%
                   Allowance for possible loan losses to
                     nonperforming loans (period-end)...........        552%             390%
                   Allowance for possible loan losses to
                     nonperforming assets (period-end)..........        545%             380%
                   Allowance for possible loan losses to total
                     loans outstanding (period-end).............       1.14%            1.14%

           The Corporation's provision for loan losses for the current quarter was $6.3 million, down 11 percent from $7.0 million in last year's third quarter. Net charge-offs decreased from $5.6 million to $4.1 million for the current quarter, bringing net charge-offs on a year-to-date basis to $14.8 million compared to $13.8 million in the same 1998 period. The decrease in 1999 third quarter net charge-offs primarily reflects a decrease in commercial loan write-offs. For the third quarter of 1999, net charge-offs related to commercial loans were $3.2 million, compared to $4.4 million for the third quarter of 1998.
               At September 30, 1999, the allowance for possible loan losses was $146 million, equal to 1.14 percent of total loans outstanding, up from $137 million or 1.14 percent of total loans one year ago; however, the allowance as a percentage of nonperforming loans increased from 390 percent at September 30, 1998, to 552 percent at September 30, 1999.
--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 38 percent of the Corporation's total assets and amounted to $9.09 billion at September 30, 1999. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, has a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal that terminates on December 18, 1999. There were no borrowings under this credit facility in year-to-date 1999 or 1998.

--------------------------------------------------------------------------------

               Total core deposits increased from $11.45 billion or 60 percent of total non-equity funding at September 30, 1998 to $11.89 billion or 56 percent of total non-equity funding at September 30, 1999. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 3 percent quarter-to-quarter, reflecting increases in domestic demand deposits and money market accounts. Total wholesale deposits and short-term borrowings increased from $7.66 billion or 40 percent of total non-equity funding at September 30, 1998 to $9.30 billion or 44 percent of total non-equity funding at September 30, 1999. Total deposits averaged $15.03 billion in the third quarter of 1999, an increase of $204 million compared to the same quarter last year.
               Average money market assets in the third quarter of 1999 decreased $95 million or 21 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 1999 remaining unchanged from one year ago. Average money market liabilities increased 36 percent to $4.31 billion this quarter from $3.17 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 1999, $1.50 billion of short-term notes were outstanding compared to $762 million at September 30, 1998.
--------------------------------------------------------------------------------
FORWARD-
LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, the Year 2000 issue, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.
--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1998, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1998.
--------------------------------------------------------------------------------

YEAR 2000  A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and other date sensitive assets can accommodate the date value for the year 2000. The Year 2000 issue is pervasive, as almost all companies use date-sensitive systems which could be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability. The U.S. banking industry has aggressively worked towards avoiding problems associated with Year 2000 and is considered among the industries best prepared for the impending date change.
               The Corporation's systems and other date sensitive assets have been updated to manage the Year 2000 date issue seamlessly, and the Corporation anticipates that the transition will be a non-event for its customers. The Corporation has assessed and continues to monitor the readiness of third parties that it interfaces with, such as vendors, counterparties, customers, and payment systems, to mitigate the potential risks that Year 2000

--------------------------------------------------------------------------------

           poses. In addition, the Corporation has assessed the readiness of companies that have borrowed from or are counterparties of the Corporation or its subsidiaries to ensure that incremental Year 2000-related credit risks are addressed as part of the Corporation's existing credit risk management framework. While the Corporation's objective is to ensure that all aspects of the Year 2000 issue affecting the Corporation will be fully resolved on time, it is not possible to be completely certain that all aspects of the Year 2000 issue that may affect the Corporation, particularly those related to the effects of customers, suppliers, or other third parties with whom the Corporation conducts business, will be addressed in their entirety. Accordingly, the Corporation has incorporated Y2K risks into its regular contingency plans that protect its systems and business processes against unplanned events that would prevent normal operations. The Corporation then tested these modified contingency plans.
               Emfisys, the Corporation's operations group, acting in support of all of the operating segments, has overall responsibility for converting systems to accommodate the calendar change. Each of the Corporation's lines of business is responsible for remediation of the assets used to conduct its operations and provide services or products to its clients, while attempting to ensure that both the technical and the business risks imposed by the Year 2000 issue are addressed. A governance structure has been established to deal with this issue, which includes a Year 2000 Project Office and regular monitoring of progress by the Corporation's Management Committee, Risk Management Committee, Year 2000 Steering Committees and the Board of Directors.
               The process for Year 2000 compliance has followed four major phases: inventory, impact assessment and plan, implementation, and integration testing. The implementation phase includes remediation, validation, conversion, and replacement or retirement of the asset. Integration testing is to confirm that the business functions work accurately and without disruption under year 2000-specific dates, with all applications functioning correctly with interfaces and infrastructure. All four steps have been completed for all critical business applications. The principal costs are those associated with the remediation and testing of computer applications. A major portion of these costs will be met from existing resources, through a reprioritization of technology development initiatives, with the remainder representing incremental costs. As a result, the Corporation's management does not anticipate significant cost savings to occur after the Year 2000 issue is satisfactorily remedied. In total, the Corporation expects the cost of solving the Year 2000 issue to be approximately $51.9 million, including $11.7 million of capital costs, as follows:

                  Estimated spending for Year 2000 system changes for
                    mainframe and centrally supported client server
                    applications over 5 years (1996 to 2000)..................  $26.3 million
                  Estimated business unit costs, including end-user developed applications, and embedded systems, e.g., elevators,
                    security access systems, etc..............................   13.9 million
                  Estimated capital costs for central information technology
                    and business units........................................   11.7 million
                                                                                -------------
                  Total estimated spending over five years....................  $51.9 million
                                                                                -------------
                                                                                -------------

               The total cost of the Corporation's Year 2000 program from inception through September 30, 1999, was $47.4 million, of which $11.0 million was capitalized.
--------------------------------------------------------------------------------

NINE MONTHS
ENDED
SEPTEMBER 30,
1999
COMPARED
WITH 1998  The Corporation's earnings for the nine months ended September 30,
           1999 were $152.1 million. This represented a $15.2 million or 11 percent increase from 1998 earnings of $136.9 million. Annualized cash flow return on average common stockholder's equity was 18.09 percent compared to 16.43 percent a year ago.
               Net interest income on a fully taxable equivalent basis was $424.4 million in the current period, an increase of $23.8 million or 6 percent from $400.6 million in the 1998 year-to-date period. Average earning assets rose to $20.09 billion from $18.08 billion a year ago attributable to an increase of 7 percent or $815 million in average loans and $1.40 billion in investment securities. Commercial and residential real estate lending were the major contributors to loan growth. Net interest margin declined to 2.83 percent from

--------------------------------------------------------------------------------

           2.96 percent in 1998 primarily reflecting the continued growth in new business and the relatively higher cost of additional funding in 1999.
               The 1999 provision for loan losses of $19.9 million was up slightly from $19.8 million a year ago. Net charge-offs increased $1.0 million to $14.8 million, primarily reflecting increased writeoffs in the commercial loan portfolio.
               Noninterest income increased $17.2 million or 5 percent to $352.3 million in 1999 compared to a year ago. A $12.0 million gain on sale of the credit card portfolio was recognized in 1998. Excluding that gain, noninterest income increased 9 percent from the prior year. In the current year, trust and investment management income increased $9.6 million and service charge fees increased $5.3 million, while foreign exchange income increased $1.2 million. Securities gains declined $5.6 million compared to a year ago while trading income decreased $1.5 million from the prior year. Other sources of revenue growth include income from tax-advantaged investments and merchant charge card fees.
               Noninterest expenses of $531.5 million rose $27.9 million or 6 percent from a year ago. Income tax expense declined by $3.4 million, reflecting a lower effective tax rate.
               Annualized return on average common stockholder's equity was
           13.52 percent for the current year-to-date period compared to 12.01 percent in the same period a year ago.
--------------------------------------------------------------------------------
OPERATING
SEGMENT
REVIEW     CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES
           Net income for Corporate and Institutional Financial Services for year-to-date 1999 was $68.9 million, up 7 percent from the year-ago period. The increase of $11.3 million, or 9 percent, in net interest income was primarily the result of a 10 percent or $604 million increase in loans from $6.07 billion in 1998 to $6.67 billion in 1999, offset somewhat by lower margins. The growth in noninterest income of $11.8 million or 17 percent was largely due to foreign exchange, global finance, corporate trust fees and other revenue. The decrease in the provision for loan losses of $0.9 million is attributable to continued strong credit quality. Noninterest expense rose $16.4 million or 19 percent to $101.1 million from $84.7 million in 1998, primarily in support of business volume growth. Income taxes increased by $3.3 million compared to a year ago, reflecting higher pretax income.

           CHICAGOLAND BANKING
           Net income for Chicagoland Banking in 1999 was $30.8 million, up 12 percent from the 1998 year-to-date period. Total revenue of $348.1 million represented growth of $22.6 million or 7 percent from $325.5 million in 1998. Net interest income increased by $11.9 million or 6 percent from $211.6 million a year ago, largely generated by growth in loan volume. Noninterest income of $124.6 million rose $10.7 million or 9 percent over 1998 levels, primarily due to higher mortgage loan originations in 1999 and increased personal trust and investment management revenue. Noninterest expense increased $15.9 million or 6 percent to $292.4 million from $276.5 million in 1998. The increase was primarily due to continuing increased investments in various retail initiatives including the creation of private banking activities in Florida, expansion of private banking activities in Arizona, and enhancement of products and services for retail and business banking customers.

--------------------------------------------------------------------------------

           ELECTRONIC FINANCIAL SERVICES
           Net income for Electronic Financial Services was $16.4 million in 1999, a decrease of $5.2 million or 24 percent from $21.6 million a year ago. Comparability between years is impacted by the first quarter 1998 gain on the sale of the Corporation's credit card portfolio. Excluding the gain, net income on a comparative basis increased $2.1 million, an increase of 15 percent from $14.3 million a year ago. Net interest income fell by $5.2 million or 10 percent from $51.9 million, primarily due to the reduction in balances as a result of the credit card sale. Noninterest income declined $6.8 million or 8 percent. Excluding the gain on the sale of the credit card portfolio, noninterest revenue growth was $5.2 million or 7 percent. Growth was primarily due to increases in bankcard fees and cash management service fees. Noninterest expense decreased $3.3 million or 3 percent to $98.3 million from $101.6 million in 1998, primarily attributed to a reduction in operating expenses related to the credit card sale. Income taxes decreased by $3.4 million during the year, reflecting lower pretax income.

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

HARRIS BANKCORP, INC.
BOARD OF DIRECTORS

Alan G. McNally
Chairman of the Board and
Chief Executive Officer

Edward W. Lyman, Jr.
Vice Chair of the Board

Pastora San Juan Cafferty
Professor
University of Chicago
School of Social Service Administration

Martin R. Castro
Attorney at Law

Haven E. Cockerham
Senior Vice President Human
Resources
R.R. Donnelley & Sons Company

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

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

                        EXHIBIT A--HARRIS BANKCORP, INC.
                           1999 THIRD QUARTER REPORT
                               SEPTEMBER 30, 1999