Form 10-K405
period 1999-12-31
HARRIS BANKCORP INC
filed 2000-03-22
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      1999
                                   FORM 10-K
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-18179

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

                      Documents incorporated by reference:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                             PAGE
                                                                             ----
                                     PART I
Item 1        Business....................................................      2
Item 2        Properties..................................................      5
Item 3        Legal Proceedings...........................................      6
Item 4        Submission of Matters to a Vote of Security Holders
              (during the fourth quarter of 1999).........................      6

                                     PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................      6
Item 6        Selected Financial Data.....................................      7
Item 7        Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.......................................      9
Item 7a       Quantitative and Qualitative Disclosures About Market
              Risk........................................................      9
Item 8        Financial Statements and Supplementary Data:
              Quarterly Financial Data....................................     43
              Consolidated Statements of Income...........................     44
              Consolidated Statements of Comprehensive Income.............     45
              Consolidated Statements of Condition........................     46
              Statements of Changes in Stockholder's Equity...............     47
              Consolidated Statements of Cash Flows.......................     48
              Notes to Financial Statements...............................     49
              Joint Independent Auditors..................................     84
              Independent Auditors' Report................................     84
Item 9        Changes in and Disagreements with Accountants on Accounting
              and
              Financial Disclosure........................................     84

                                    PART III
Item 10       Directors and Executive Officers of the Registrant..........     85
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................     86

                                     PART IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     86
Signatures................................................................     88

                                     PART I

ITEM 1 -- BUSINESS

BUSINESS OVERVIEW

     Harris Bankcorp, Inc. ("Bankcorp") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal ("BMO").

     Bankcorp provides banking, trust and other financial services domestically and internationally through 14 bank and 15 active nonbank subsidiaries and an Edge Act subsidiary. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; and Harris Trust Bank of Arizona. All bank subsidiaries, with the exception of Harris Trust Bank of Arizona, are located in Illinois. Nonbank subsidiaries consist of trust companies and other specialized financial services companies. The trust companies include Harris Trust Company of California and Harris Trust Company of New York. The trust companies provide specialized nondeposit services, notably stock transfer, personal trust and indenture trust. On February 1, 2000, Bankcorp announced its agreement to sell its subsidiaries' stock transfer and indenture trust businesses in separate transactions. Other principal nonbank subsidiaries include Harris Investors Direct, Inc., a discount brokerage company, Harris Investment Management, Inc., a registered investment adviser, and Harris Preferred Capital Corporation ("HPCC"), a real estate investment trust ("REIT"). For further information on publicly traded preferred stock issued by HPCC, see Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters section on page 6. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, 57 domestic branch offices and 97 automated teller machines ("ATMs") located in the Chicago area. Additionally, HTSB has representative offices in Dallas, Houston, Los Angeles, New York, San Francisco and Tokyo; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York.

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

     On January 29, 1998, HTSB transferred its credit card portfolio to a company to be owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. At the time of the sale, HTSB's charge card portfolio balance amounted to approximately $693 million, representing less than 5 percent of the Corporation's total consolidated assets. Upon completion of the transfer, HTSB received cash and an equity interest in the newly formed company, Partner's First Holdings, LLC, which it immediately sold for cash to Bankmont.

     HTSB's overseas activities are conducted through its representative offices, a foreign branch and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products. See the International Banking section on page 40.

     HTSB's Trust Department furnishes a variety of trust services to individuals, businesses, municipalities and charitable organizations. HTSB acts as trustee of personal, corporate, pension and other employee benefit trusts; serves as executor and administrator of estates; and, until the sale of these businesses as noted, acts as stock and bond registrar and transfer agent, dividend reinvestment agent and paying agent.

     The Corporation has four primary operating segments, identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Private Client Group serves the needs of affluent individuals in Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including personal trust, investment management, customized lending and financial planning. Electronic Financial Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business. For further information on operating results by segment, see the Operating Segment Review section on page 11.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project," "target" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.

HARRIS BANK GROWTH STRATEGY

     The Corporation is a key strategic asset and competitive advantage for BMO in the United States. Harris Bank (which includes both the Corporation and its sister company, Harris Bankmont, Inc.) has announced a growth strategy to continue to aggressively build value -- becoming the dominant full-service bank in "Chicagoland"; the premier mid-market corporate/investment bank in the Midwest; and expand in fast-growing "Sunbelt" markets.

     The first component of Harris Bank's strategy is continued strong organic growth in three advantaged core businesses: community banking, private banking, and mid-market corporate banking. Community banking is reflected in the Chicagoland Banking operating segment, while private banking and mid-market corporate banking are reflected in the Private Client Group and Corporate and Institutional Financial Services operating segments, respectively. See Operating Segment Review section on page 11 of this Report. Harris Bank has experienced sustained market momentum in large, high opportunity markets: the extremely fragmented and under-served Chicagoland marketplace where the largest banks combine for a 30% market share of retail deposits; a strong and diversified Midwest mid-market, which is broadly defined from Ohio west to Colorado, and Minnesota south to Missouri; and more broadly in the U.S. in private banking, mid-market specialized industry sectors and cash management nation-wide.

     Since 1994, Harris Bank has turned in consistent growth in earnings and profitability. Net income has more than doubled to $227 million and cash ROE has increased from the 10-11% level to the 17-18% range. Since 1994, in Chicagoland, Harris Bank has substantially built a retail bank. It has tripled its customer base from 300,000 to 900,000; increased market penetration from 1 household in 14 in 1994 to 1 household in 5 today; and tripled distribution from 40 to 140 branches, including state-of-the-art "multi-channel" delivery, call center, internet, and data mining capability. Retail deposit share has more than tripled from 2.7% to 8.4% during the period, and Harris Bank is the number two home equity and mortgage lender in Chicagoland.

     Harris Bank has carved out a unique "locally rooted/centrally leveraged" market position by keeping local bank charters; stripping out and centralizing overhead and operations and creating a network of local marketing, sales and service units. At the same time Harris Bank is achieving a reduction in branch headcount of 30% over a three year period (1998-2000) with levels of customer satisfaction which surveys show to be substantially above Harris Bank's large bank competitors and the only one of the major banks gaining market share. Harris Bank has set a goal to become the dominant full-service bank in Chicagoland, through building small business, private, commercial and corporate mid-market segments across Chicagoland, on top of a retail distribution system already in place. Specifically, Harris Bank is importing BMO's small business capability from Canada; and Hispanic banking capability from its Mexican affiliate, Bancomer, to serve the rapidly growing and underserved market of 1.2 million Hispanics in Chicagoland. Harris is one of the premier mid-market corporate banks in the Midwest. As a major growth initiative, Harris is combining its mid-market corporate banking activity with BMO's investment bank, Nesbitt Burns, to create a fully integrated mid-market corporate/investment bank focused on the Midwest and specialized industry sectors nation-wide. In the Sunbelt, Harris will be leveraging its "multi-channel" platform in Chicago, its investment and strategic alliance with Bancomer, and its current operations in Arizona and Florida -- to build its business in fast growing Sunbelt markets.

     While Harris Bank has an internal growth strategy for various U.S. lines of business, it will continue to assess selective merger, acquisition and joint venture opportunities, to strategically enhance organic growth. This includes the recent acquisitions of Chicago-based discount broker, Burke, Christensen & Lewis Securities, Inc. and Village Banc of Naples in Florida by Bankmont which will extend Harris Bank's participation in U.S. markets. It also encompasses exiting those lines of business in which it lacks the scale and competitive advantages, such as its corporate trust business. Harris Bank will continue to grow and expand in Chicagoland, the Midwest and beyond -- and the combined target for the Corporation and Harris Bankmont remains sustained double-digit growth in earnings, with cash ROE rising to the 20% level by 2003.

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

REGULATION AND SUPERVISION

     Bankcorp is a legal entity, separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Notes 15 and 16 to Financial Statements on pages 74 through 76 of this Report provide details with respect to regulatory capital and dividend restrictions.

     In addition, the banking subsidiaries are subject to certain restrictions on any extensions of credit to Bankcorp and (with certain exceptions) other affiliates, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans. As a bank holding company, Bankcorp is subject to the Bank Holding Company Act of 1956, as amended, which generally limits the activities of the holding company and its subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 generally broadens the ability of eligible bank holding companies, including Bankcorp, to affiliate with other industries, particularly insurance and investment banking. Regulatory authorities have issued or will issue regulations implementing the Act's provisions. The Corporation's ongoing strategic analysis will include the impact of the regulations on its business.

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

EMPLOYEES

     The Corporation and HTSB had full-time equivalent employees of 6,164 and 4,886, respectively, at December 31, 1999.

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

ITEM 3 -- LEGAL PROCEEDINGS

     For information on the Corporation's legal proceedings, see Note 17 to Financial Statements on page 76 of this Report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholder during the fourth quarter of 1999.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 1999, Bankcorp declared and paid to Bankmont approximately $66 million in cash dividends on common stock and $17 million in cash dividends on preferred stock. In 1998, Bankcorp declared and paid to Bankmont approximately $182 million in cash dividends on common stock and $17 million in cash dividends on preferred stock. In 1997, Bankcorp declared and paid to Bankmont approximately $42 million in cash dividends and $3 million in noncash dividends on common stock and $17 million in cash dividends on preferred stock. At December 31, 1999, 1998 and 1997, the Corporation's equity capital included $225 million of preferred stock, respectively.

     Effective February 11, 1998, HPCC issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized," HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share. During 1999 and 1998, HPCC paid $18 million and $16 million of dividends on preferred stock, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                                                FOR THE YEARS ENDED DECEMBER 31
                                                               ------------------------------------------------------------------
                                                                  1999          1998          1997          1996          1995
                                                                  ----          ----          ----          ----          ----
                                                                             (FULLY TAXABLE EQUIVALENT (FTE) BASIS)
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
INTEREST INCOME
Loans, including fees......................................    $  928,907    $  904,746    $  928,155    $  838,789    $  778,770
Money market assets:
 Deposits at banks.........................................         1,486        10,833        31,464        30,483        38,617
 Federal funds sold and securities purchased under
   agreement to resell.....................................        10,383         8,980        12,692        11,918        19,330
Trading account............................................         5,609         4,965         4,638         4,968         4,556
Securities held-to-maturity................................            --            --            --            --        77,820
Securities available-for-sale..............................       455,326       386,397       319,475       276,077       162,867
                                                               ----------    ----------    ----------    ----------    ----------
 Total interest income.....................................     1,401,711     1,315,921     1,296,424     1,162,235     1,081,960
                                                               ----------    ----------    ----------    ----------    ----------
INTEREST EXPENSE
Domestic deposits..........................................       411,188       442,542       378,825       284,301       215,276
Foreign deposits...........................................        79,420        66,555        96,832       113,866       143,310
Short-term borrowings......................................       215,080       176,083       156,559       160,790       168,993
Senior notes...............................................        69,027        47,689        39,883        22,425        31,125
Minority interest -- dividends on preferred stock of
 subsidiary................................................        18,437        16,389            --            --            --
Long-term notes............................................        31,186        29,495        26,499        26,067        23,005
                                                               ----------    ----------    ----------    ----------    ----------
 Total interest expense....................................       824,338       778,753       698,598       607,449       581,709
                                                               ----------    ----------    ----------    ----------    ----------
Net Interest Income........................................       577,373       537,168       597,826       554,786       500,251
Provision for loan losses..................................        25,034        26,957        58,447        56,540        42,995
                                                               ----------    ----------    ----------    ----------    ----------
Net Interest Income after Provision for Loan Losses........       552,339       510,211       539,379       498,246       457,256
                                                               ----------    ----------    ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees.......................       155,810       143,724       133,714       117,762       149,979
Money market and bond trading..............................         8,892        10,512         7,269         7,992         5,110
Foreign exchange...........................................         8,314         6,772         5,364         9,992        14,248
Merchant and charge card fees..............................        30,189        26,772        50,085        47,244        41,788
Service fees and charges...................................       116,423       109,372        96,324        82,802        69,333
Portfolio securities gains.................................        14,075        26,953        13,207         8,786        23,379
Gain on sale of credit card portfolio......................            --        12,000            --            --            --
Bank-owned insurance investments...........................        41,414        32,339        12,917         8,484            --
Other......................................................        87,865        82,597        58,868        46,245        34,436
                                                               ----------    ----------    ----------    ----------    ----------
 Total noninterest income..................................       462,982       451,041       377,748       329,307       338,273
                                                               ----------    ----------    ----------    ----------    ----------
NONINTEREST EXPENSES
Employment.................................................       422,162       387,009       372,142       326,994       318,302
Net occupancy..............................................        48,573        51,342        56,462        47,690        46,099
Equipment..................................................        61,812        52,622        48,119        41,715        42,541
Marketing..................................................        30,732        25,896        25,675        29,342        25,583
Other......................................................       126,454       137,631       133,440       130,087       118,228
                                                               ----------    ----------    ----------    ----------    ----------
                                                                  689,733       654,500       635,838       575,828       550,753
Goodwill and other valuation intangibles...................        25,036        24,104        27,839        18,168         9,350
                                                               ----------    ----------    ----------    ----------    ----------
 Total noninterest expenses................................       714,769       678,604       663,677       593,996       560,103
                                                               ----------    ----------    ----------    ----------    ----------
FTE pretax income..........................................       300,552       282,648       253,450       233,557       235,426
Applicable income taxes....................................        65,138        69,901        70,076        65,812        70,175
FTE adjustment.............................................        32,361        30,122        26,800        25,381        17,700
                                                               ----------    ----------    ----------    ----------    ----------
 Net Income................................................       203,053       182,625       156,574       142,364       147,551
Dividends on preferred stock...............................        16,594        16,594        16,594        15,006            --
                                                               ----------    ----------    ----------    ----------    ----------
Net income applicable to common stock......................    $  186,459    $  166,031    $  139,980    $  127,358    $  147,551
                                                               ==========    ==========    ==========    ==========    ==========
PER COMMON SHARE STATISTICS
Net income applicable to common stock......................        $27.97        $24.91        $21.00        $19.10        $22.13
Common stock dividends.....................................          9.85         27.22          6.30          7.23         39.40
Average common shares outstanding (in thousands)...........         6,667         6,667         6,667         6,667         6,667
PROFITABILITY RATIOS
Net income:
 % Average total assets....................................          0.86%         0.86%         0.82%         0.83%         0.95%
 % Average common stockholder's equity.....................         13.56         11.92         10.54         11.55         13.61
 % Average total assets (cash basis*)......................          0.94          0.94          0.92          0.91          1.00
 % Average common stockholder's equity (cash basis*).......         18.14         16.24         15.43         15.15         14.88
NUMBER OF EMPLOYEES AT YEAR-END
(full-time equivalent basis)...............................         6,164         6,170         6,425         6,363         5,749

-------------------------

* See the Return on Assets and Common Stockholder's Equity section of this Report on page 20 for further information.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENTS OF CONDITION

                                                                        YEARS ENDED DECEMBER 31
                                                  -------------------------------------------------------------------
                                                     1999          1998          1997          1996          1995
                                                     ----          ----          ----          ----          ----
                                                         (DAILY AVERAGES, IN THOUSANDS EXCEPT PER SHARE DATA)
ASSETS
Cash and demand balances due from banks.........  $ 1,321,662   $ 1,270,509   $ 1,225,644   $ 1,147,075   $ 1,206,234
Money market assets:
  Interest-bearing deposits at banks............      167,207       297,705       601,672       576,913       566,072
  Federal funds sold and securities purchased
    under agreement to resell...................      199,662       162,429       229,572       213,939       330,783
Portfolio securities:
  Held-to-maturity..............................           --            --            --            --       962,245
  Available-for-sale............................    7,391,635     6,126,443     4,895,735     4,219,179     2,611,707
Trading account assets..........................       82,691        78,805        68,336        70,452        64,777
Domestic loans, net of unearned income..........   12,372,917    11,536,285    10,870,692     9,888,591     8,735,388
Foreign office loans, net of unearned income....      139,798       123,705        90,584        59,235        50,183
                                                  -----------   -----------   -----------   -----------   -----------
      Total loans...............................   12,512,715    11,659,990    10,961,276     9,947,826     8,785,571
Allowance for possible loan losses..............     (144,579)     (134,896)     (136,760)     (134,310)     (126,041)
                                                  -----------   -----------   -----------   -----------   -----------
      Net loans.................................   12,657,294    11,794,886    11,098,036    10,082,136     8,911,612
Premises and equipment..........................      386,145       332,393       293,879       247,521       224,205
Customers' liability on acceptances.............       41,893        42,864        62,547        87,972       104,994
Bank-owned insurance investments................      744,573       592,460       236,704       162,819        42,428
Goodwill and other valuation intangibles........      259,473       277,106       308,746       185,673        48,531
Other assets....................................      551,607       521,366       472,301       452,971       693,565
                                                  -----------   -----------   -----------   -----------   -----------
      Total assets..............................  $23,514,684   $21,227,174   $19,219,652   $17,178,030   $15,515,071
                                                  ===========   ===========   ===========   ===========   ===========
LIABILITIES
Demand deposits.................................  $ 3,075,139   $ 3,287,124   $ 3,020,864   $ 2,812,007   $ 2,808,747
Interest checking deposits......................      265,046       334,633       853,800       815,853       629,448
Money market accounts...........................    4,061,648     3,106,277     1,964,212     1,434,293     1,037,963
Savings deposits and certificates...............    4,408,294     4,630,387     4,734,360     3,626,767     2,442,101
Other time deposits.............................    1,700,593     1,733,510       914,836       674,985       682,320
Deposits in foreign offices.....................    1,627,569     1,279,126     1,795,952     2,159,909     2,435,124
                                                  -----------   -----------   -----------   -----------   -----------
      Total deposits............................   15,138,289    14,371,057    13,284,024    11,523,814    10,035,703
Short-term borrowings...........................    4,434,176     3,417,420     3,000,177     3,220,570     3,010,753
Senior notes....................................    1,322,518       855,366       695,329       392,283       512,204
Acceptances outstanding.........................       41,906        42,866        62,561        87,969       105,064
Other liabilities...............................      273,350       286,490       245,448       275,925       465,145
Minority interest -- preferred stock of
  subsidiary....................................      250,000       221,918            --            --            --
Long-term notes.................................      454,512       413,869       379,192       371,734       299,771
                                                  -----------   -----------   -----------   -----------   -----------
      Total liabilities.........................   21,914,751    19,608,986    17,666,731    15,872,295    14,428,640
Preferred stock.................................      225,000       225,000       225,000       203,115         2,466
Common stockholder's equity.....................    1,374,933     1,393,188     1,327,921     1,102,620     1,083,965
                                                  -----------   -----------   -----------   -----------   -----------
      Total liabilities and stockholder's
        equity..................................  $23,514,684   $21,227,174   $19,219,652   $17,178,030   $15,515,071
                                                  ===========   ===========   ===========   ===========   ===========
RATIOS (PERCENTAGE OF TOTAL AVERAGE ASSETS)
Money market assets.............................          1.6%          2.2%          4.3%          4.6%          5.8%
Portfolio securities and trading account
  assets........................................         31.8          29.2          25.8          25.0          23.5
Loans, net of unearned income...................         53.2          54.9          57.0          57.9          56.6
Deposits........................................         64.4          67.7          69.1          67.1          64.7
Short-term borrowings...........................         18.9          16.1          15.6          18.7          19.4
Common stockholder's equity.....................         5.85          6.56          6.91          6.42          6.99
SELECTED YEAR-END DATA
Loans, net of unearned income...................  $13,114,029   $12,228,400   $10,868,250   $10,744,653   $ 9,517,797
Allowance for possible loan losses..............      147,235       140,608       130,876       142,211       129,259
Total assets....................................   24,862,878    22,797,830    20,133,461    18,228,740    15,676,201
Deposits........................................   15,294,956    15,322,842    14,432,063    12,990,301    10,228,782
Long-term notes.................................      454,673       454,387       379,278       379,107       363,952
Preferred stock -- Series A.....................      180,000       180,000       180,000       180,000       180,000
Preferred stock -- Series B.....................       45,000        45,000        45,000        45,000            --
Common stockholder's equity.....................    1,355,757     1,426,032     1,407,515     1,290,166       965,776
YEAR-END COMMON STOCKHOLDER'S EQUITY PER COMMON
  SHARE.........................................      $203.34       $213.88       $211.10       $193.50       $144.85

ITEM 7  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SUMMARY

1999 COMPARED TO 1998

     The Corporation had 1999 earnings of $203.1 million, an 11 percent increase from $182.6 million in 1998. Earnings comparability was affected by the sale of the Corporation's credit card portfolio in January 1998. Excluding the results from credit card activities sold, "core earnings" increased 16 percent in 1999 compared to 1998. "Core revenue" on the same basis increased by 7 percent for the current year.

     For 1999, return on average common equity ("ROE") was 13.56 percent compared to ROE of 11.92 percent for 1998. Return on average assets ("ROA") was
0.86 percent in 1999 compared to 0.86 percent in the prior year. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less gross average intangible assets. For the current year, cash ROE was 18.14 percent compared to cash ROE of 16.24 percent in 1998.

     Net interest income on a fully taxable equivalent basis was $577.4 million, up $40.2 million or 7 percent from $537.2 million in 1998. Net interest margin declined from 2.93 percent to 2.82 percent currently, reflecting a relatively greater use of wholesale funding sources to support earning asset growth. Average earning assets rose $2.12 billion or 12 percent to $20.46 billion in the current year, attributable to an increase of 7 percent or $853 million in average loans and $1.42 billion in investment securities. Commercial loans and residential mortgages were the primary contributors to the growth in loans.

     Noninterest income of $463.0 million was up $11.9 million or 3 percent year-to-year, due to strong growth in trust and investment management fees and service charge fees. Trust and investment management fees rose $12.1 million or 8 percent from the prior year while service fees and charges rose $7.1 million or 6 percent. Income from bank-owned insurance investments increased $9.1 million or 28 percent from 1998 due to increased investment balances. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, increased $5.3 million from 1998. Gains from sales of securities were substantially less in 1999, $14.1 million compared to $27.0 million in 1998. Money market and bond trading profits declined $1.6 million in 1999.

     The 1999 noninterest expenses of $714.8 million rose $36.2 million or 5 percent from last year. The major categories reflecting increases were employment expense and equipment/systems expense. The increase in employment related expenses reflects both salary adjustments and growth in benefit costs. Employee benefits increases were in part a function of lower discount rates applied to projected retirement liabilities. The increase in equipment expense primarily reflects expenditures related to the Y2K issue. Income taxes declined $4.8 million during the current year, reflecting a lower effective tax rate in 1999.

     The 1999 provision for loan losses of $25.0 million was down $1.9 million from 1998. Net loan charge-offs during the current year were $18.4 million compared to $17.2 million in the same period last year, with the difference primarily reflecting lower recoveries in the commercial portfolio in the current year, partially offset by lower write-offs in both the consumer and commercial loan portfolios.

     Nonperforming assets at December 31, 1999 totaled $27 million, or 0.21 percent of total loans, compared to $27 million or 0.21 percent at September 30, 1999, and $21 million or 0.17 percent a year ago. At December 31, 1999, the allowance for possible loan losses was $147 million, equal to 1.12 percent of loans outstanding compared to $141 million at the end of 1998, equal to 1.15 percent of loans outstanding. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 536 percent at December 31, 1999 compared to 677 percent at December 31, 1998.

     At December 31, 1999, consolidated equity capital of the Corporation amounted to $1.58 billion, down from $1.65 billion at December 31, 1998. Bankcorp paid $66 million in dividends on common stock and

$17 million of preferred dividends. Unrealized securities losses, net of tax, were $156 million at December 31, 1999 compared to unrealized securities gains, net of tax, of $38 million at December 31, 1998. At December 31, 1999 and 1998, the Corporation's equity capital included $225 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 7.07 percent in 1999 compared to 7.26 percent in 1998. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1999, the Corporation's Tier 1 and total risk-based capital ratios were 8.88 percent and 11.54 percent, respectively, compared to respective ratios of 8.66 percent and 11.57 percent at December 31, 1998. The 1999 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

     In February 1998, HPCC, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering (See Note 15 to Financial Statements on page 74 of this Report). The preferred stock qualifies as Tier 1 capital of the Corporation for U.S. banking regulatory purposes.

1998 COMPARED TO 1997

     The Corporation had 1998 earnings of $182.6 million, a 17 percent increase from $156.6 million in 1997. Earnings comparability was affected by the sale of the Corporation's credit card portfolio in January 1998. Excluding the results from credit card activities sold, "core earnings" increased 24 percent in 1998 compared to 1997. "Core revenue" on the same basis increased by 11 percent in 1998.

     For 1998, ROE was 11.92 percent compared to ROE of 10.54 percent for 1997. ROA was 0.86 percent in 1998 compared to 0.82 percent in 1997. For 1998, cash ROE was 16.24 percent compared to cash ROE of 15.43 percent in 1997.

     Net interest income on a fully taxable equivalent basis was $537.2 million in 1998, down $60.7 million or 10 percent from $597.8 million in 1997. Net interest margin declined from 3.56 percent in 1997 to 2.93 percent in 1998, reflecting the impact of the credit card portfolio sale in January 1998. Average earning assets rose $1.56 billion or 9 percent to $18.34 billion in 1998, attributable to an increase of 6 percent or $699 million in average loans and $1.17 billion in the investment securities portfolio. Excluding the charge card portfolio, average loans rose $1.50 billion or 15 percent. Commercial loans and residential mortgages were the primary contributors to this growth.

     Noninterest income of $451.0 million was up $73.3 million or 19 percent in 1998 from 1997 despite a $23.3 million decline in merchant and credit card fees resulting from the 1998 first quarter card portfolio sale. Trust and investment management fees rose 7 percent from 1997 while service fees and charges rose 14 percent. Other income, which includes syndication fees, gains on mortgage sales and other gains and fee income, increased $55.2 million from 1997. Securities gains were $27.0 million in 1998 compared to $13.2 million in 1997, while money market and bond trading profits were up $3.2 million in 1998.

     1998 noninterest expenses of $678.6 million rose 2 percent from 1997. Excluding the costs associated with the credit card portfolio, expenses increased 7 percent year-to-year, reflecting modest growth in employment-related expenses, partially offset by reductions in non-employment costs.

     Income taxes increased $3.1 million during 1998, reflecting higher pretax income somewhat offset by a reduction in the Corporation's effective tax rate.

     The 1998 provision for loan losses of $27.0 million was down from $58.4 million in 1997. Net loan charge-offs during 1998 were $17.2 million compared to $69.8 million in the same period in 1997, with the difference primarily attributable to lower write-offs as a result of the credit card portfolio sale.

     Nonperforming assets at December 31, 1998 totaled $21 million, or 0.17 percent of total loans, compared to $36 million or 0.30 percent at September 30, 1998, and $20 million or 0.20 percent at December 31, 1997. At December 31, 1998, the allowance for possible loan losses was $141 million, equal to 1.15 percent of loans outstanding compared to $131 million at the end of 1997, equal to 1.20 percent of loans outstanding. As a result, the ratio of the allowance for possible loan losses to nonperforming assets of 677 percent at December 31, 1998 remained essentially unchanged from December 31, 1997.

     At December 31, 1998, consolidated equity capital of the Corporation amounted to $1.65 billion, up from $1.63 billion at December 31, 1997. Bankcorp paid $182 million in dividends on common stock and $17 million of preferred dividends. At December 31, 1998, the Corporation's equity capital included $225 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 7.26 percent in 1998 compared to 6.81 percent in 1997. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1998, the Corporation's Tier 1 and total risk-based capital ratios were 8.66 percent and 11.57 percent, respectively, compared to respective ratios of 7.94 percent and 10.72 percent at December 31, 1997. The 1998 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

OPERATING SEGMENT REVIEW

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust distribution. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management, Inc. (the Corporation's institutional investment manager).

     The "Other" category is comprised of the Corporation's Treasury unit, which serves as the Corporation's funding unit, as well as income from bank-owned insurance investments and inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

     Selected segment information is included in the following table:

                               CORPORATE AND
                               INSTITUTIONAL                 ELECTRONIC
                                 FINANCIAL     CHICAGOLAND   FINANCIAL    PRIVATE CLIENT             CONSOLIDATED
                                 SERVICES        BANKING      SERVICES        GROUP         OTHER       TOTAL
                               -------------   -----------   ----------   --------------    -----    ------------
                                                                 (IN MILLIONS)
1999
Net interest income (FTE
  basis).....................     $198.3         $255.6        $ 67.2           49.0       $   7.3     $ 577.4
Noninterest income...........      108.5           74.4         104.4          131.2          44.5       463.0
Provision for loan losses....       18.2            6.6            --            0.3          (0.1)       25.0
Noninterest expense..........      137.8          281.6         134.2          150.8          10.4       714.8
                                  ------         ------        ------         ------       -------     -------
Income before income taxes...      150.8           41.8          37.4           29.1          41.5       300.6
Income taxes.................       60.3           17.4          14.9           11.7          (6.8)       97.5
                                  ------         ------        ------         ------       -------     -------
Net income...................     $ 90.5         $ 24.4        $ 22.5         $ 17.4       $  48.3     $ 203.1
                                  ======         ======        ======         ======       =======     =======
Average Assets...............     $6,875         $8,015        $1,255         $1,240       $ 6,130     $23,515
                                  ======         ======        ======         ======       =======     =======
Average Loans................     $6,797         $6,276        $   36         $1,087       $(1,683)    $12,513
                                  ======         ======        ======         ======       =======     =======
Average Deposits.............     $  394         $7,957        $2,421         $1,260       $ 3,106     $15,138
                                  ======         ======        ======         ======       =======     =======
1998
Net interest income (FTE
  basis).....................     $178.0         $240.8        $ 68.1           45.5       $   4.8     $ 537.2
Noninterest income...........      100.7           69.0         108.4(1)       121.8          51.1       451.0
Provision for loan losses....       21.1            5.7           0.1            0.3          (0.2)       27.0
Noninterest expense..........      123.1          271.3         132.0          131.3          20.9       678.6
                                  ------         ------        ------         ------       -------     -------
Income before income taxes...      134.5           32.8          44.4           35.7          35.2       282.6
Income taxes.................       53.5           14.5          17.8           14.5          (0.3)      100.0
                                  ------         ------        ------         ------       -------     -------
Net income...................     $ 81.0         $ 18.3        $ 26.6         $ 21.2       $  35.5     $ 182.6
                                  ======         ======        ======         ======       =======     =======
Average Assets...............     $6,330         $7,835        $1,230         $1,090       $ 4,742     $21,227
                                  ======         ======        ======         ======       =======     =======
Average Loans................     $6,159         $6,157        $   59(1)      $  954       $(1,669)    $11,660
                                  ======         ======        ======         ======       =======     =======
Average Deposits.............     $  407         $7,633        $2,999         $1,216       $ 2,116     $14,371
                                  ======         ======        ======         ======       =======     =======
1997
Net interest income (FTE
  basis).....................     $125.5         $234.2        $135.1         $ 37.7       $  65.3     $ 597.8
Noninterest income...........       83.9           49.9         113.9          108.1          21.9       377.7
Provision for loan losses....       15.0            1.8          50.0            0.2          (8.6)       58.4
Noninterest expense..........      117.8          258.7         153.2          124.8           9.2       663.7
                                  ------         ------        ------         ------       -------     -------
Income before income taxes...       76.6           23.6          45.8           20.8          86.6       253.4
Income taxes.................       30.6           10.3          18.7            7.9          29.3        96.8
                                  ------         ------        ------         ------       -------     -------
Net income...................     $ 46.0         $ 13.3        $ 27.1         $ 12.9       $  57.3     $ 156.6
                                  ======         ======        ======         ======       =======     =======
Average Assets...............     $5,293         $7,656        $1,836         $  865       $ 3,570     $19,220
                                  ======         ======        ======         ======       =======     =======
Average Loans................     $5,033         $6,295        $  841         $  745       $(1,953)    $10,961
                                  ======         ======        ======         ======       =======     =======
Average Deposits.............     $  549         $7,007        $2,556         $1,189       $ 1,983     $13,284
                                  ======         ======        ======         ======       =======     =======

-------------------------

(1) Includes gain on sale of charge card portfolio. A $12 million gain was reported in January 1998 and average loans decreased by $693 million.

CORPORATE AND INSTITUTIONAL FINANCIAL SERVICES

     Net income for Corporate and Institutional Financial Services in 1999 was $90.5 million, up 12 percent from 1998. Total revenue of $306.8 million represented a growth of 10 percent from $278.7 million in 1998. The growth of $20.3 million or 11 percent in net interest income was primarily the result of a 10 percent or $638 million increase in the corporate banking loan portfolio from $6.16 billion in 1998 to $6.80 billion in 1999, along with an increase in margins. The growth in noninterest income of $7.8 million or 8 percent was largely due to increased corporate trust, foreign exchange, cash management and other fees. The decrease in the provision for loan losses of $2.9 million is primarily attributable to continued high credit quality of the existing portfolio. Noninterest expense increased $14.7 million or 12 percent to $137.8 million from $123.1 million in 1998, primarily in support of business volume growth. Income taxes increased by $6.8 million during the year, reflecting higher pretax income.

     Corporate and Institutional Financial Services' 1998 net income increased 76 percent or $35.0 million to $81.0 million from 1997. Total revenue increased $69.3 million or 33 percent to $278.7 million from $209.4 million in 1997. The 42 percent or $52.5 million year-to-year growth in net interest revenue was primarily attributed to a 22 percent or $1.13 billion increase in the corporate banking loan portfolio. The growth in noninterest revenue of $16.8 million or 20 percent was largely due to increased syndication, corporate trust, letter of credit and foreign exchange fees. The increase in the provision for loan losses of $6.1 million is attributable to the growth in the corporate loan portfolio. Noninterest expense increased by $5.3 million to $123.1 million from $117.8 million in 1997, primarily in support of business volume growth. Income taxes increased by $22.9 million in 1998, primarily due to higher pretax earnings.

     On February 1, 2000, the Corporation announced the sale of its corporate trust businesses. In separate and unrelated transactions, the indenture trust business is being sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales will result in an estimated pre-tax gain to Bankcorp of approximately $50 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The sales are subject to regulatory approval and are expected to close during first quarter 2000. In 1999, noninterest revenue from the corporate trust businesses amounted to $51.7 million. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for this segment in future periods.

CHICAGOLAND BANKING

     Net income for Chicagoland Banking in 1999 was $24.4 million, up 33 percent from 1998. Total revenue of $330.0 million represented a growth of $20.2 million or 7 percent from $309.8 million in 1998. Net interest income increased by $14.8 million or 6 percent from $240.8 million, largely generated by increased spreads on earning assets. Noninterest income of $74.4 million increased $5.4 million or 8 percent over 1998 levels, primarily due to higher service charges. The increase in the provision for loan losses of $0.9 million was primarily attributable to community banking activities and reflected growth in the retail loan portfolio. Noninterest expense increased $10.3 million or 4 percent to $281.6 million from $271.3 million in 1998. The increase was primarily due to continuing costs related to various retail initiatives including the enhancement of products and services for retail and business banking customers. Income taxes increased by $2.9 million during 1999, reflecting higher pretax income.

     Net income for Chicagoland Banking in 1998 was $18.3 million, up 38 percent from 1997. Total revenue of $309.8 million represented a growth of $25.7 million or 9 percent from $284.1 million in 1997. Net interest income increased by $6.6 million or 3 percent from $234.2 million, largely generated by an increase in the investment portfolio. Noninterest income of $69.0 million increased $19.1 million or 38 percent over 1997 levels, primarily due to higher mortgage loan originations in 1998. The increase in the provision for loan losses of $3.9 million was primarily attributable to community banking activities and reflected growth in the retail loan portfolio and lower recoveries in 1998 compared to 1997. Noninterest expense increased $12.6 million or 5 percent to $271.3 million from $258.7 million in 1997. The increase was primarily due to investments in various retail initiatives including completing the conversion, begun in 1995, of remaining retail accounts to a common retail banking platform; expansion of the centralized operations facility and consumer loan utility in support of increased business volumes and the creation of a distinct mortgage loan utility. Income taxes increased by $4.2 million during 1998, reflecting higher pretax income.

ELECTRONIC FINANCIAL SERVICES

     Net income for Electronic Financial Services was $22.5 million in 1999, reflecting a decrease of $4.1 million or 15 percent from $26.6 million in 1998. Comparability between years was impacted by the first quarter 1998 sale of the Corporation's credit card portfolio. Excluding the gain, net income on a comparative basis increased $3.1 million from 1998. Total revenue of $171.6 million decreased by $4.9 million or 3 percent from $176.5 million in 1998. Net interest income fell by $0.9 million or 1 percent from $68.1 million in 1998. Noninterest income declined $4.0 million or 4 percent. Excluding the gain on the sale of the credit card portfolio, noninterest income growth was $8.0 million or 8 percent primarily due to growth in service charges. Noninterest expense increased $2.2 million or 2 percent to $134.2 million from $132.0 million in 1998. Income taxes decreased by $2.9 million during the year, reflecting lower pretax income.

     Net income for Electronic Financial Services was $26.6 million in 1998, reflecting a decrease of $0.5 million or 2 percent from $27.1 million in 1997. Comparability between years is impacted by the first quarter 1998 sale of the Corporation's credit card portfolio. Total revenue of $176.5 million decreased by $72.5 million or 29 percent from $249.0 million in 1997. Net interest income fell by $67.0 million or 50 percent from $135.1 million in 1997, attributable to the charge card sale, which resulted in a decline in average loan balances from $841 million in 1997 to $59 million in 1998. Noninterest income declined $5.5 million or 5 percent due to reduced fee income from the credit card portfolio, partly offset by the $12.0 million pre-tax ($7.2 million after-tax) gain on sale of the credit card portfolio and an increase in cash management service fees. The decrease in the provision for loan losses of $49.9 million was attributable to the sale of the credit card portfolio. Noninterest expense decreased $21.2 million or 14 percent to $132.0 million from $153.2 million in 1997, primarily due to a reduction in operating expenses related to the credit card sale. This was partly offset by the cost of support for business volume increases in cash management services.

PRIVATE CLIENT GROUP

     Net income for Private Client Group in 1999 was $17.4 million, down 18 percent from 1998. Total revenue of $180.2 million represented a growth of $12.9 million or 8 percent from $167.3 million in 1998. Net interest income increased by $3.5 million or 8 percent from $45.5 million, reflecting the 14 percent growth in loan volume. Noninterest income of $131.2 million increased $9.4 million or 8 percent over 1998 levels, primarily due to increased personal trust and investment management revenue. Noninterest expense increased $19.5 million or 15 percent to $150.8 million from $131.3 million in 1998. The increase was due to the expansion of private banking activities in Chicagoland, the opening of two new full service banking facilities in Florida, and investments made in marketing and distribution of the Harris Insight Mutual Funds. Income taxes decreased by $2.8 million during 1999, reflecting lower pretax income.

     Net income for Private Client Group in 1998 was $21.2 million, up 64 percent from 1997. Total revenue of $167.3 million represented growth of $21.5 million or 15 percent from $145.8 million in 1997. Net interest income increased by $7.8 million or 21 percent from $37.7 million, largely the result of loan volume growth. Noninterest income of $121.8 million increased $13.7 million or 13 percent over 1997 levels, due to a combination of increased personal trust and investment management revenue and growth in mortgage origination and sale fees. Noninterest expense increased $6.5 million or 5 percent to $131.3 million from $124.8 million in 1997. The increase represents minimal investments in all private client business. Income taxes increased by $6.6 million during 1998, reflecting higher pretax income.

OTHER

     The results for this segment include income from bank-owned insurance, which increased $9.1 million or 28 percent in 1999 compared to 1998 and $19.4 million in 1998 compared to 1997. In addition, the tax benefits from the bank-owned insurance program reduced the effective tax rate in both 1999 and 1998 compared to 1997.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                              NET INTEREST INCOME

                                                                                           1999
                                                              ---------------------------------------------------------------
                                                                                                    INTEREST 1999 VS. 1998
                                                                                                 ----------------------------
                                                                                                                 INCREASE
                                                                                                                (DECREASE)
                                                                                                             DUE TO CHANGE IN
                                                              AVERAGE                 AVERAGE     NET        ----------------
                                                              BALANCE     INTEREST     RATE      CHANGE      VOLUME      RATE
                                                              -------     --------    -------    ------      ------      ----
                                                                       (FULLY TAXABLE EQUIVALENT BASIS, IN MILLIONS)
EARNING ASSETS/INTEREST INCOME DOMESTIC OFFICES:
Loans, including fees.......................................  $12,373      $  921       7.45%     $32         $63        $(31)
Securities:
  U.S. Treasury and Federal agency..........................    6,928         415       5.99       63          78         (15)
  State and municipal.......................................      334          25       7.52       --           2          (2)
  Other.....................................................      153          11       7.24        6           6          --
                                                              -------      ------                 ---
      Total securities......................................    7,415         451       6.08       69          87         (18)
Trading account assets......................................       83           5       6.78       --          --          --
Interest-bearing deposits at banks..........................      166           2       1.22       --          --          --
Federal funds sold and securities purchased under agreement
  to resell.................................................      158           9       5.49        1           1          --
Assets held for sale........................................       --          --         --       (8)         (8)         --
                                                              -------      ------                 ---
      Total domestic earning assets/ interest income........   20,195       1,388       6.88       94         155         (61)
                                                              -------      ------                 ---
FOREIGN OFFICES:
Loans, including fees.......................................      140           8       5.37        1           1          --
Securities:
  U.S. Treasury and Federal agency..........................       81           4       5.20       --          --          --
Interest-bearing deposits at banks..........................        1          --         --       (9)         (1)         (8)
Federal funds sold and securities purchased under agreement
  to resell.................................................       41           1       4.11       --           1          (1)
                                                              -------      ------                 ---
      Total foreign earning assets/interest income..........      263          13       4.88       (8)         (7)         (1)
                                                              -------      ------                 ---
TOTAL DOMESTIC AND FOREIGN EARNING ASSETS/INTEREST INCOME...  $20,458       1,401       6.85       86         147         (61)
                                                              =======      ======                 ===
SUPPORTING LIABILITIES/INTEREST EXPENSE DOMESTIC OFFICES:
Interest checking deposits..................................  $   265           6       2.11       (2)         (2)         --
Money market accounts.......................................    3,730         125       3.35       12          21          (9)
Savings deposits and certificates...........................    4,408         194       4.40      (33)        (10)        (23)
Other interest-bearing time deposits........................    1,674          87       5.19       (8)         (2)         (6)
                                                              -------      ------                 ---
      Total interest-bearing deposits.......................   10,077         412       4.08      (31)         13         (44)
Short-term borrowings.......................................    4,318         211       4.89       39          49         (10)
Senior notes................................................    1,323          69       5.22       21          25          (4)
Minority interest -- dividends on preferred stock of
  subsidiary................................................      250          18       7.38        2         (14)         16
Long-term notes.............................................      455          31       6.86        2           3          (1)
                                                              -------      ------                 ---
      Total domestic interest-bearing liabilities/interest
        expense.............................................   16,423         741       4.51       33          85         (52)
                                                              -------      ------                 ---
FOREIGN OFFICES:
Time deposits...............................................    1,595          79       4.98       13          17          (4)
Short-term borrowings.......................................      115           4       3.40       --           1          (1)
                                                              -------      ------                 ---
      Total foreign interest-bearing liabilities/ interest
        expense.............................................    1,710          83       4.87       13          18          (5)
                                                              -------      ------                 ---
Total domestic and foreign interest-bearing
  liabilities/interest expense..............................   18,133         824       4.55       46         102         (56)
Other noninterest-bearing supporting liabilities............    2,325          --         --       --          --          --
                                                              -------      ------                 ---
TOTAL DOMESTIC AND FOREIGN SUPPORTING LIABILITIES/INTEREST
  EXPENSE...................................................  $20,458         824       4.03       46          87         (41)
                                                              =======      ======                 ===
TOTAL NET INTEREST INCOME FROM DOMESTIC AND FOREIGN
  OFFICES...................................................               $  577       2.82%     $40         $59        $(19)
                                                                           ======      =====      ===         ===        ====

-------------------------
NOTES TO NET INTEREST INCOME TABLES:
1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
   Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 1999, 1998 and 1997. This adjustment also includes a state tax component.
2. INTEREST INCOME
   The impact of restructured and nonaccrual loans is reflected in all average balance, net interest income and related yield calculations. Average balances include restructured and nonaccrual loans. Interest income and yields on these assets reflect income recorded on a cash basis.
3. VOLUME AND RATE VARIANCES
   The change in interest income/expense attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The rate variance is calculated by multiplying the annual change in rate by the prior year's volume. Any variance attributable jointly to volume and rate changes is prorated on a weighted basis between volume and rate.
4. AVERAGE RATE ON SECURITIES
   Yields on securities classified as available-for-sale are based on amortized cost.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                              NET INTEREST INCOME

                                                                1998                                        1997
                                       ------------------------------------------------------   ----------------------------
                                                                      INTEREST 1998 VS. 1997
                                                                      -----------------------
                                                                                  INCREASE
                                                                               (DECREASE) DUE
                                                                                TO CHANGE IN
                                       AVERAGE              AVERAGE    NET     --------------   AVERAGE              AVERAGE
                                       BALANCE   INTEREST    RATE     CHANGE   VOLUME   RATE    BALANCE   INTEREST    RATE
                                       -------   --------   -------   ------   ------   ----    -------   --------   -------
                                                           (FULLY TAXABLE EQUIVALENT BASIS, IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees................  $11,536    $  890      7.71%    $(33)    $ 54    $ (87)  $10,871    $  923     8.49%
Securities:
  U.S. Treasury and Federal agency...    5,627       352      6.26       65       71       (6)    4,499       287     6.38
  State and municipal................      302        25      8.20       (1)      --       (1)      305        26     8.68
  Other..............................       73         5      6.57        3        2        1        33         2     4.81
                                       -------    ------               ----                     -------    ------
      Total securities...............    6,002       382      6.36       67       74       (7)    4,837       315     6.51
Trading account assets...............       79         5      6.30       --       --       --        68         5     6.79
Interest-bearing deposits at banks...      151         2      1.51        2        2       --        --        --       --
Federal funds sold and securities
  purchased under agreement to
  resell.............................      139         8      5.60       (3)      (3)      --       198        11     5.68
Assets held for sale.................       54         8     15.33        8        8       --        --        --       --
                                       -------    ------               ----                     -------    ------
      Total domestic earning assets/
        interest income..............   17,961     1,295      7.20       41      148     (107)   15,974     1,254     7.85
                                       -------    ------               ----                     -------    ------
FOREIGN OFFICES:
Loans, including fees................      124         7      5.55        2        2       --        90         5     5.24
Securities:
  U.S. Treasury and Federal agency...       81         4      5.53       (1)      --       (1)       80         5     5.76
Interest-bearing deposits at banks...      147         9      5.81      (22)     (26)       4       602        31     5.22
Federal funds sold and securities
  purchased under agreement to
  resell.............................       24         1      5.12       --       --       --        32         1     4.61
                                       -------    ------               ----                     -------    ------
      Total foreign earning
        assets/interest income.......      376        21      5.63      (21)     (21)      --       804        42     5.26
                                       -------    ------               ----                     -------    ------
TOTAL DOMESTIC AND FOREIGN EARNING
  ASSETS/INTEREST INCOME.............  $18,337     1,316      7.18       20      116      (96)  $16,778     1,296     7.72
                                       =======    ======               ====                     =======    ======
SUPPORTING LIABILITIES/INTEREST
EXPENSE
DOMESTIC OFFICES:
Interest checking deposits...........  $   335         8      2.43       (7)     (11)       4   $   854        15     1.73
Money market accounts................    3,106       113      3.63       34       42       (8)    1,964        79     4.03
Savings deposits and certificates....    4,631       227      4.89       (8)      (5)      (3)    4,735       235     4.97
Other interest-bearing time
  deposits...........................    1,710        95      5.55       45       46       (1)      890        50     5.59
                                       -------    ------               ----                     -------    ------
      Total interest-bearing
        deposits.....................    9,782       443      4.52       64       60        4     8,443       379     4.49
Short-term borrowings................    3,317       172      5.19       19       21       (2)    2,910       153     5.27
Senior notes.........................      855        48      5.58        9        9       --       695        39     5.57
Minority interest -- dividends on
  preferred stock of subsidiary......      222        16      7.39       16       16       --        --        --       --
Long-term notes......................      414        29      7.13        2        2       --       379        27     7.29
                                       -------    ------               ----                     -------    ------
      Total domestic interest-bearing
        liabilities/interest
        expense......................   14,590       708      4.86      110      105        5    12,427       598     4.82
                                       -------    ------               ----                     -------    ------
FOREIGN OFFICES:
Time deposits........................    1,250        67      5.33      (30)     (28)      (2)    1,768        97     5.48
Short-term borrowings................      100         4      3.84        1        1       --        90         3     3.65
                                       -------    ------               ----                     -------    ------
      Total foreign interest-bearing
        liabilities/ interest
        expense......................    1,350        71      5.22      (29)     (27)      (2)    1,858       100     5.39
                                       -------    ------               ----                     -------    ------
Total domestic and foreign interest-
  bearing liabilities/interest
  expense............................   15,940       779      4.89       81       80        1    14,285       698     4.89
Other noninterest-bearing supporting
  liabilities........................    2,397        --        --       --       --       --     2,493        --       --
                                       -------    ------               ----                     -------    ------
TOTAL DOMESTIC AND FOREIGN SUPPORTING
  LIABILITIES/INTEREST EXPENSE.......  $18,337       779      4.25       81       66       15   $16,778       698     4.16
                                       =======    ------               ----                     =======    ------
TOTAL NET INTEREST INCOME FROM
  DOMESTIC AND FOREIGN OFFICES.......             $  537      2.93%    $(61)    $ 50    $(111)             $  598     3.56%
                                                  ======     =====     ====     ====    =====              ======     ====

NET INTEREST INCOME

     Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or state income taxes, the Management's Discussion and Analysis section of this Report is prepared on a fully taxable equivalent (FTE) basis, which, in effect, restates tax-advantaged income to a comparable level with nontax-advantaged income. In 1999, the Corporation's FTE net interest income was $577.4 million, up 8 percent from $537.2 million in 1998.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year, which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 1999, the Corporation's average earning assets grew 12 percent, while net interest margin decreased 11 basis points from 2.93 percent in 1998 to 2.82 percent in 1999.

     Average earning assets in 1999 totaled $20.46 billion, up $2.12 billion, or 12 percent, from $18.34 billion in 1998. This growth is primarily the result of an increase in average securities of $1.41 billion, or 23 percent, to $7.50 billion, led by increased holdings of Federal agency securities amounting to $1.34 billion. Average loans increased $853 million, or 7 percent, to $12.51 billion, led by increases in average commercial and real estate loan outstandings of $672 million (9 percent) and $167 million (5 percent), respectively. The growth in average loans is attributable to a growing demand for credit in the U.S. economy coupled with an aggressive marketing effort by the Corporation. Loans and investment securities, as a percent of earning assets, were 61 percent and 37 percent, respectively, compared to 64 percent and 33 percent, respectively, in 1998. Average Federal funds sold and securities purchased under agreement to resell increased 23 percent or $37 million compared to 1998.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also depend on availability of collateral. In 1999, Federal funds purchased and securities sold under agreement to repurchase increased $1.02 billion or 34 percent, which resulted in an increase in short-term borrowings of $1.02 billion or 30 percent from 1998 levels. Domestic interest-bearing deposits increased $296 million, or 3 percent, from 1998. Average foreign office time deposits totaled $1.59 billion, up 28 percent or $345 million, compared to $1.25 billion in 1998. Noninterest-bearing funds supporting earning assets decreased $72 million, and declined from 15 percent to 11 percent year to year as a percentage of average supporting liabilities.

     The Corporation's consolidated net interest margin declined to 2.82 percent from 2.93 percent in 1998. This decrease primarily reflects the continued reliance on wholesale interest-bearing funds to support growth in earning assets.

NONINTEREST INCOME

                                                                          INCREASE           INCREASE
                                                                         (DECREASE)         (DECREASE)
                                      YEARS ENDED DECEMBER 31          1999 VS. 1998       1998 VS. 1997
                                  --------------------------------    ----------------    ---------------
                                    1999        1998        1997       AMOUNT      %       AMOUNT      %
                                    ----        ----        ----       ------      -       ------      -
                                                              (IN THOUSANDS)
Trust and investment
  management fees.............    $155,810    $143,724    $133,714    $ 12,086       8    $ 10,010      7
Money market and bond
  trading.....................       8,892      10,512       7,269      (1,620)    (15)      3,243     45
Foreign exchange..............       8,314       6,772       5,364       1,542      23       1,408     26
Merchant and charge card
  fees........................      30,189      26,772      50,085       3,417      13     (23,313)   (47)
Service fees and charges......     116,423     109,372      96,324       7,051       6      13,048     14
Securities gains..............      14,075      26,953      13,207     (12,878)    (48)     13,746    104
Gain on sale of credit card
  portfolio...................          --      12,000          --     (12,000)   (100)     12,000    100
Bank-owned insurance
  investments.................      41,414      32,339      12,917       9,075      28      19,422    150
Foreign fees..................      18,850      19,575      18,182        (725)     (4)      1,393      8
Other.........................      69,015      63,022      40,686       5,993      10      22,336     55
                                  --------    --------    --------    --------    ----    --------    ---
  Total noninterest income....    $462,982    $451,041    $377,748    $ 11,941       3    $ 73,293     19
                                  ========    ========    ========    ========    ====    ========    ===

     Noninterest income for the year was $463.0 million in 1999, up $11.9 million or 3 percent from 1998. In the first quarter of 1998, the Corporation realized a gain of $12.0 million on the sale of the credit card portfolio. Excluding the credit card gain, noninterest income increased 5 percent over 1998. The primary contributors to the increase were trust and investment management fees and service fees and charges. Gains from sales of securities of $14.1 million were substantially less in 1999 compared to the $27.0 million in 1998.

     Trust and investment management fees were $155.8 million, up $12.1 million or 8 percent from the prior year, primarily from increased personal trust and corporate trust revenue. Service fees and charges were $116.4 million in 1999, up $7.1 million or 6 percent over 1998 due primarily to product growth. Income from bank-owned insurance investments increased $9.1 million or 28 percent from 1998 due to increased investment balances. Other income, which includes syndication fees and mortgage loan sales, increased $6.0 million or 10 percent.

     Trading account gains, primarily from municipal bond trading, totaled $8.9 million, down $1.6 million from 1998. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. Foreign exchange revenues (FX) were $8.3 million, up $1.5 million or 23 percent from 1998. HTSB and BMO combine their U.S. FX trading. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option.

     On February 1, 2000, the Corporation announced the sale of its corporate trust businesses. In separate and unrelated transactions, the indenture trust business is being sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales will result in an estimated pre-tax gain to Bankcorp of approximately $50 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The sales are subject to regulatory approval and are expected to close during first quarter 2000. In 1999, noninterest revenue from the corporate trust businesses amounted to $51.7 million. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.

NONINTEREST EXPENSE

                                                                          INCREASE        INCREASE
                                                                         (DECREASE)      (DECREASE)
                                         YEARS ENDED DECEMBER 31       1999 VS. 1998    1998 VS. 1997
                                      ------------------------------   --------------   -------------
                                        1999       1998       1997      AMOUNT     %    AMOUNT     %
                                        ----       ----       ----      ------     -    ------     -
                                                              (IN THOUSANDS)
Salaries and other compensation.....  $351,251   $326,103   $314,719   $ 25,148     8   $11,384     4
Pension, profit sharing and other
  employee benefits.................    70,911     60,906     57,423     10,005    16     3,483     6
Net occupancy.......................    48,573     51,342     56,462     (2,769)   (5)   (5,120)   (9)
Equipment...........................    61,812     52,622     48,119      9,190    17     4,503     9
Marketing...........................    30,732     25,896     25,675      4,836    19       221     1
Communication and delivery..........    25,163     22,595     24,129      2,568    11    (1,534)   (6)
Deposit insurance...................     3,310      3,082      2,988        228     7        94     3
Expert services.....................    28,455     33,440     31,159     (4,985)  (15)    2,281     7
Contract programming................    12,195     23,633     14,047    (11,438)  (48)    9,586    68
Other...............................    57,331     54,881     61,117      2,450     4    (6,236)  (10)
                                      --------   --------   --------   --------   ---   -------   ---
                                       689,733    654,500    635,838     35,233     5    18,662     3
Goodwill and other valuation
  intangibles.......................    25,036     24,104     27,839        932     4    (3,735)  (13)
                                      --------   --------   --------   --------   ---   -------   ---
     Total noninterest expenses.....  $714,769   $678,604   $663,677   $ 36,165     5   $14,927     2
                                      ========   ========   ========   ========   ===   =======   ===

     Noninterest expenses totaled $714.8 million, up $36.2 million or 5 percent from 1998. Employment-related expenses totaled $422.2 million, an increase of $35.2 million or 9 percent. The increase reflects both salary adjustments and growth in benefit costs. Employee benefit increases were in part a function of lower discount rates applied to projected retirement liabilities. Net occupancy expenses totaled $48.6 million, down $2.8 million from 1998. Equipment expenses totaled $61.8 million, up $9.2 million or 17 percent from 1998 primarily due to additional depreciation from a new retail applications system and a new trust applications system, both placed in service during 1999. Expert services and contract programming decreased $5.0 million and $11.4 million, respectively, primarily due to limits on new systems development in order to devote resources to ensuring that all current systems were Y2K compliant. Amortization of goodwill and other valuation intangibles increased $0.9 million or 4 percent from 1998.

INCOME TAXES

     The Corporation recorded income tax expense of $65.1 million in 1999, compared to $69.9 million in 1998. The Corporation's effective tax rate decreased to 24.3 percent in 1999 from 27.7 percent in 1998 primarily as a result of an increase in tax-advantaged assets.

     At December 31, 1999, the Corporation's Federal and state net deferred tax assets were $68 million and $10 million, respectively. The Corporation has recognized its Federal and state deferred tax assets as management believes that it is more likely than not that the deferred tax assets will be realized.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 1999 also include a $103 million asset for the tax effect of unrealized losses associated with marking to market certain securities designated as available-for-sale.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for

Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." The Statement was effective upon issuance and amended SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, which for the Corporation would be the quarter ending March 31, 2001. The Corporation is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

RETURN ON ASSETS AND COMMON STOCKHOLDER'S EQUITY

     Return on assets ("ROA"), measured by net income as a percentage of average total assets, was 0.86 percent in 1999, remaining unchanged from 1998. The current year's ROA was equal to the average ROA of 0.86 percent for the five-year period ended December 31, 1999. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. The ratio of average common stockholder's equity to average total assets was 5.85 percent in 1999 compared to 6.56 percent in 1998. For 1999, the return on average common stockholder's equity ("ROE") was 13.56 percent, up from the 11.92 percent achieved in 1998 and the 12.24 percent five-year average return for the period ended December 31, 1999.

     Cash ROA of 0.94 percent in 1999 remained unchanged from 1998. Cash ROE was
18.14 percent and 16.24 percent in 1999 and 1998, respectively.

                                                                  YEARS ENDED DECEMBER 31
                                                                ----------------------------
                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                  (BASED ON NET INCOME AND
                                                                      DAILY AVERAGES)
Return on average assets(1).................................     0.86%       0.86%      0.82%
Cash return on average assets(2)............................     0.94        0.94       0.92
Average common stockholder's equity as a percentage of total
  assets(1).................................................     5.85        6.56       6.91
Return on average common stockholder's equity(1)............    13.56       11.92      10.54
Cash return on average common stockholder's equity(3).......    18.14       16.24      15.43
Dividend payout ratio(4)....................................    40.53      108.47      38.99
Earnings retained as a percentage of average common
  stockholder's equity(5)...................................     8.78       (1.11)      7.38
Percentage growth in total average assets...................    10.78       10.45      11.89

-------------------------

(1) Total average assets and average common equity used in these calculations include average gross and net unrealized gains or losses on available-for-sale securities, respectively.

(2) Cash return on average assets is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

(3) Cash return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less gross average intangible assets.

(4) Dividends on common and preferred stock as a percent of net income. 1997 includes both cash and noncash dividends. 1998 ratio includes impact of special dividends equal to $125 million. Excluding the payment of the special dividends as part of a capital restructuring and the sale of HTSB's credit card portfolio, the 1998 dividend payout ratio would have been 40.02%

(5) Earnings retained is defined as net income minus dividends. 1998 includes the impact of special dividends of $125 million. Excluding the payment of the special dividends, earnings retained as a percentage of common stockholder's equity would have been 7.86% in 1998.

CAPITAL POSITION

     The Corporation's equity capital of $1.58 billion at December 31, 1999 has increased significantly from five years earlier when equity capital amounted to $1.02 billion. During 1999 and 1998, Bankcorp declared and paid common dividends of $66 million and $182 million, respectively, and preferred dividends of $17 million in both years. 1998 common dividends included special dividends of $125 million of which $50 million related to the sale of HTSB's credit card portfolio. During 1999, the Corporation's equity capital was reduced by $194 million representing after-tax unrealized holding losses related to the Corporation's securities available-for-sale. During 1998, equity capital was increased by $27 million of after-tax unrealized holding gains. Average consolidated equity capital was $1.60 billion in 1999 compared to $1.62 billion in 1998.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company only net equity investment in bank and nonbank subsidiaries as a percentage of its equity capital, was 106 percent at December 31, 1999, down from 110 percent at December 31, 1998. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

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

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The portion of the allowance for possible loan losses includable in Tier 2 capital is limited to
1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 8.88 percent and 11.54 percent, respectively, at December 31, 1999.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent. The Corporation's Tier 1 leverage ratio was 7.07 percent for fourth quarter 1999.

     In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering (see Note 15 to Financial Statements on page 74 of this Report). The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." See Note 15 to Financial Statements on page 74 of this Report. Based on those regulations effective at December 31, 1999 all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 1999, the highest capital category.

     Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At December 31, 1999 the Corporation's intangible assets totaled $250 million, including approximately $233 million of intangibles excluded under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles) was 7.01 percent for the fourth quarter of 1999.

     Risk-based capital guidelines exclude from Tier 1 capital net unrealized holding gains (losses) associated with marking to market debt securities designated as available-for-sale. Net unrealized losses on marketable equity securities are deducted from Tier 1 capital. Up to 45 percent of the pretax net unrealized holding gains on available-for-sale equity securities may be included in Tier 2 capital. Net unrealized holding gains (losses) excluded from Tier 1 capital for risk-based capital purposes amounted to ($155) million and $38 million at December 31, 1999 and 1998, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years:

                                                                      DECEMBER 31
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                           ----          ----          ----
                                                                    (IN THOUSANDS)
Total assets (end of period)..........................  $24,862,878   $22,797,830   $20,133,461
                                                        ===========   ===========   ===========
Average assets (fourth quarter).......................  $24,574,252   $22,265,475   $19,978,660
                                                        ===========   ===========   ===========
Risk-based on-balance-sheet assets....................  $15,118,070   $14,077,289   $13,051,738
                                                        ===========   ===========   ===========
Risk-based off-balance-sheet assets...................  $ 4,718,669   $ 4,559,231   $ 4,112,859
                                                        ===========   ===========   ===========
     Total risk-based assets, net of deductions (based
       on regulatory accounting principles)...........  $19,598,872   $18,374,480   $16,883,446
                                                        ===========   ===========   ===========
Tier 1 capital........................................  $ 1,739,753   $ 1,591,846   $ 1,339,949
                                                        ===========   ===========   ===========
Supplementary capital.................................  $   522,170   $   535,363   $   470,443
                                                        ===========   ===========   ===========
     Total capital, net of deductions (based on
       regulatory accounting principles)..............  $ 2,261,292   $ 2,126,585   $ 1,809,767
                                                        ===========   ===========   ===========
Tier 1 leverage ratio.................................         7.07%         7.26%         6.81%
Risk-based capital ratios:
     Tier 1...........................................         8.88%         8.66%         7.94%
     Total............................................        11.54%        11.57%        10.72%

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

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 40 percent of the Corporation's total assets and amounted to $9.89 billion at December 31, 1999 compared to liquid assets of $8.83 billion or approximately 39 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 1999, $1.50 billion of senior notes were outstanding with original maturities ranging from 366 to 385 days (remaining maturities ranging from 18 to 223 days) and stated interest rates ranging from 5.00 percent to 5.85 percent. As of December 31, 1998, $940 million of senior notes were outstanding with original maturities ranging from 31 to 182 days (remaining maturities ranging from 22 to 130 days) and stated interest rates ranging from 5.00 percent to 5.50 percent.

     The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts, increased from $11.41 billion or 61 percent of total non-equity funding at December 31, 1998 to $11.87 billion or 57 percent of total non-equity funding at December 31, 1999. Total wholesale deposits and short-term borrowings increased from $7.23 billion or 39 percent of total non-equity funding at December 31, 1998 to $9.03 billion or 43 percent of total non-equity funding at December 31, 1999.

     Average money market liabilities increased 30 percent to $4.43 billion from $3.42 billion for 1998, primarily as a result of increases in Federal funds borrowed and securities sold under repurchase agreements. Average money market assets decreased $93 million or 20 percent from 1998. These assets represented 2 percent of average earning assets in 1999 compared to 3 percent in 1998, primarily reflecting decreases in interest bearing deposits at banks.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminated on December 18, 1999. At that time, the Corporation entered into a new $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 8, 2000. There were no borrowings under either credit facility in 1999 or 1998.

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

                                                              DECEMBER 31, 1999
                           ----------------------------------------------------------------------------------------
                                                  REPRICING PERIOD
                           ---------------------------------------------------------------   NONREPRICING
                           1-31 DAYS   32-90 DAYS   91-365 DAYS   1-5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                           ---------   ----------   -----------   ---------   ------------   ------------    -----
                                                                (IN MILLIONS)
ASSETS
  Loans..................   $ 6,218     $ 2,356       $ 1,290      $ 2,470       $  780        $    --      $13,114
  Available-for-sale and
    trading account
    securities...........       365         677         1,361        2,892        2,565              3        7,863
  Interest-bearing
    deposits at banks....        --         240            --           --           --             --          240
  Federal funds sold and
    securities purchased
    under agreement to
    resell...............       306          --            --           --           --             --          306
  Other assets...........        --          --            --           --           --          3,340        3,340
                            -------     -------       -------      -------       ------        -------      -------
Total assets.............     6,889       3,273         2,651        5,362        3,345          3,343      $24,863
                            -------     -------       -------      -------       ------        -------      =======

                                                              DECEMBER 31, 1999
                           ----------------------------------------------------------------------------------------
                                                  REPRICING PERIOD
                           ---------------------------------------------------------------   NONREPRICING
                           1-31 DAYS   32-90 DAYS   91-365 DAYS   1-5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                           ---------   ----------   -----------   ---------   ------------   ------------    -----
                                                                (IN MILLIONS)
LIABILITIES AND
  STOCKHOLDER'S EQUITY
  Time deposits..........     2,784         678         1,634          547           21             --        5,664
  Savings and interest
    checking deposits....     5,866          --            --           --           --             --        5,866
  Noninterest-bearing
    deposits.............        --          --            --           --           --          3,765        3,765
                            -------     -------       -------      -------       ------        -------      -------
Total deposits...........     8,650         678         1,634          547           21          3,765       15,295
  Federal funds purchased
    and securities sold
    under agreement to
    repurchase...........     4,224         305             8           --           --             --        4,537
  Minority interest-
    preferred stock of
    subsidiary...........        --          --            --           --           --            250          250
  Other interest-bearing
    liabilities..........     1,189         617           903          100           75             --        2,884
  Other
    noninterest-bearing
    liabilities..........        --          --            --           --           --            316          316
  Stockholder's equity...        --          --            --           --           --          1,581        1,581
                            -------     -------       -------      -------       ------        -------      -------
Total liabilities and
  stockholder's equity...    14,063       1,600         2,545          647           96          5,912      $24,863
                            -------     -------       -------      -------       ------        -------      =======
  Interest sensitivity
    gap before net
    interest rate swaps,
    derivative products
    and forward
    commitments..........    (7,174)      1,673           106        4,715        3,249         (2,569)
Net interest rate
  swaps..................       (41)        (61)            8           87            7             --
                            -------     -------       -------      -------       ------        -------
  Interest sensitivity
    gap..................   $(7,215)    $ 1,612       $   114      $ 4,802       $3,256        $(2,569)
                            =======     =======       =======      =======       ======        =======
  Cumulative gap.........               $(5,603)      $(5,489)     $  (687)      $2,569
                                        =======       =======      =======       ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 1999. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. Certificates of deposit are reported based upon scheduled maturity without reference to early redemption or renewal options. Fixed term assets such as residential mortgages and consumer loans are reported based upon scheduled repayments and estimated prepayments based on historical behavior. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 1999, the Corporation had a cumulative negative one-year interest rate gap of $5.5 billion. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

     In addition to gap measurements, the Corporation uses simulation modeling to measure earnings risk and valuation risk, defined as risk to net equity valuation, as a result of various interest rate scenarios and balance sheet structures. These risk measurements include the impact of changes in interest rates on all of the Corporation's assets, liabilities and off-balance-sheet positions. They do not contemplate actions the Corporation could take to reduce risk or actions customers might take in response to changing rates. Earnings risk represents the 12-month impact on net income, and valuation risk represents the change in value of the Corporation's assets and liabilities from adverse changes in interest rates over the period that would be required to eliminate open positions. The model of earnings risk and valuation risk is based on a statistical analysis of historical data to calculate with 99% confidence the potential loss in earnings/change in value the Corporation might experience if an adverse change in market rates were to occur. Shifts in the yield curve and changes in the shape of the yield curve are among the variables considered. Limits are established for valuation risk at individual bank and consolidated levels, and actual exposure is monitored to ensure that these limits are not exceeded.

     Given a static balance sheet at December 31, 1999, for an immediate 100 basis point upward movement in interest rates, net interest income would decrease by approximately $19.2 million over the next year compared to what it would otherwise have been, and the net equity value of all interest-sensitive positions would decrease by $126.6 million. Conversely, a decline in rates would have approximately the same absolute impacts but in the opposite direction. At December 31, 1998, the same analysis using similar assumptions indicated that net interest income would have decreased by approximately $17.5 million and the net equity value of all interest-sensitive positions would have decreased by $152.8 million.

     Management believes that the Corporation is well-positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

CASH FLOWS

     Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statements of Cash Flows can be found on page 48 of this Report. This financial statement is based on period-end balances and does not reflect average investment or financing levels.

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

     The Corporation's Consolidated Statements of Cash Flows divide its activities into three main categories: operating, investing and financing. Operating activities consist of those activities not categorized as investing or financing and generally include cash revenues and expenses associated with providing services to customers. Investing cash flows are defined as those arising from the acquisition or disposal of loans, securities, money market assets, subsidiaries, and fixed assets. Financing cash flows include deposits, both infusions from and dividend payments to the stockholder, along with borrowings and principal repayments to bondholders or other creditors.

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and trading assets be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's cash flows generated from operations. Core operating cash flows, consisting of net income before provision for loan losses and depreciation and amortization, increased by $27 million. Year-end trading account assets decreased $52 million year to year, while loans held for sale (primarily residential mortgages) decreased $153 million.

     In 1999, the Corporation's investing activities utilized a total of $2.54 billion in net cash. Securities, the primary use of new funds, increased $1.14 billion. Interest-bearing deposits at banks increased $141 million, investments in bank-owned insurance increased $47 million and Federal funds sold and securities purchased under agreement to resell increased $150 million.

     In 1999, the Corporation's financing activities included accepting customer deposits, purchasing Federal funds and issuing short-term senior notes. Financing activities provided $2.04 billion of net cash available to the Corporation in 1999. Deposits decreased $28 million and short-term senior notes of $560 million were issued, net. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

     In the past three years, the Corporation has had two significant noncash transactions. As of December 31, 1997, credit card loan balances were transferred to assets held for sale in anticipation of their sale in January 1998. In July 1997, 80 percent ownership of Harris Trust/Bank of Montreal (formerly Harris Trust Company of Florida) was transferred by way of a noncash dividend to Bankmont. See the Securities section below for further information. Noncash portions of these transactions were excluded from the Corporation's Consolidated Statements of Cash Flows.

SELECTED LOAN MATURITY SPREAD

     Variable rate loans, excluding consumer loans, accounted for 60 percent of total loans in 1999 remaining unchanged from 1998. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1.28 billion. Of these loans, $1.09 billion or 85 percent are due within five years. Overall, the average FTE yield on total loans increased to
7.92 percent in 1999 from 7.40 percent in 1998. The Corporation's average prime rate in 1999 was 8.00 percent compared to 8.35 percent in 1998.

Type of Loan, by Maturity*

                                                               DECEMBER 31, 1999
                                                -----------------------------------------------
                                                  WITHIN     1 THROUGH      OVER
                                                  1 YEAR      5 YEARS     5 YEARS      TOTAL
                                                  ------     ---------    -------      -----
                                                                (IN THOUSANDS)
Commercial, financial and agricultural........  $7,322,734   $1,063,529   $192,257   $8,578,520
Real estate construction......................      93,484       24,812      1,421      119,717
Foreign.......................................      36,476          149      1,520       38,145
                                                ----------   ----------   --------   ----------
                                                $7,452,694   $1,088,490   $195,198   $8,736,382
                                                ==========   ==========   ========   ==========
Loans with:
  Predetermined interest rates................  $  375,163   $  347,457   $ 80,496   $  803,116
  Floating interest rates.....................   7,077,531      741,033    114,702    7,933,266
                                                ----------   ----------   --------   ----------
                                                $7,452,694   $1,088,490   $195,198   $8,736,382
                                                ==========   ==========   ========   ==========

-------------------------
* Excludes installment loans to individuals, real estate mortgages and lease financing.

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

     At December 31, 1999, the fair value of available-for-sale securities was $258 million below amortized cost. As a result, stockholder's equity included $156 million of unrealized (after tax effect) holding losses. At December 31, 1998, the fair value of available-for-sale securities was $63 million above amortized cost, and stockholder's equity included $38 million of unrealized (after tax effect) holding gains.

     Securities averaged $7.39 billion in 1999. On an FTE basis, interest income from securities increased $68.9 million to $455.3 million. The overall FTE yield on the Corporation's securities averaged 6.07 percent during 1999. Yields on average available-for-sale securities are based on amortized cost.

                                                         YEARS ENDED DECEMBER 31
                                       ------------------------------------------------------------
                                              1999                 1998                 1997
                                       ------------------   ------------------   ------------------
                                         AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                                         ------     -----     ------     -----     ------     -----
                                                    (FULLY TAXABLE EQUIVALENT YIELDS)
                                               (DAILY BALANCE SHEET AVERAGES, IN THOUSANDS)
Securities available-for-sale
  U.S. Treasury......................  $1,519,674   5.80%   $1,601,437   6.21%   $1,738,220   6.37%
  Federal agency.....................   5,384,491   6.03     4,139,620   6.26     2,810,739   6.38
  State and municipal................     340,665   7.52       312,320   8.19       313,896   8.68
  Other..............................     146,805   7.26        73,066   6.63        32,880   4.81
                                       ----------   ----    ----------   ----    ----------   ----
     Total securities
       available-for-sale............  $7,391,635   6.07%   $6,126,443   6.35%   $4,895,735   6.51%
                                       ==========   ====    ==========   ====    ==========   ====

     The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 1999, the Corporation purchased $12.73 billion of available-for-sale securities, sold $879 million of available-for-sale securities and had $10.71 billion of available-for-sale securities mature. During 1998, the Corporation purchased $17.41 billion of available-for-sale securities, sold $2.55 billion of available-for-sale securities and had $13.20 billion of available-for-sale securities mature. The aforementioned sales of securities generated a pretax net gain of $14.1 million during 1999 compared to a net gain of $27.0 million during 1998 and a net gain of $13.2 million in 1997. On an after-tax basis, the Corporation recorded a net gain from securities sales of $8.6 million in 1999 compared to $16.5 million in 1998 and $8.1 million in 1997. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

     Unrealized holding losses for available-for-sale securities, as of December 31, 1999, amounted to $258 million compared to unrealized holding gains of $63 million as of December 31, 1998. The change in unrealized gains and losses of $321 million was due to losses in market value as a result of increases in interest rates at year-end 1999 versus year-end 1998, and a change in the mix of the portfolio.

Carrying Value

                                                                    DECEMBER 31
                                         -----------------------------------------------------------------
                                                1999                   1998                   1997
                                         -------------------    -------------------    -------------------
                                           AMOUNT        %        AMOUNT        %        AMOUNT
                                           ------        -        ------        -        ------        %
                                                                  (IN THOUSANDS)
Securities available-for-sale
  U.S. Treasury......................    $1,673,773     21.5    $1,545,642     22.1    $1,628,882     31.1
  Federal agency.....................     5,623,783     72.2     4,942,196     71.0     3,253,819     62.2
  State and municipal................       338,797      4.3       337,672      4.9       312,564      6.0
  Other..............................       157,346      2.0       138,144      2.0        34,125      0.7
                                         ----------    -----    ----------    -----    ----------    -----
     Total securities
       available-for-sale............    $7,793,699    100.0    $6,963,654    100.0    $5,229,390    100.0
                                         ==========    =====    ==========    =====    ==========    =====

     At year-end 1999, the weighted average maturity of the Corporation's available-for-sale securities was 5 years and 2 months, a decrease of 3 years and 1 month from the average maturity at the end of 1998. The maturity distribution of the investment portfolio at December 31, 1999, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 1999. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                     DECEMBER 31
                         ----------------------------------------------------------------------------------------------------
                                                                                STATE, MUNICIPAL
                             U.S. TREASURY             FEDERAL AGENCY               AND OTHER                   TOTAL
                         ---------------------      ---------------------      -------------------      ---------------------
                                      WEIGHTED                   WEIGHTED                 WEIGHTED                   WEIGHTED
                                      AVERAGE                    AVERAGE                  AVERAGE                    AVERAGE
                           AMOUNT      YIELD          AMOUNT      YIELD         AMOUNT     YIELD          AMOUNT      YIELD
                           ------     --------        ------     --------       ------    --------        ------     --------
                                                   (FULLY TAXABLE EQUIVALENT YIELDS, IN THOUSANDS)
Securities
  available-for-sale
  Within 1 year........  $  162,045     5.34%       $2,105,450     5.57%       $ 69,614     7.78%       $2,337,109     5.62%
  1 to 5 years.........     940,614     5.52         1,243,038     5.97         184,354     6.96         2,368,006     5.87
  5 to 10 years........     634,442     5.45           880,949     6.38          98,612     7.37         1,614,003     6.07
  Over 10 years........          --       --         1,570,685     6.46          11,201     7.87         1,581,886     6.47
  No stated maturity...          --       --                --       --         150,803     8.27           150,803     8.27
                         ----------     ----        ----------     ----        --------     ----        ----------     ----
  1999 Total...........  $1,737,101     5.48%       $5,800,122     6.02%       $514,584     7.56%       $8,051,807     6.00%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
  1998 Total...........  $1,503,734     5.67%       $4,927,612     5.91%       $469,094     7.60%       $6,900,440     5.97%
                         ==========     ====        ==========     ====        ========     ====        ==========     ====
1999 Average
  maturity.............       4 years 9 months           5 years 6 months         2 years 5 months           5 years 2 months
1998 Average
  maturity.............       4 years 8 months          10 years 5 months         0 years 3 months           8 years 3 months

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 1999, there were no securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 1999.

DEPOSITS

     Total deposits in 1999 averaged $15.14 billion, up $767 million or 5 percent from 1998. The Corporation's average core deposits, consisting of demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, and savings certificates grew $459 million or 4 percent to $11.87 billion. Money market accounts experienced the largest growth, up $955 million or 31 percent over 1998 levels. Interest checking deposits and savings certificates decreased by $70 million or 21 percent and by $270 million or 8 percent over 1998 levels, respectively. Demand deposits also experienced a decrease of $209 million or 6 percent over 1998 levels to $3.11 billion. Passbook and statement savings accounts and other time deposits totaling $1.45 and $1.67 billion respectively, remained at relatively the same level as 1998. Deposits in foreign offices increased by $345 million or 28 percent to $1.59 billion. Daily averages and year-to-year comparisons are summarized below.

                                                                        INCREASE           INCREASE
                                                                       (DECREASE)         (DECREASE)
                                   YEARS ENDED DECEMBER 31            1999 VS. 1998     1998 VS. 1997
                           ---------------------------------------   ---------------   ----------------
                              1999          1998          1997        AMOUNT      %      AMOUNT      %
                              ----          ----          ----        ------      -      ------      -
                                                  (DAILY AVERAGES, IN THOUSANDS)
Demand deposits..........  $ 3,107,787   $ 3,316,611   $ 3,049,283   $(208,824)   (6)  $  267,328     9
Interest checking
  deposits...............      265,046       334,633       853,799     (69,587)  (21)    (519,166)  (61)
Money market accounts....    4,061,648     3,106,277     1,964,212     955,371    31    1,142,065    58
Passbook and statement
  savings accounts.......    1,453,141     1,401,687     1,404,897      51,454     4       (3,210)   (0)
Savings certificates.....    2,982,186     3,251,846     3,354,022    (269,660)   (8)    (102,176)   (3)
Other time deposits......    1,673,560     1,710,364       890,277     (36,804)   (2)     820,087    92
Deposits in foreign
  offices................    1,594,921     1,249,639     1,767,534     345,282    28     (517,895)  (29)
                           -----------   -----------   -----------   ---------   ---   ----------   ---
  Total deposits.........  $15,138,289   $14,371,057   $13,284,024   $ 767,232     5   $1,087,033     8
                           ===========   ===========   ===========   =========   ===   ==========   ===

     Interest expense on deposits decreased by $18.5 million or 4 percent in 1999 primarily due to lower interest rates. Interest expense on domestic deposits decreased 7 percent from 1998, while interest on foreign office deposits increased by 19 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below:

Average Interest Rates Paid

                                                              YEARS ENDED
                                                              DECEMBER 31
                                                           ------------------
                                                           1999   1998   1997
                                                           ----   ----   ----
Interest checking deposits...............................  2.11%  2.43%  1.73%
Money market accounts....................................  3.07   3.63   4.03
Passbook and statement savings accounts..................  3.01   3.32   3.29
Savings certificates.....................................  5.08   5.57   5.67
Other interest-bearing time deposits.....................  5.19   5.55   5.59
Time deposits in foreign offices.........................  4.98   5.33   5.48
  Total interest-bearing deposits........................  4.09%  4.62%  4.66%
                                                           ====   ====   ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $2.35 billion at December 31, 1999. Total interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $136.7 million compared to $150.7 million in 1998 and $115.1 million in 1997. Virtually all time deposits in foreign offices were in denominations of $100,000 or more.

     The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:

Domestic Office Certificates of Deposit

                                                           DECEMBER 31
                                                     ------------------------
                                                      1999     1998     1997
                                                      ----     ----     ----
                                                          (IN MILLIONS)
Maturities:
3 months or less...................................  $1,706   $2,223   $1,132
3 to 6 months......................................     247      427      229
6 to 12 months.....................................     273      210      178
Over 12 months.....................................     127      126       98
                                                     ------   ------   ------
  Total............................................  $2,353   $2,986   $1,637
                                                     ======   ======   ======

MONEY MARKET ASSETS AND LIABILITIES

     The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, decreased 20 percent to $367 million in 1999 from $460 million in 1998. The average yield on money market assets decreased from 4.31 percent in 1998 to 3.31 percent in 1999. Interest income earned on these assets decreased 40 percent to $11.9 million in 1999. At December 31, 1999, interest-bearing deposits at banks and Federal funds sold totaled $240 million and $306 million, respectively, compared to $99 million and $156 million at year-end 1998. There were no reverse repurchase agreements outstanding at December 31, 1999 or December 31, 1998.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, senior notes and other short-term borrowings, represent a managed source of funds for the Corporation. During 1999, money market liabilities averaged $5.76 billion, an increase of 35 percent from 1998, when money market liabilities averaged $4.27 billion. The average rate paid on these borrowings decreased from 5.24 percent in 1998 to
4.94 percent in 1999, reflecting generally lower short-term interest rates experienced by the market during 1999. At December 31, 1999, repurchase agreements totaled $3.26 billion compared to $2.46 billion at year-end 1998. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 1999, 1998 and 1997:

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

                                                              1999            1998            1997
                                                              ----            ----            ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year......................    $4,536,831      $3,440,832      $2,451,873
Average interest rate of outstanding borrowings at end
  of year..............................................          4.66%           4.55%           5.65%
Highest amount outstanding as of any month-end during
  the year.............................................    $4,536,831      $3,445,461      $3,633,014
Daily average amount outstanding during the year.......    $3,635,503      $2,920,337      $2,610,976
Daily average annualized rate of interest..............          4.81%           5.14%           5.22%

     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 1999, 1998 and 1997:

Short-Term Borrowings

                                                                 1999           1998          1997
                                                                 ----           ----          ----
                                                                          (IN THOUSANDS)
Amount outstanding at end of year.........................    $  684,127      $168,151      $503,320
Average interest rate of outstanding borrowings at end of
  year....................................................          6.44%         5.61%         5.96%
Highest amount outstanding as of any month-end during
  the year................................................    $1,044,098      $443,499      $503,320
Daily average amount outstanding during the year..........    $  512,311      $188,575      $ 68,396
Daily average annualized rate of interest.................          5.16%         5.25%         5.09%

     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 1999, 1998 and 1997:

Commercial Paper

                                                                  1999          1998          1997
                                                                  ----          ----          ----
                                                                           (IN THOUSANDS)
Amount outstanding at end of year...........................    $245,050      $261,905      $351,427
Average interest rate of outstanding commercial paper at end
  of year...................................................        4.67%         4.50%         5.31%
Highest amount outstanding as of any month-end during the
  year......................................................    $332,479      $350,070      $390,739
Daily average amount outstanding during the year............    $286,362      $308,508      $320,805
Daily average annualized rate of interest...................        4.85%         5.23%         5.23%

     Senior notes are short- and medium-term notes issued to institutional investors from time-to-time. During 1999, 1998 and 1997 only short-term notes were outstanding. The following amounts and rates applied during 1999, 1998 and 1997:

Senior Notes

                                                              1999            1998            1997
                                                              ----            ----            ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year......................    $1,500,000      $  940,000      $  100,000
Average interest rate of outstanding senior notes at
  end
  of year..............................................          5.40%           5.22%           5.90%
Highest amount outstanding as of any month-end during
  the year.............................................    $1,500,000      $1,231,000      $1,325,000
Daily average amount outstanding during the year.......    $1,322,518      $  855,366      $  695,329
Daily average annualized rate of interest..............          5.22%           5.58%           5.57%

DISTRIBUTION OF LOANS BY TYPE OF BORROWER

SUMMARY

     In 1999, significant year-to-year loan growth occurred among the following loan categories: manufacturing and processing, public and private service industries, other commercial, mortgages secured by residential and commercial property and other installment.

                                                                     DECEMBER 31
                                             ------------------------------------------------------------
                                               1999         1998         1997         1996         1995
                                               ----         ----         ----         ----         ----
                                                                    (IN MILLIONS)
Domestic Loans:
  Manufacturing and processing...........    $ 2,662.9    $ 2,480.1    $ 2,343.5    $ 1,817.0    $1,437.7
  Public and private service
     industries..........................      2,663.3      2,527.0      2,383.6      2,073.0     1,968.4
  Mining (including oil and gas).........         29.1         12.3         14.5         24.8        27.8
  Farmers................................        170.9        139.2        163.6        148.3        35.5
  Individuals (single payment)...........        473.7        551.0        534.7        402.0       344.5
  Loans to purchase and carry
     securities..........................         20.9         23.9         25.6         41.4        76.4
  State and political subdivisions,
     including industrial revenue
     bonds...............................          8.2         11.4         12.9         18.3        28.5
  Other commercial.......................        906.8        774.1        494.5        583.0       607.5
                                             ---------    ---------    ---------    ---------    --------
     Total Commercial....................      6,935.8      6,519.0      5,972.9      5,107.8     4,526.3
                                             ---------    ---------    ---------    ---------    --------
  Finance companies......................        191.1        195.8        217.5        233.7       215.4
  Commercial banks.......................          4.6           --          1.5        111.9        15.8
  Investment companies...................         92.3        140.7         93.8         74.7        77.4
  Mortgage companies.....................         60.5         90.4         68.4          3.4         5.1
  Other financial institutions...........        769.6        726.4        631.4        505.3       393.1
                                             ---------    ---------    ---------    ---------    --------
     Total Financial Institutions........      1,118.1      1,153.3      1,012.6        929.0       706.8
                                             ---------    ---------    ---------    ---------    --------
     Total Brokers and Dealers...........        524.7        522.3        437.3        447.4       331.4
                                             ---------    ---------    ---------    ---------    --------
  Construction...........................        119.7        149.2        163.9        186.9       195.7
  Mortgages secured by residential
     property............................      2,777.8      2,605.6      2,218.2      1,947.6     1,511.8
  Mortgages secured by commercial
     property............................        760.2        579.7        424.3        436.1       485.0
                                             ---------    ---------    ---------    ---------    --------
     Total Real Estate...................      3,657.7      3,334.5      2,806.4      2,570.6     2,192.5
                                             ---------    ---------    ---------    ---------    --------
  Charge card............................           --           --           --      1,041.9     1,095.8
  Other installment......................        824.5        602.4        531.5        484.1       478.4
                                             ---------    ---------    ---------    ---------    --------
     Total Installment (to
       individuals)......................        824.5        602.4        531.5      1,526.0     1,574.2
                                             ---------    ---------    ---------    ---------    --------
     Total Lease Financing...............         15.9         16.9         23.0         29.9          --
                                             ---------    ---------    ---------    ---------    --------
     Total Domestic Loans................     13,076.7     12,148.4     10,783.7     10,610.7     9,331.2
                                             ---------    ---------    ---------    ---------    --------
Foreign Loans:
  Governments and official
     institutions........................          0.5          0.8          0.9          1.0         1.0
  Banks and other financial
     institutions........................         10.8         52.9         51.0        137.6       160.8
  Other, primarily commercial and
     industrial..........................         26.9         28.2         37.1          3.0        40.9
                                             ---------    ---------    ---------    ---------    --------
     Total Foreign Loans.................         38.2         81.9         89.0        141.6       202.7
                                             ---------    ---------    ---------    ---------    --------
Less unearned income.....................          0.9          1.9          4.4          7.6        16.1
                                             ---------    ---------    ---------    ---------    --------
  Loans, net of unearned income..........    $13,114.0    $12,228.4    $10,868.3    $10,744.7    $9,517.8
                                             =========    =========    =========    =========    ========

     Average loans increased by 7 percent during 1999 compared to 1998. daily average loans over the last five years were as follows:

                                                           YEARS ENDED DECEMBER 31
                                    ---------------------------------------------------------------------
                                       1999           1998           1997           1996          1995
                                       ----           ----           ----           ----          ----
                                                        (DAILY AVERAGES IN THOUSANDS)
Commercial, financial and
  agricultural..................    $ 8,506,467    $ 7,834,410    $ 6,965,201    $6,462,497    $5,716,282
Real estate construction........        134,117        144,148        196,864       178,338       164,575
Real estate mortgages...........      3,086,162      2,908,755      2,171,475     1,686,435     1,257,370
Installment.....................        738,787        680,588        708,045       451,430       503,073
Charge card.....................             --             --        806,085       965,043       971,565
Foreign.........................         33,627         77,010         92,390       214,767       190,816
Lease financing.................         14,849         18,060         26,883         1,986            --
                                    -----------    -----------    -----------    ----------    ----------
          Total loans...........     12,514,009     11,662,971     10,966,943     9,960,496     8,803,681
Less unearned income............          1,294          2,981          5,667        12,670        18,110
                                    -----------    -----------    -----------    ----------    ----------
  Loans, net of unearned
     income.....................    $12,512,715    $11,659,990    $10,961,276    $9,947,826    $8,785,571
                                    ===========    ===========    ===========    ==========    ==========

     Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall exposure. When lending to specialized industries, such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $9.77 billion and $3.34 billion, respectively, of total loans at 1999 year-end.

RISK MANAGEMENT

SUMMARY

     In a commercial banking environment, corporate personnel must identify, quantify, monitor, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management framework, operations, the Corporation:

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

          2) Market risk (also often referred to as Position Risk), is the risk of a potential negative impact on the Bank's balance sheet and income statement resulting from adverse changes in the price or value of open or unhedged market positions.

          3) Operational Risk is defined as the risk of loss resulting from an internal control breakdown, for example in communications, information or transactional processing, legal/compliance issues, technology/systems or procedural failures, human errors, disasters or criminal activity.

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

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this concentration risk is mitigated by a number of factors (see Note 10 to Financial Statements on page 67 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business.

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

     Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Consumer loans are charged off when 180 days past due. Consumer loans are not normally placed on nonaccrual status. The purpose of this policy is to avoid excessive administrative costs for relatively insignificant balances.

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

     The Corporation's exposure to interest rate risk (referred to as Position
Risk) is primarily managed within the Corporation's Treasury Group. The Corporation follows the Treasury Group Directives to define the maximum potential exposures that are permissible for activities involving interest rate risk. The Standard is defined in terms of both earnings risk and valuation risk for the Corporation's banking subsidiaries. For further information on interest rate risk, see the Interest Sensitivity section on page 24 of this Report.

YEAR 2000

     The Corporation's systems and other date sensitive assets successfully transitioned to the Year 2000. Since the identification of the Year 2000 issue, the Corporation's objective was to ensure that all aspects of the Year 2000 issue affecting the Corporation were fully resolved. Therefore, the Corporation continues to monitor the compliance of its own actions, as well as third parties that it interfaces with, such as vendors, counterparties, customers, and payment systems, to mitigate the potential risks that Year 2000 poses. In addition, the Corporation continues to monitor the compliance of companies that have borrowed from or are counterparties of the Corporation or its subsidiaries to ensure that incremental Year 2000-related credit risks are addressed as part of the Corporation's existing credit risk management framework.

     The principal costs of solving the Year 2000 issue were those associated with the remediation and testing of computer applications. A major portion of these costs was met from existing resources, through a reprioritization of technology development initiatives, with the remainder representing incremental costs. As a result, the Corporation's management does not anticipate significant cost savings to occur after 1999 when the Year 2000 issue was satisfactorily remedied. In total the cost of solving the Year 2000 issue amounted to approximately $50.8 million, including $11.2 million of capital costs. A more detailed breakdown follows:

Total spending for Year 2000 system changes for mainframe
  and centrally supported client server applications over 5
  years (1996 to 2000)......................................  $26.4  million
Total business unit costs, including end-user developed
  applications, and embedded systems, e.g., elevators,
  security access systems, etc. ............................   13.2  million
Total capital costs for central information technology and
  business units............................................   11.2  million
                                                              -----
Total spending over five years..............................  $50.8  million
                                                              =====

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

     Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were 0.21 percent of total loans at December 31, 1999, compared with 0.17 percent at year-end 1998. All nonperforming loans are domestic.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $1.2 million in 1999 compared to $1.4 million in 1998.

                                                                 DECEMBER 31
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
Nonaccrual loans.............................  $23,558   $18,695   $17,790   $28,153   $50,503
Restructured loans...........................    2,975     1,523       598     1,512     2,059
                                               -------   -------   -------   -------   -------
Total nonperforming loans....................   26,533    20,218    18,388    29,665    52,562
Other assets received in satisfaction of
  debt.......................................      946       559     1,300     1,562     2,470
                                               -------   -------   -------   -------   -------
     Total nonperforming assets..............  $27,479   $20,777   $19,688   $31,227   $55,032
                                               =======   =======   =======   =======   =======
90-day past due loans, still accruing
  interest (all domestic)....................  $35,899   $21,964   $27,083   $46,369   $28,302
                                               =======   =======   =======   =======   =======
Gross amount of interest that would have been
  recorded if all year-end nonperforming
  loans had been accruing interest at their
  original terms.............................  $ 1,285   $ 1,457   $ 1,061   $ 3,134   $ 4,500
Interest income actually recognized..........       86        75        51        76     1,572
                                               -------   -------   -------   -------   -------
Interest shortfall...........................  $ 1,199   $ 1,382   $ 1,010   $ 3,058   $ 2,928
                                               =======   =======   =======   =======   =======
Nonperforming loans to total loans at
  year-end...................................     0.20%     0.17%     0.17%     0.28%     0.55%
Nonperforming assets to total loans at
  year-end...................................     0.21      0.17      0.18      0.29      0.58
                                               =======   =======   =======   =======   =======

LOAN CONCENTRATIONS

     Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total residential mortgage loans, at December 31, 1999 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $6.94 billion, or 53 percent of total outstandings at year-end 1999. Most of these credits were extended to manufacturing and service-related companies. Outstandings to food and beverage industries represented 24 percent of all manufacturing loans and 5 percent of total consolidated loans. The largest concentration within service-related industries was services (business and personal), which accounted for 38 percent of all service-related credits and 8 percent of total loans.

     Foreign loans totaled $38 million at year-end 1999, accounting for 0.3 percent of the Corporation's total outstandings.

     Real estate loans, including residential mortgages, totaled $3.66 billion at December 31, 1999, or 28 percent of total outstandings. Mortgage loans collateralized by residential property totaled $2.78 billion, or 21 percent of loans. Commercial real estate mortgages and construction loans totaled $880 million at the end of 1999, representing 7 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found below.

COMMERCIAL REAL ESTATE

     The commercial real estate market in certain areas of the country has historically experienced depressed conditions from time to time. Many banks with loans to borrowers, in this industry, have reported large increases in nonperforming assets and corresponding increases in their allowances for loan losses resulting from commercial real estate transactions. This phenomenon tends to be cyclical and varies by location.

     As of December 31, 1999, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $880 million which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $0.6 million were classified as nonperforming assets representing less than 1 percent of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 1999 or 1998. Management does not currently anticipate the need to increase its allowance for possible loan losses to reflect potential charge-offs in its commercial real estate loan portfolio.

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

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 8 percent, 4 percent, 5 percent, 5 percent and 12 percent of the consolidated allowance for possible loan losses was represented by doubtful portions of loans at December 31, 1999, 1998, 1997, 1996 and 1995, respectively. At December 31, 1999, the Corporation had allocated $10.2 million to loans internally categorized as doubtful, compared to $6.4 million at year-end 1998.

     At December 31, 1999 and 1998, the Corporation designated all of the allocated portion of the allowance to cover total domestic credit exposure only; accordingly, no allocation was deemed necessary for foreign exposure.

     During 1999, the provision for loan losses decreased to $25.0 million, compared to $27.0 million in 1998. At year-end 1999, the allowance for possible loan losses was $147.2 million, or 1.12 percent of total loans outstanding, compared to $140.6 million or 1.15 percent of total loans in 1998. The provision for loan losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible loan losses to total loans and the ratio of the allowance for possible loan losses to nonperforming loans are evaluated on a regular basis. At year-end 1999, the ratios of the allowance for possible loan losses to total loans and to nonperforming loans were 1.12 percent and 555 percent, respectively.

     Net charge-offs in 1999 were $18.4 million, or 0.15 percent of average loans outstanding as compared to $17.2 million, or 0.15 percent of average loans outstanding in 1998. Net charge-offs of domestic commercial loans amounted to $13.9 million in 1999, or 0.16 percent of average domestic commercial loans outstanding, an increase from $11.0 million, or 0.14 percent of average domestic commercial loans outstanding in 1998. Installment loans, including real estate mortgages, had net charge-offs of $4.5 million in 1999, or 0.12 percent of average outstandings, and $6.2 million, or 0.17 percent of average outstandings in 1998. Over the five-year period ending December 31, 1999, combined total net charge-offs were 0.37 percent of average total loans outstanding.

     The Federal Reserve Board has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Board. At December 31, 1999 and 1998, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

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

Allocation of the Allowance for Possible Loan Losses

                                         1999                         1998                         1997
                               -------------------------    -------------------------    -------------------------
                                           LOAN CATEGORY                LOAN CATEGORY                LOAN CATEGORY
                                             AS A % OF                    AS A % OF                    AS A % OF
                               ALLOWANCE    TOTAL LOANS     ALLOWANCE    TOTAL LOANS     ALLOWANCE    TOTAL LOANS
                               ---------   -------------    ---------   -------------    ---------   -------------
                                                                 (IN THOUSANDS)
Allocated Portion:
  Commercial.................  $ 59,201         72.1%       $ 58,639         73.0%       $ 38,102         73.7%
  Retail.....................     6,129         27.6           4,781         26.4           4,681         25.5
  Foreign....................        --          0.3              --          0.6              --          0.8
                               --------        -----        --------        -----        --------        -----
Total Allocated Portion......    65,330        100.0%         63,420        100.0%         42,783        100.0%
                                               =====                        =====                        =====
Unallocated Portion..........    81,905          N/A          77,188          N/A          88,093          N/A
                               --------                     --------                     --------
Total........................  $147,235                     $140,608                     $130,876
                               ========                     ========                     ========

Analysis of Allowance for Possible Loan Losses

                                                       YEARS ENDED DECEMBER 31
                                  ------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                     ----          ----          ----          ----          ----
                                                            (IN THOUSANDS)
Beginning balance...............  $   140,608   $   130,876   $   142,211   $   129,259   $  124,734
                                  -----------   -----------   -----------   -----------   ----------
Charge-offs:
  Commercial, financial and
     agricultural...............       18,412        19,897        16,545        12,808       20,967
  Real estate construction......           --             1           719           803        2,644
  Installment and real estate
     mortgages..................        7,994         9,219         6,393         2,757        2,442
  Charge card...................           --            --        58,898        46,627       35,914
                                  -----------   -----------   -----------   -----------   ----------
     Total charge-offs..........       26,406        29,117        82,555        62,995       61,967
                                  -----------   -----------   -----------   -----------   ----------
Recoveries:
  Commercial, financial and
     agricultural...............        4,484         8,869         5,030         4,799       11,063
  Real estate construction......           --            --           622         1,465        2,867
  Installment and real estate
     mortgages..................        3,515         3,023         1,228         1,065        1,093
  Charge card...................           --            --         5,893         7,278        8,474
                                  -----------   -----------   -----------   -----------   ----------
     Total recoveries...........        7,999        11,892        12,773        14,607       23,497
                                  -----------   -----------   -----------   -----------   ----------
     Net charge-offs............       18,407        17,225        69,782        48,388       38,470
                                  -----------   -----------   -----------   -----------   ----------
Provisions charged (credited) to
  expense:
  Domestic......................       25,034        26,957        58,447        56,540       46,814
  Foreign.......................           --            --            --            --       (3,819)
                                  -----------   -----------   -----------   -----------   ----------
     Total provisions...........       25,034        26,957        58,447        56,540       42,995
                                  -----------   -----------   -----------   -----------   ----------
Allowance related to acquired
  loans.........................           --            --            --         4,800           --
                                  -----------   -----------   -----------   -----------   ----------
Ending balance..................  $   147,235   $   140,608   $   130,876   $   142,211   $  129,259
                                  ===========   ===========   ===========   ===========   ==========
Net loans, end of period........  $13,114,029   $12,228,400   $10,868,250   $10,744,653   $9,517,797
                                  ===========   ===========   ===========   ===========   ==========
Net loans, daily averages.......  $12,512,715   $11,659,990   $10,961,276   $ 9,947,826   $8,785,571
                                  ===========   ===========   ===========   ===========   ==========
Ratios:
  Net charge-offs to average
     loans outstanding..........         0.15%         0.15%         0.64%         0.49%       0.44%
  Allowance for possible loan
     losses to loans outstanding
     (end of period)............         1.12          1.15          1.20          1.32         1.36
  Allowance for possible loan
     losses to nonperforming
     loans (end of period)......          555           695           712           479          246
  Allowance for possible loan
     losses to nonperforming
     assets.....................          536           677           665           455          235
  Net charge-offs to allowance
     for possible loan losses
     (beginning of period)......           13            13            49            37           31

INTERNATIONAL BANKING

SUMMARY

     International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the Nassau branch office; representative offices in Los Angeles and Tokyo; and HBIC.

     International banking services contributed $19.4 million, or 10 percent, of the Corporation's 1999 consolidated net income, compared to $25.4 million or 14 percent in 1998. International operating income was $47.0 million in 1999 and represented 3 percent of the Corporation's total operating income. In 1998 and 1997, international operating income represented 3 and 4 percent, respectively, of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign Assets and Liabilities

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Loans:
  Governments and official institutions.....................  $    504   $    812   $    937
  Banks and other financial institutions....................    10,751     52,855     50,960
  Other, primarily commercial and industrial................    26,890     28,200     37,079
                                                              --------   --------   --------
     Total loans............................................    38,145     81,867     88,976
                                                              --------   --------   --------
Deposits in banks located outside the United States:
  Interest-bearing..........................................   239,832     98,929    598,062
  Other.....................................................     4,704     11,987      1,728
                                                              --------   --------   --------
     Total deposits in banks................................   244,536    110,916    599,790
                                                              --------   --------   --------
Acceptances and other identifiable assets...................    39,616     27,103     27,782
                                                              --------   --------   --------
     Total identifiable foreign assets......................  $322,297   $219,886   $716,548
                                                              ========   ========   ========
Deposit liabilities:
  Banks located in foreign countries........................  $ 83,014   $ 88,374   $ 80,579
  Foreign governments and official institutions.............        --      6,089         22
  Other demand..............................................   105,384     74,936     97,848
  Other time and savings....................................    66,290     39,518     41,044
                                                              --------   --------   --------
     Total deposit liabilities..............................   254,688    208,917    219,493
Short-term borrowings.......................................   143,333    176,876     82,724
Acceptances outstanding.....................................    39,447     26,934     27,511
                                                              --------   --------   --------
     Total identifiable foreign liabilities.................  $437,468   $412,727   $329,728
                                                              ========   ========   ========

GEOGRAPHIC DISTRIBUTION

     As of year-end 1999, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

International Banking by Domicile of Obligor

                                                   INTERNATIONAL LOANS
                                                   --------------------   INTEREST-BEARING
                                                   DOMESTIC    FOREIGN      DEPOSITS AT
                                                    OFFICES    OFFICES         BANKS          TOTAL      %
                                                   --------    -------    ----------------    -----      -
                                                                        (IN THOUSANDS)
DECEMBER 31, 1999
Continental Europe...............................   $10,483    $   213        $ 28,333       $ 39,029    14
Pacific and Far East.............................        --         --         135,968        135,968    49
United Kingdom and Ireland.......................     1,744        214          24,827         26,785    10
Western Hemisphere (excluding U.S. and Canada)...    10,589        504          30,881         41,974    15
Canada...........................................     4,156         --          18,914         23,070     8
Middle East and Africa...........................        --     10,242             909         11,151     4
                                                    -------    -------        --------       --------   ---
     Total international banking.................   $26,972    $11,173        $239,832       $277,977   100
                                                    =======    =======        ========       ========   ===
DECEMBER 31, 1998
Continental Europe...............................   $20,667    $   172        $ 34,721       $ 55,560    31
Pacific and Far East.............................     1,441          9          50,576         52,026    29
United Kingdom and Ireland.......................        11     51,546              97         51,654    28
Western Hemisphere (excluding U.S. and Canada)...     1,592        812           1,010          3,414     2
Canada...........................................     5,530         --          12,191         17,721    10
Middle East and Africa...........................        --         87             334            421    --
                                                    -------    -------        --------       --------   ---
     Total international banking.................   $29,241    $52,626        $ 98,929       $180,796   100
                                                    =======    =======        ========       ========   ===
DECEMBER 31, 1997
Continental Europe...............................   $20,741    $ 1,407        $428,461       $450,609    66
Pacific and Far East.............................    11,345         --          61,299         72,644    11
United Kingdom and Ireland.......................     3,563     29,839             185         33,587     5
Western Hemisphere (excluding U.S. and Canada)...       203      3,661          18,648         22,512     3
Canada...........................................    13,315      4,902          89,028        107,245    15
Middle East and Africa...........................        --         --             441            441    --
                                                    -------    -------        --------       --------   ---
     Total international banking.................   $49,167    $39,809        $598,062       $687,038   100
                                                    =======    =======        ========       ========   ===

FOURTH QUARTER 1999 COMPARED WITH FOURTH QUARTER 1998

     Net income for the fourth quarter of 1999 was $50.9 million, up 11 percent from fourth quarter 1998 earnings of $45.7 million. The earnings increase is attributable primarily to strong earnings momentum in community banking, private banking and mid-market corporate banking reflecting continued growth and expansion, cost control and top tier asset quality. ROE for fourth quarter 1999 was 13.70 percent and ROA was 0.82 percent, compared to respective returns of
11.66 percent and 0.82 percent in last year's fourth quarter. Cash ROE and cash ROA were 18.28 percent and 0.90 percent, respectively, compared to cash ROE and cash ROA of 15.74 percent and 0.89 percent, respectively, in the same quarter a year ago.

     Fourth quarter 1999 net interest income on a fully taxable equivalent basis was $153.0 million, up $16.4 million or 12 percent from $136.6 million in 1998's fourth quarter. Average earning assets rose 13 percent to $21.56 billion from $19.09 billion in fourth quarter 1998 attributable to an increase of $1.45 billion, or 22 percent in securities available-for-sale and an 8 percent or $960 million increase in average loans. Commercial lending was the strongest contributor to this loan growth. Net interest margin declined slightly to 2.81 percent from 2.84 percent in the same quarter last year.

     Noninterest income of $110.7 million decreased 5 percent in fourth quarter 1999 from the same quarter last year despite higher trust income, merchant and charge card fees and service charge fees. In the current quarter trust fees rose $2.5 million, merchant and charge card fees rose $1.7 million and service charge fees increased $1.7 million. There were virtually no net securities gains in the current quarter compared to net securities gains of $7.3 million in the year-earlier quarter. Other income, which includes syndication fees, income from tax-advantaged investments, gains on mortgage sales and other gains and fee income, declined $4.1 million from 1998.

     Fourth quarter 1999 noninterest expenses of $183.2 million rose $8.2 million or 5 percent from fourth quarter last year. Employment expense increased $6.7 million, or 7 percent from the prior year. Equipment expense increased $2.7 million or 20 percent. Income taxes declined by $1.4 million during the current quarter primarily reflecting a lower effective tax rate due to an increase in tax-advantaged assets.

     The fourth quarter 1999 provision for loan losses of $5.2 million was down $2.0 million from $7.2 million in the fourth quarter of 1998. Net loan charge-offs during the current quarter of $3.6 million were slightly higher, compared to $3.4 million in the same period last year.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPLEMENTARY DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  SUMMARY OF EARNINGS AND NET INTEREST INCOME

                                                    1999                                1998                   1997
                                      ---------------------------------   ---------------------------------   ------
                                       4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST      4TH
                                       QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
                                       ----     ----     ----     ----     ----     ----     ----     ----     ----
                                        (FULLY TAXABLE EQUIVALENT (FTE) BASIS, IN MILLIONS EXCEPT PER SHARE DATA)
Interest income.....................  $373.7   $344.3   $330.9   $320.4   $324.9   $328.7   $319.9   $312.3   $329.5
Interest expense....................   229.4    206.5    197.5    190.9    195.9    205.8    195.9    181.2    186.2
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income.................   144.3    137.8    133.4    129.5    129.0    122.9    124.0    131.1    143.3
FTE adjustment......................     8.7      8.1      7.8      7.7      7.6      7.7      7.5      7.3      7.2
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Net interest income --
 FTE basis..........................   153.0    145.9    141.2    137.2    136.6    130.6    131.5    138.4    150.5
Provision for loan losses...........     5.2      6.3      6.4      7.2      7.2      7.0      7.2      5.5     13.1
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income after Provision
 for Loan Losses....................   147.8    139.6    134.8    130.0    129.4    123.6    124.3    132.9    137.4
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Income
 Trust and investment management
   fees.............................    39.4     41.1     37.5     37.8     36.9     37.1     36.0     33.7     34.6
 Money market and bond trading......     2.0      3.9      1.1      1.9      2.1      3.6      3.2      1.5      3.9
 Foreign exchange...................     2.1      1.9      1.8      2.5      1.8      1.7      1.7      1.7      1.9
 Merchant and charge card fees......     8.0      8.1      8.1      6.1      6.3      6.9      6.4      7.2     12.7
 Service fees and charges...........    29.8     30.6     28.5     27.6     28.0     27.4     27.2     26.7     24.7
 Securities gains...................      --      0.1      6.1      7.9      7.3      7.7      3.9      8.0      3.3
 Gain on sale of credit card
   portfolio........................      --       --       --       --       --       --       --     12.0       --
 Bank-owned insurance investments...    10.7     10.2     10.7      9.8      9.9     10.1      8.3      4.1      3.2
 Foreign fees.......................     4.4      4.4      4.4      5.6      5.1      4.4      4.7      5.5      4.3
 Other..............................    14.3     16.3     20.2     18.2     18.5     17.5     17.5      9.4      9.4
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total noninterest income.........   110.7    116.6    118.4    117.4    115.9    116.4    108.9    109.8     98.0
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Expenses
 Employment.........................   106.8    105.5    105.9    104.0    100.1     97.2     97.1     92.5     95.1
 Net occupancy......................    12.7     13.6     12.9      9.3     13.3     12.4     13.3     12.4     13.5
 Equipment..........................    16.5     15.4     15.3     14.6     13.8     13.0     13.1     12.8     13.0
 Marketing..........................     9.6      8.1      6.8      6.2      6.5      6.8      6.9      5.7      6.7
 Communication and delivery.........     6.7      5.6      6.1      6.8      6.2      5.3      5.1      6.0      6.7
 Deposit insurance..................     0.8      0.8      0.9      0.8      0.8      0.7      0.8      0.8      0.8
 Expert services....................     6.3      5.7      9.0      7.5     10.8      8.9      6.9      6.9      8.4
 Contract programming...............     3.3      3.5      2.1      3.3      5.8      7.0      6.2      4.6      4.3
 Other..............................    14.1     16.7     12.7     13.8     11.6     13.1      8.3     21.8     17.6
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
                                       176.8    174.9    171.7    166.3    168.9    164.4    157.7    163.5    166.1
 Goodwill and other valuation
   intangibles......................     6.4      6.3      6.2      6.1      6.1      6.0      5.9      6.2      6.9
   Total noninterest expenses.......   183.2    181.2    177.9    172.4    175.0    170.4    163.6    169.7    173.0
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
FTE income -- pretax................    75.3     75.0     75.3     75.0     70.3     69.6     69.6     73.0     62.4
Applicable income taxes.............    15.6     14.7     16.9     17.9     17.0     15.8     16.7     20.4     15.5
FTE adjustment......................     8.7      8.1      7.8      7.7      7.6      7.7      7.5      7.3      7.2
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Net Income..........................    51.0     52.2     50.6     49.4     45.7     46.1     45.4     45.3     39.7
Dividends on preferred stock........     4.2      4.2      4.2      4.1      4.1      4.2      4.1      4.1      4.1
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
Net income applicable to common
 stock..............................  $ 46.8   $ 48.0   $ 46.4   $ 45.3   $ 41.6   $ 41.9   $ 41.3   $ 41.2   $ 35.6
                                      ======   ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common share (based on
 average shares outstanding)........  $ 7.02   $ 7.20   $ 6.96   $ 6.78   $ 6.24   $ 6.29   $ 6.19   $ 6.19   $ 5.33
                                      ======   ======   ======   ======   ======   ======   ======   ======   ======
Net Interest Margin
 Yield on earning assets............    7.04%    6.86%    6.69%    6.80%    6.92%    7.14%    7.24%    7.43%    7.68%
 Rate on supporting liabilities.....    4.23     4.02     3.90     3.95     4.08     4.37     4.33     4.21     4.25
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
 Net interest margin................    2.81%    2.84%    2.79%    2.85%    2.84%    2.77%    2.91%    3.22%    3.43%
                                      ======   ======   ======   ======   ======   ======   ======   ======   ======

                                                1997
                                      ------------------------
                                       3RD      2ND      1ST
                                       QTR.     QTR.     QTR.
                                       ----     ----     ----
                                      (FULLY TAXABLE EQUIVALENT (FTE) BASIS, IN MILLIONS EXCEPT PER SHARE DATA)
Interest income.....................  $319.7   $320.7   $300.5
Interest expense....................   178.8    174.4    159.2
                                      ------   ------   ------
Net Interest Income.................   140.9    146.3    141.3
FTE adjustment......................     6.6      6.8      6.1
                                      ------   ------   ------
Net interest income --
 FTE basis..........................   147.5    153.1    147.4
Provision for loan losses...........    15.0     16.4     13.9
                                      ------   ------   ------
Net Interest Income after Provision
 for Loan Losses....................   132.5    136.7    133.5
                                      ------   ------   ------
Noninterest Income
 Trust and investment management
   fees.............................    34.3     33.2     31.6
 Money market and bond trading......     0.8      1.6      0.9
 Foreign exchange...................     1.3      1.2      0.9
 Merchant and charge card fees......    12.9     12.8     11.6
 Service fees and charges...........    25.1     23.7     23.4
 Securities gains...................     5.9      2.6      1.3
 Gain on sale of credit card
   portfolio........................      --       --       --
 Bank-owned insurance investments...     3.2      3.0      3.5
 Foreign fees.......................     4.5      4.4      5.0
 Other..............................    12.4      8.0      9.6
                                      ------   ------   ------
   Total noninterest income.........   100.4     90.5     87.8
                                      ------   ------   ------
Noninterest Expenses
 Employment.........................    94.1     92.8     90.1
 Net occupancy......................    14.9     13.6     14.5
 Equipment..........................    12.3     12.3     10.6
 Marketing..........................     6.0      7.0      6.0
 Communication and delivery.........     6.1      6.0      5.4
 Deposit insurance..................     0.7      0.8      0.6
 Expert services....................     9.1      8.3      5.2
 Contract programming...............     3.5      3.0      3.3
 Other..............................    14.5     14.6     14.3
                                      ------   ------   ------
                                       161.2    158.4    150.0
 Goodwill and other valuation
   intangibles......................     7.0      6.9      7.0
   Total noninterest expenses.......   168.2    165.3    157.0
                                      ------   ------   ------
FTE income -- pretax................    64.7     61.9     64.3
Applicable income taxes.............    18.0     17.7     18.9
FTE adjustment......................     6.6      6.8      6.1
                                      ------   ------   ------
Net Income..........................    40.1     37.4     39.3
Dividends on preferred stock........     4.2      4.1      4.1
                                      ------   ------   ------
Net income applicable to common
 stock..............................  $ 35.9   $ 33.3   $ 35.2
                                      ======   ======   ======
Earnings per common share (based on
 average shares outstanding)........  $ 5.39   $ 4.99   $ 5.28
                                      ======   ======   ======
Net Interest Margin
 Yield on earning assets............    7.70%    7.84%    7.71%
 Rate on supporting liabilities.....    4.22     4.17     4.01
                                      ------   ------   ------
 Net interest margin................    3.48%    3.67%    3.70%
                                      ======   ======   ======

            Rows may not add to annual amounts because of rounding.

                              FINANCIAL STATEMENTS

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   1999          1998          1997
                                                                   ----          ----          ----
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  928,219    $  904,016    $  927,090
Money market assets:
  Deposits at banks.........................................         1,486        10,833        31,464
  Federal funds sold and securities purchased under
    agreement to resell.....................................        10,383         8,980        12,692
Trading account.............................................         4,054         3,775         3,752
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       399,842       337,700       275,489
  State and municipal.......................................        17,066        16,609        17,564
  Other.....................................................         8,300         3,886         1,573
                                                                ----------    ----------    ----------
  Total interest income.....................................     1,369,350     1,285,799     1,269,624
                                                                ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................       490,608       509,097       475,657
Short-term borrowings.......................................       215,080       176,083       156,559
Senior notes................................................        69,027        47,689        39,883
Minority interest -- dividends on preferred stock of
  subsidiary................................................        18,437        16,389            --
Long-term notes.............................................        31,186        29,495        26,499
                                                                ----------    ----------    ----------
  Total interest expense....................................       824,338       778,753       698,598
                                                                ----------    ----------    ----------
NET INTEREST INCOME.........................................       545,012       507,046       571,026
Provision for loan losses...................................        25,034        26,957        58,447
                                                                ----------    ----------    ----------
Net Interest Income after Provision for Loan Losses.........       519,978       480,089       512,579
                                                                ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees........................       155,810       143,724       133,714
Money market and bond trading...............................         8,892        10,512         7,269
Foreign exchange............................................         8,314         6,772         5,364
Merchant and charge card fees...............................        30,189        26,772        50,085
Service fees and charges....................................       116,423       109,372        96,324
Securities gains............................................        14,075        26,953        13,207
Gain on sale of credit card portfolio.......................            --        12,000            --
Bank-owned insurance investments............................        41,414        32,339        12,917
Foreign fees................................................        18,850        19,575        18,182
Other.......................................................        69,015        63,022        40,686
                                                                ----------    ----------    ----------
  Total noninterest income..................................       462,982       451,041       377,748
                                                                ----------    ----------    ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................       351,251       326,103       314,719
Pension, profit sharing and other employee benefits.........        70,911        60,906        57,423
Net occupancy...............................................        48,573        51,342        56,462
Equipment...................................................        61,812        52,622        48,119
Marketing...................................................        30,732        25,896        25,675
Communication and delivery..................................        25,163        22,595        24,129
Deposit insurance...........................................         3,310         3,082         2,988
Expert services.............................................        28,455        33,440        31,159
Contract programming........................................        12,195        23,633        14,047
Other.......................................................        57,331        54,881        61,117
                                                                ----------    ----------    ----------
                                                                   689,733       654,500       635,838
Goodwill and other valuation intangibles....................        25,036        24,104        27,839
                                                                ----------    ----------    ----------
  Total noninterest expenses................................       714,769       678,604       663,677
                                                                ----------    ----------    ----------
Income before income taxes..................................       268,191       252,526       226,650
Applicable income taxes.....................................        65,138        69,901        70,076
                                                                ----------    ----------    ----------
Net Income..................................................       203,053       182,625       156,574
Dividends on preferred stock................................        16,594        16,594        16,594
                                                                ----------    ----------    ----------
Net income applicable to common stock.......................    $  186,459    $  166,031    $  139,980
                                                                ==========    ==========    ==========
Basic Earnings per Common Share (based on 6,667,490 average
  shares outstanding) Net income applicable to common
  stock.....................................................        $27.97        $24.91        $21.00
                                                                    ======        ======        ======

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                      (IN THOUSANDS)
Net income..................................................  $ 203,053   $182,625   $156,574
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding (losses)/gains arising during
     period, net of tax (benefit) expense of ($122,133) in
     1999, $27,947 in 1998 and $18,056 in 1997..............   (185,112)    43,187     27,667
     Less reclassification adjustment for realized gains
     included in income statement, net of tax expense of
     $5,475 in 1999, $10,485 in 1998 and $5,137 in 1997.....     (8,600)   (16,468)    (8,070)
                                                              ---------   --------   --------
  Other comprehensive (loss) income.........................   (193,712)    26,719     19,597
                                                              ---------   --------   --------
  Comprehensive income......................................  $   9,341   $209,344   $176,171
                                                              =========   ========   ========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1999           1998
                                                                   ----           ----
                                                                      (IN THOUSANDS
                                                                    EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................    $ 1,485,408    $ 1,492,270
Money market assets:
  Interest-bearing deposits at banks........................        239,980         98,937
  Federal funds sold and securities purchased under
     agreement to resell....................................        305,890        155,709
Securities available-for-sale...............................      7,793,699      6,963,654
Trading account assets......................................         68,910        120,668
Loans, net of unearned income...............................     13,114,029     12,228,400
Allowance for possible loan losses..........................       (147,235)      (140,608)
                                                                -----------    -----------
  Net loans.................................................     12,966,794     12,087,792
Premises and equipment......................................        392,811        369,802
Customers' liability on acceptances.........................         43,599         30,829
Bank-owned insurance investments............................        772,579        725,302
Goodwill and other valuation intangibles....................        249,899        268,203
Other assets................................................        543,309        484,664
                                                                -----------    -----------
     Total assets...........................................    $24,862,878    $22,797,830
                                                                ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........      3,729,096      3,930,920
                              -- interest-bearing...........     10,215,332     10,473,612
Deposits in foreign offices   -- noninterest-bearing........         35,537         69,215
                              -- interest-bearing...........      1,314,991        849,095
                                                                -----------    -----------
     Total deposits.........................................     15,294,956     15,322,842
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,536,831      3,440,832
Commercial paper outstanding................................        245,050        261,905
Short-term borrowings.......................................        684,127        168,151
Senior notes................................................      1,500,000        940,000
Acceptances outstanding.....................................         43,599         30,829
Accrued interest, taxes and other expenses..................        213,574        182,097
Other liabilities...........................................         59,311         95,755
Minority interest -- preferred stock of subsidiary..........        250,000        250,000
Long-term notes.............................................        454,673        454,387
                                                                -----------    -----------
     Total liabilities......................................     23,282,121     21,146,798
                                                                -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        180,000        180,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340
Surplus.....................................................        496,490        493,812
Retained earnings...........................................        961,442        840,683
Accumulated other comprehensive (loss) income...............       (155,515)        38,197
                                                                -----------    -----------
     Total stockholder's equity.............................      1,580,757      1,651,032
                                                                -----------    -----------
     Total liabilities and stockholder's equity.............    $24,862,878    $22,797,830
                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements.

          HARRIS BANKCORP, INC. (CONSOLIDATED AND PARENT COMPANY ONLY)
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                    SERIES A    SERIES B                                     COMPREHENSIVE       TOTAL
                                    PREFERRED   PREFERRED   COMMON               RETAINED       INCOME       STOCKHOLDER'S
                                      STOCK       STOCK      STOCK    SURPLUS    EARNINGS       (LOSS)          EQUITY
                                    ---------   ---------   ------    -------    --------    -------------   -------------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31, 1996......  $180,000     $45,000    $53,340   $484,319   $ 760,626     $  (8,119)     $1,515,166
  Contribution to capital
    surplus.......................        --          --         --      2,226          --            --           2,226
  Net income......................        --          --         --         --     156,574            --         156,574
  Noncash dividend................        --          --         --         --      (2,454)           --          (2,454)
  Cash dividends -- Series A
    preferred stock ($72,500.00
    per share)....................        --          --         --         --     (13,050)           --         (13,050)
  Cash dividends -- Series B
    preferred stock ($78,750.00
    per share)....................        --          --         --         --      (3,544)           --          (3,544)
  Cash dividends -- common stock
    ($6.30 per share).............        --          --         --         --     (42,000)           --         (42,000)
  Other comprehensive income......        --          --         --         --          --        19,597          19,597
                                    --------     -------    -------   --------   ---------     ---------      ----------
Balance at December 31, 1997......   180,000      45,000     53,340    486,545     856,152        11,478       1,632,515
  Contribution to capital
    surplus.......................        --          --         --      7,267          --            --           7,267
  Net income......................        --          --         --         --     182,625            --         182,625
  Cash dividends -- Series A
    preferred stock ($72,500.00
    per share)....................        --          --         --         --     (13,050)           --         (13,050)
  Cash dividends -- Series B
    preferred stock ($78,750.00
    per share)....................        --          --         --         --      (3,544)           --          (3,544)
  Cash dividends -- common stock
    ($27.72 per share)............        --          --         --         --    (181,500)           --        (181,500)
  Other comprehensive income......        --          --         --         --          --        26,719          26,719
                                    --------     -------    -------   --------   ---------     ---------      ----------
Balance at December 31, 1998......   180,000      45,000     53,340    493,812     840,683        38,197       1,651,032
  Contribution to capital
    surplus.......................        --          --         --      2,678          --            --           2,678
  Net income......................        --          --         --         --     203,053            --         203,053
  Cash dividends -- Series A
    preferred stock ($72,500.00
    per share)....................        --          --         --         --     (13,050)           --         (13,050)
  Cash dividends -- Series B
    preferred stock ($78,750.00
    per share)....................        --          --         --         --      (3,544)           --          (3,544)
  Cash dividends -- common stock
    ($9.85 per share).............        --          --         --         --     (65,700)           --         (65,700)
  Other comprehensive loss........        --          --         --         --          --      (193,712)       (193,712)
                                    --------     -------    -------   --------   ---------     ---------      ----------
Balance at December 31, 1999......  $180,000     $45,000    $53,340   $496,490   $ 961,442     $(155,515)     $1,580,757
                                    ========     =======    =======   ========   =========     =========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                                  ----           ----           ----
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    203,053   $    182,625   $    156,574
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................        25,034         26,957         58,447
  Depreciation and amortization, including intangibles......        77,901         69,545         67,849
  Deferred tax (benefit) expense............................        (5,109)         3,423          2,343
  Gain on sales of securities...............................       (14,075)       (26,953)       (13,207)
  Gain on sale of credit card portfolio.....................            --        (12,000)            --
  Trading account net cash sales (purchases)................        51,758        (67,459)        57,146
  (Increase) decrease in interest receivable................       (40,495)        18,080        (32,385)
  Increase (decrease) in interest payable...................        33,883         18,519         (5,709)
  Decrease (increase) in loans held for sale................       152,521       (167,317)       (12,202)
  Other, net................................................         7,582        (48,822)       (35,555)
                                                              ------------   ------------   ------------
      Net cash provided (used) by operating activities......       492,053         (3,402)       243,301
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................      (141,043)       499,133         60,187
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........      (150,181)       (74,927)       214,010
  Proceeds from sales of securities available-for-sale......       878,898      2,551,839      1,314,938
  Proceeds from maturities of securities
    available-for-sale......................................    10,710,133     13,203,430     11,667,783
  Purchases of securities available-for-sale................   (12,726,322)   (17,412,439)   (14,181,204)
  Net increase in loans and assets held for sale............    (1,056,557)    (1,177,462)      (906,937)
  Proceeds from sales of premises and equipment.............           580         31,019         28,735
  Purchases of premises and equipment.......................       (76,454)      (133,907)      (108,296)
  Net increase in bank-owned insurance investments..........       (47,277)      (457,839)       (36,947)
  Other, net................................................        64,368         17,750         (3,622)
                                                              ------------   ------------   ------------
      Net cash used by investing activities.................    (2,543,855)    (2,953,403)    (1,951,353)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................       (27,886)       890,779      1,441,762
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................     1,095,999        988,959        468,826
  Net (decrease) increase in commercial paper outstanding...       (16,855)       (89,522)        16,774
  Net increase (decrease) in other short-term borrowings....       515,976       (335,169)       155,630
  Proceeds from issuance of senior notes....................     3,460,500      8,347,080      6,710,000
  Repayment of senior notes.................................    (2,900,500)    (7,507,080)    (6,960,000)
  Proceeds from the sale of the credit card portfolio.......            --        722,748             --
  Proceeds from issuance of long-term notes.................       180,000         75,000             --
  Repayment of long term notes..............................      (180,000)            --             --
  Proceeds from issuance of preferred stock of subsidiary...            --        250,000             --
  Cash dividends paid on preferred stock....................       (16,594)       (16,594)       (16,594)
  Cash dividends paid on common stock.......................       (65,700)      (181,500)       (42,000)
                                                              ------------   ------------   ------------
      Net cash provided by financing activities.............     2,044,940      3,144,701      1,774,398
                                                              ------------   ------------   ------------
  Net (decrease) increase in cash and demand balances due
    from banks..............................................        (6,862)       187,896         66,346
  Cash and demand balances due from banks at January 1......     1,492,270      1,304,374      1,238,028
                                                              ------------   ------------   ------------
  Cash and demand balances due from banks at December 31....  $  1,485,408   $  1,492,270   $  1,304,374
                                                              ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $    790,455   $    760,234   $    704,307
    Income taxes............................................  $     73,418   $     55,161   $     75,224

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

     The consolidated financial statements include the accounts of Bankcorp and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 21 of Financial Statements for additional information on business combinations and Note 22 for additional information on related party transactions on pages 82-83 of this Report.

     The Corporation provides banking, trust and other services domestically and internationally through 14 bank and 15 active nonbank subsidiaries and an Edge Act subsidiary. HTSB and the Corporation's other banking and nonbank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

Basis of Accounting

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles and conform to practices within the banking industry.

Foreign Currency and Foreign Exchange Contracts

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures and option contracts are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statements of Income.

Derivative Financial Instruments

     The Corporation uses various interest rate and foreign exchange derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps.

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

     The Corporation engages in interest rate swaps in order to manage its interest rate risk exposure. Contractual payments under interest rate swaps designated as hedges are accrued in the Statements of Income as a component of interest income or expense. There is no recognition of unrealized gains and losses on the Consolidated Statements of Condition. Gains or losses on termination of an interest rate swap contract designated as a hedge are deferred and amortized as an adjustment of the yield on the underlying balance sheet position over the remainder of the original contractual life of the terminated swap. When the hedged item is sold, existing unrealized gains or losses on the swap contract are recognized in income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, which for the Corporation would be the quarter ending March 31, 2001. The Corporation is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

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

Loans, Loan Fees and Commitment Fees

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1999 and 1998, the Corporation's Consolidated Statements of Condition included approximately $21 million and $14 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Corporation adopted this statement in January 1998 and it did not have a material effect on the Corporation's financial position or results of operations. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets.

Bank-Owned Insurance Investments

     The Corporation has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as other assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income or other expense. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as other income.

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

Segment Information

     In 1998, the Corporation adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of operating segments based on the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Corporation's reportable segments. The adoption of SFAS No. 131 did not affect the Corporation's financial position or results of operations. See Note 18 to Financial Statements on page 76 of this Report.

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

Reclassifications

     Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                         DECEMBER 31, 1999                                   DECEMBER 31, 1998
                         -------------------------------------------------   -------------------------------------------------
                         AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                            COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                         ---------    ----------   ----------   ----------   ---------    ----------   ----------   ----------
                                                                    (IN THOUSANDS)
U.S. Treasury..........  $1,737,101     $  116      $ 63,444    $1,673,773   $1,503,734    $42,116       $  208     $1,545,642
Federal agency.........   5,800,122        506       176,845     5,623,783    4,929,000     14,188          992      4,942,196
State and municipal....     339,033      3,383         3,619       338,797      326,811     10,968          107        337,672
Other..................     175,551          6        18,211       157,346      140,895          6        2,757        138,144
                         ----------     ------      --------    ----------   ----------    -------       ------     ----------
Total securities.......  $8,051,807     $4,011      $262,119    $7,793,699   $6,900,440    $67,278       $4,064     $6,963,654
                         ==========     ======      ========    ==========   ==========    =======       ======     ==========

     At December 31, 1999 and 1998, available-for-sale and trading account securities having a par value of $5.82 billion and $3.13 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $3.26 billion and $2.46 billion were sold under agreement to repurchase at December 31, 1999 and 1998, respectively.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $2,337,109   $2,330,797
  1 to 5 years..............................................   2,368,006    2,326,585
  5 to 10 years.............................................   1,614,003    1,522,069
  Over 10 years.............................................   1,581,886    1,481,410
Other securities without stated maturity....................     150,803      132,838
                                                              ----------   ----------
Total securities............................................  $8,051,807   $7,793,699
                                                              ==========   ==========

     In 1999, 1998 and 1997, proceeds from the sale of securities available-for-sale amounted to $879 million, $2.55 billion and $1.31 billion, respectively. Gross gains of $14.1 million and no gross losses were realized on these sales in 1999, while gross gains of $28.5 million and gross losses of $1.5 million were realized on these sales in 1998, and gross gains of $13.5 million and gross losses of $0.3 million were realized in 1997. Net unrealized holding gains on trading securities included in earnings at December 31, 1999 was $1.4 million compared to an unrealized gain of $0.8 million at December 31, 1998.

3. LOANS

     The following table summarizes loan balances by category:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $ 8,578,520   $ 8,194,586
  Real estate construction..................................      119,717       149,242
  Real estate mortgages.....................................    3,538,066     3,185,279
  Installment...............................................      824,563       602,421
  Direct lease financing....................................       15,876        16,884
Foreign loans:
  Governments and official institutions.....................          504           812
  Banks and other financial institutions....................       10,751        52,855
  Other, primarily commercial and industrial................       26,890        28,200
                                                              -----------   -----------
     Total loans............................................   13,114,887    12,230,279
Less unearned income........................................          858         1,879
                                                              -----------   -----------
     Loans, net of unearned income..........................   13,114,029    12,228,400
Less allowance for possible loan losses.....................      147,235       140,608
                                                              -----------   -----------
     Loans, net of allowance for possible loan losses.......  $12,966,794   $12,087,792
                                                              ===========   ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                      DECEMBER 31
                                                              ---------------------------
                                                               1999      1998      1997
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Nonaccrual loans............................................  $23,558   $18,695   $17,790
Restructured loans..........................................    2,975     1,523       598
                                                              -------   -------   -------
Total nonperforming loans...................................   26,533    20,218    18,388
Other assets received in satisfaction of debt...............      946       559     1,300
                                                              -------   -------   -------
  Total nonperforming assets................................  $27,479   $20,777   $19,688
                                                              =======   =======   =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $ 1,285   $ 1,457   $ 1,061
Interest income actually recognized.........................       86        75        51
                                                              -------   -------   -------
  Interest shortfall........................................  $ 1,199   $ 1,382   $ 1,010
                                                              =======   =======   =======

     At December 31, 1999 and 1998, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights, included in other assets, of $6.4 million were capitalized during both 1999 and 1998. Amortization expense associated with the mortgage servicing rights was $2.5 million and $1.2 million in 1999 and 1998, respectively. There were no direct write-downs in 1999 or 1998. The net capitalized assets of $13.1 million and $9.2 million at December 31, 1999 and 1998, respectively, are reflective of the fair value of those rights.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                          YEARS ENDED DECEMBER 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Balance, beginning of year...........................  $140,608   $130,876   $142,211
                                                       --------   --------   --------
Charge-offs..........................................   (26,406)   (29,117)   (82,555)
Recoveries...........................................     7,999     11,892     12,773
                                                       --------   --------   --------
  Net charge-offs....................................   (18,407)   (17,225)   (69,782)
Provisions charged to operations.....................    25,034     26,957     58,447
                                                       --------   --------   --------
Balance, end of year.................................  $147,235   $140,608   $130,876
                                                       ========   ========   ========

     Details on impaired loans and related allowance are as follows:

                                           IMPAIRED LOANS         IMPAIRED LOANS       TOTAL
                                         FOR WHICH THERE IS     FOR WHICH THERE IS    IMPAIRED
                                         A RELATED ALLOWANCE   NO RELATED ALLOWANCE    LOANS
                                         -------------------   --------------------   --------
                                                            (IN THOUSANDS)
December 31,1999
Balance................................        $ 9,173               $17,360          $26,533
Related allowance......................          5,022                    --            5,022
                                               -------               -------          -------
Balance, net of allowance..............        $ 4,151               $17,360          $21,511
                                               =======               =======          =======
December 31,1998
Balance................................        $13,542               $ 6,676          $20,218
Related allowance......................          2,661                    --            2,661
                                               -------               -------          -------
Balance, net of allowance..............        $10,881               $ 6,676          $17,557
                                               =======               =======          =======

                                                            YEARS ENDED DECEMBER 31
                                                          ---------------------------
                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Average impaired loans..................................  $32,996   $32,148   $29,308
                                                          =======   =======   =======
Total interest income on impaired loans recorded on a
  cash basis............................................  $   329   $    91   $   115
                                                          =======   =======   =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
Land........................................................  $ 39,419   $ 39,750
Premises....................................................   334,787    327,054
Equipment...................................................   372,504    320,174
Leasehold improvements......................................    40,565     32,247
                                                              --------   --------
     Total..................................................   787,275    719,225
Accumulated depreciation and amortization...................   394,464    349,423
                                                              --------   --------
     Premises and equipment.................................  $392,811   $369,802
                                                              ========   ========

     The provision for depreciation and amortization was $52.9 million in 1999, $44.3 million in 1998, and $40.0 million in 1997.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Corporation enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 1999 and December 31, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Corporation's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Corporation's interest in these securities.

     The Corporation also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.26 billion and $2.46 billion at December 31, 1999 and 1998, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts.

                                                                 1999         1998
                                                                 ----         ----
                                                                   (IN THOUSANDS)
Securities Purchased Under Agreement to Resell
  Amount outstanding at end of year.........................  $       --   $        --
  Highest amount outstanding as of any month-end during the
     year...................................................      75,969       159,000
  Daily average amount outstanding during the year..........       6,272        30,954
  Daily average annualized rate of interest.................        4.22%         3.59%
Securities Sold Under Agreement to Repurchase
  Amount outstanding at end of year.........................  $3,259,414   $ 2,458,444
  Highest amount outstanding as of any month-end during the
     year...................................................   3,259,414     2,458,444
  Daily average amount outstanding during the year..........   2,649,997     1,967,856
  Daily average annualized rate of interest.................        4.84%         5.24%

7. SHORT, MEDIUM AND LONG-TERM NOTES AND UNUSED LINES OF CREDIT

     The following table summarizes the Corporation's long-term notes:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
Fixed rate 9 3/8% subordinated notes due June 1, 2001
  ($100,000 par value)......................................  $ 99,673   $ 99,387
Floating rate subordinated note to Bankmont due December 1,
  2004......................................................        --    100,000
Floating rate subordinated note to Bankmont due March 31,
  2005......................................................    50,000     50,000
Floating rate subordinated note to Bankmont due December 1,
  2006......................................................    50,000     50,000
Fixed rate 6 1/2% subordinated note to Bankmont due December
  27, 2007..................................................        --     65,000
Fixed rate 7 5/8% subordinated note to Bankmont due June 27,
  2008......................................................        --     15,000
Floating rate subordinated note to FinCo due June 29,
  2009......................................................   180,000         --
Fixed rate 6 1/8% subordinated note to Bankmont due August
  31, 2010..................................................    75,000     75,000
                                                              --------   --------
     Total..................................................  $454,673   $454,387
                                                              ========   ========

     All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1999, 180 day LIBOR was 6.13 percent.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminated on December 18, 1999. At that time the Corporation entered into a new $150 million revolving credit agreement with a group of five nonaffiliated banks and BMO that terminates on December 8, 2000. There were no borrowings under either credit facility during 1999 or 1998.

     On June 29, 1999, Bankcorp borrowed (Canadian) $266 million (U.S. $180 million) from BMO (US) Finance, LLC ("FinCo"), a Delaware limited liability company and an indirect subsidiary of BMO. This new loan is 10 year subordinated debt, bearing interest at Bankers' Acceptance (BA) + 43 bps, and matures June 29, 2009. Bankcorp entered into a currency and interest rate swap agreement to exchange the C$266 million for U.S. $180 million and makes quarterly interest payments on the swap. The interest rate converts to LIBOR + 44.5 bps under the swap.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 1999, $1.50 billion of senior notes were outstanding with original maturities ranging from 366 to 385 days (remaining maturities ranging from 18 to 223 days) and stated interest rates ranging from 5.00 percent to 5.85 percent. As of December 31, 1998, $940 million of short-term notes were outstanding with original maturities ranging from 31 to 182 days (remaining maturities ranging from 22 to 130 days) and stated interest rates ranging from 5.00 percent to 5.50 percent.

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

     The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities reported on the Corporation's Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and investment securities were based on quoted market prices.

     A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, consumer and home equity, were assumed to be the same as carrying value since the loans' interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. A fair-value discount related to nonperforming loans included in the above categories, along with a discount for future credit risk throughout the portfolio, was based on an analysis of expected and unidentified future losses. Accordingly, the fair value estimate for total loans was reduced by these discounts, which in total approximated the allowance for possible loan losses on the Corporation's Consolidated Statements of Condition. Additionally, management considered appraisal values of collateral when nonperforming loans were secured by real estate.

     The fair values of customers' liability on acceptances and acceptances outstanding approximate carrying value due to the short-term nature of these assets and liabilities and the generally negligible credit losses associated with them.

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

     The estimated fair values of the Corporation's financial instruments at December 31, 1999 and 1998 are presented in the following table. See Note 9 to Financial Statements on page 61 of this Report for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                    DECEMBER 31
                                              --------------------------------------------------------
                                                         1999                          1998
                                              --------------------------    --------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                               --------         -----        --------         -----
                                                                   (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks...    $ 1,485,408    $ 1,485,408    $ 1,492,270    $ 1,492,270
Money market assets:
  Interest-bearing deposits at banks......        239,980        239,980         98,937         98,937
  Federal funds sold and securities
     purchased under agreement to
     resell...............................        305,890        305,890        155,709        155,709
Securities available-for-sale.............      7,793,699      7,793,699      6,963,654      6,963,654
Trading account assets....................         68,910         68,910        120,668        120,668
Loans, net of unearned income and
  allowance for possible loan losses......     12,966,794     12,905,732     12,087,792     12,107,090
Customers' liability on acceptances.......         43,599         43,599         30,829         30,829
Accrued interest receivable...............        187,811        187,811        147,316        147,316
Bank-owned insurance investments..........        772,579        772,579        725,302        725,302
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          assets..........................    $23,864,670    $23,803,608    $21,822,477    $21,841,775
                                              ===========    ===========    ===========    ===========
LIABILITIES
Deposits:
  Demand deposits.........................    $ 9,630,683    $ 9,630,683    $ 9,297,644    $ 9,297,644
  Time deposits...........................      5,664,273      5,675,526      6,025,198      6,059,299
Federal funds purchased and securities
  sold under agreement to repurchase......      4,536,831      4,536,831      3,440,832      3,440,832
Commercial paper outstanding..............        245,050        245,050        261,905        261,905
Other short-term borrowings...............        684,127        684,127        168,151        168,151
Acceptances outstanding...................         43,599         43,599         30,829         30,829
Accrued interest payable..................         90,493         90,493         56,610         56,610
Senior notes..............................      1,500,000      1,500,000        940,000        940,000
Minority interest -- preferred stock of
  subsidiary..............................        250,000        250,000        250,000        250,000
Long-term notes...........................        454,673        448,235        454,387        469,393
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          liabilities.....................    $23,099,729    $23,104,544    $20,925,556    $20,974,663
                                              ===========    ===========    ===========    ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities.........................    $   (20,853)   $   (20,853)   $   (13,551)   $   (13,551)
Interest rate contracts:
  Dealer and trading contracts............            456            456           (352)          (352)
  Risk management contracts...............             (4)         3,759           (297)        (4,701)
Foreign exchange rate contracts:
  Dealer and trading contracts............           (315)          (315)            --             --
  Risk management contracts...............           (192)         4,925             --             --
                                              -----------    -----------    -----------    -----------
       Total off-balance-sheet financial
          instruments.....................    $   (20,908)   $   (12,028)   $   (14,200)   $   (18,604)
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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $8.42 billion and $8.32 billion at December 31, 1999 and 1998, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1999, totaled $301 million and at December 31, 1998, totaled $408 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.95 billion at December 31, 1999 and $2.07 billion at December 31, 1998. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $401 million at December 31, 1999 and $491 million at December 31, 1998.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $92 million at December 31, 1999 and $101 million at December 31, 1998.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $20.9 million at December 31, 1999 and $13.6 million at December 31, 1998.

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

     Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Corporation manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process.

     Value at risk methodology is used for measuring the market risk of the Corporation's trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Corporation would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.

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

     Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Corporation's activity in swaps is as intermediary in the exchange of interest payments between customers, although the Corporation also uses swaps to manage its own interest rate exposure (see discussion of risk management activity on page 64).

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

                                                                        DECEMBER 31
                                                       ----------------------------------------------
                                                            CONTRACTUAL OR              MAXIMUM
                                                           NOTIONAL AMOUNT          REPLACEMENT COST
                                                       ------------------------    ------------------
                                                          1999          1998        1999       1998
                                                          ----          ----        ----       ----
                                                                       (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards.............................    $  111,710    $  272,658    $   284    $   123
  Forward rate agreements..........................            --       146,800         --        558
  Options written..................................            --            --         --         --
  Options purchased................................         1,000            --          3         --
  Guarantees written...............................       531,775       735,221      1,935         91
  Guarantees purchased.............................       519,022       735,221      1,240      2,647
  Swaps............................................     2,677,750     2,727,942     23,871     33,909

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1999 and 1998:

                                                               1999                              1998
                                                  ------------------------------    ------------------------------
                                                  END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                     ASSETS           ASSETS           ASSETS           ASSETS
                                                  (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                  -------------    -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.........................      $    284         $     --         $    123         $     --
     Unrealized losses........................            --               --               --               --
  Forward rate agreements
     Unrealized gains.........................            --              184              558              192
     Unrealized losses........................            --             (184)            (558)            (192)
  Options
     Purchased................................             3               --               --               --
     Written..................................            --               --               --               --
  Guarantees
     Purchased................................          (695)           2,006            2,556            2,087
     Written..................................           763           (2,037)          (2,556)          (2,087)
  Swaps
     Unrealized gains.........................        23,871           20,942           33,909           43,790
     Unrealized losses........................       (23,770)         (21,155)         (34,384)         (42,672)
                                                    --------         --------         --------         --------
          Total Interest Rate Contracts.......      $    456         $   (244)        $   (352)        $  1,118
                                                    ========         ========         ========         ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1999, 1998 and 1997 are summarized below:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................     $  542     $   788      $ (649)
  Forward rate agreements...................................          2          --          --
  Options...................................................        (36)        (16)         54
  Guarantees................................................        (57)         --          (6)
  Swaps.....................................................        439         210          42
Debt Instruments............................................      8,003       9,388       7,570
                                                                 ------     -------      ------
     Total Trading Revenue..................................     $8,893     $10,370      $7,011
                                                                 ======     =======      ======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                               DECEMBER 31, 1999
                              ------------------------------------------------------------------------------------
                               WITHIN        1 TO 3        3 TO 5       5 TO 10       GREATER THAN
                               1 YEAR        YEARS         YEARS         YEARS          10 YEARS          TOTAL
                               ------        ------        ------       -------       ------------        -----
                                                                 (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount...........  $217,634      $472,434      $504,687      $130,218        $ 61,200        $1,386,173
  Average pay rate..........      5.77%         6.11%         6.07%         6.58%           6.16%             6.09%
  Average receive rate......      6.07%         6.13%         6.02%         5.51%           6.13%             6.02%
Receive Fixed Swaps:
  Notional amount...........  $209,399      $446,915      $478,529      $101,134        $ 55,600        $1,291,577
  Average pay rate..........      6.05%         6.13%         6.19%         5.68%           6.13%             6.10%
  Average receive rate......      5.77%         6.02%         6.09%         6.59%           6.14%             6.06%
     Total notional
       amount...............  $427,033      $919,349      $983,216      $231,352        $116,800        $2,677,750

     The following table summarizes the bank's dealer/trading equities and commodities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                      DECEMBER 31
                                                          -----------------------------------
                                                           CONTRACTUAL OR        MAXIMUM
                                                          NOTIONAL AMOUNT    REPLACEMENT COST
                                                          ----------------   ----------------
                                                           1999      1998     1999      1998
                                                           ----      ----     ----      ----
                                                                    (IN THOUSANDS)
Equities Contracts:
  Options written.......................................  $15,451   $3,702   $   --    $   --
  Options purchased.....................................   15,451    3,702    2,507     1,032
Commodities Contracts...................................       --    1,596       --       193

     The following table summarizes average and end of period fair values of dealer/trading equities contracts and commodities contracts for the years ended December 31, 1999 and 1998:

                                                          1999                            1998
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased..............................     $ 2,507          $ 79           $ 1,032          $ 179
     Written................................      (2,507)          (79)           (1,032)          (179)
                                                 -------          ----           -------          -----
       Total Equities Contracts.............     $    --          $ --           $    --          $  --
                                                 =======          ====           =======          =====
Commodities Contracts:
  Unrealized Gains..........................     $    --          $  9           $   193          $   8
  Unrealized Losses.........................          --            (9)             (193)            (8)
                                                 -------          ----           -------          -----
       Total Commodities Contracts..........     $    --          $ --           $    --          $  --
                                                 =======          ====           =======          =====

     There were no net gains (losses) from dealer/trading activity in equities or commodities contracts for the years ended December 31, 1999 and 1998.

Risk Management Activity

     In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, and foreign exchange contracts to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities and foreign currency exchange rate fluctuations of certain assets and liabilities. For non-trading risks, market risk is controlled by actively managing the asset and liability mix, either directly through the balance sheet or with off-balance sheet derivative instruments. Measures also focus on interest rate exposure gaps and sensitivity to rate changes. During 1999 and 1998, interest rate swaps were primarily used to alter the character of revenue earned on certain fixed rate loans. During 1999 foreign exchange contracts were used to stabilize any currency exchange rate fluctuations for certain senior notes. The Corporation had $436 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1999 with a fair value of $8.7 million. At December 31, 1998, the Corporation had $152 million notional amount of swap contracts outstanding with a loss in fair value of $4.7 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $2.8 million and $3.0 million, respectively, at December 31, 1999 and $0.2 and $4.5 million, respectively, at December 31, 1998. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 1999 or 1998. There were no deferred gains or losses on terminated contracts at December 31, 1999 or 1998.

     The following table summarizes swap activity for risk management purposes:

                                                                   NOTIONAL
                                                                    AMOUNT
                                                                   --------
                                                                (IN THOUSANDS)
Amount, December 31, 1997...................................      $ 483,032
Additions...................................................         57,517
Maturities..................................................       (388,915)
Terminations................................................             --
                                                                  ---------
Amount, December 31, 1998...................................      $ 151,634
Additions...................................................        322,850
Maturities..................................................          6,576
Terminations................................................        (44,685)
                                                                  ---------
Amount, December 31, 1999...................................      $ 436,375
                                                                  =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management:

                                                                     DECEMBER 31, 1999
                                               -------------------------------------------------------------
                                               WITHIN       1 TO 3        3 TO 5       5 TO 10
                                               1 YEAR        YEARS        YEARS         YEARS        TOTAL
                                               ------       ------        ------       -------       -----
                                                                      (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount..........................    $75,267      $84,960      $ 20,141      $    --      $180,368
  Average pay rate.........................       6.25%        6.01%         6.67%          --%         6.18%
  Average receive rate.....................       6.18%        6.15%         6.17%          --%         6.17%
Receive Fixed Swaps:
  Notional amount..........................    $    --      $    --      $256,007      $    --      $256,007
  Average pay rate.........................         --%          --%         6.32%          --%         6.32%
  Average receive rate.....................         --%          --%         5.55%          --%         5.55%
     Total notional amount.................    $75,267      $84,960      $276,148      $    --      $436,375

     At December 31, 1999, swap contracts with BMO represent $19.6 million and $4.5 million of unrealized gains and unrealized losses, respectively. Guarantee contracts purchased from BMO represent $0.8 million and $0.2 million of unrealized gains and unrealized losses, respectively. Guarantee contracts written with BMO represent $1.8 million and $0.4 million of unrealized gains and unrealized losses, respectively.

Foreign Exchange Contracts

Dealer Activity

     The Corporation is a dealer in foreign exchange. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitor-ing exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. HTSB and BMO combine their U.S. FX. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. This agreement did not have a material impact on the Corporation's 1999, 1998 or 1997 net income or financial position.

     At December 31, 1999, approximately 75 percent of the Corporation's gross notional positions in foreign currency contracts are represented by seven currencies: English pounds, German deutsche marks, Japanese yen, French francs, Swiss francs, Canadian dollars and Italian lira.

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

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                                   DECEMBER 31
                                                 ------------------------------------------------
                                                      CONTRACTUAL OR         MAXIMUM REPLACEMENT
                                                     NOTIONAL AMOUNT                 COST
                                                 ------------------------    --------------------
                                                    1999          1998         1999        1998
                                                    ----          ----         ----        ----
                                                                  (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards...................  $1,563,178    $1,734,546    $22,290     $19,991
  Options written..............................     168,590       184,615         --          --
  Options purchased............................     168,590       184,615      4,086       3,885
  Cross currency swaps.........................     324,235       123,906     13,416       2,996

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1999 and 1998:

                                                          1999                            1998
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains..........................    $ 22,290        $ 22,531        $ 19,991        $ 35,056
  Unrealized losses.........................     (22,290)        (22,531)        (19,991)        (35,056)
Options
  Purchased.................................       4,086           7,984           3,885           3,304
  Written...................................      (4,086)         (7,984)         (3,885)         (3,304)
Cross currency swaps
  Unrealized gains..........................      13,416           1,111           2,996           2,913
  Unrealized losses.........................     (13,731)           (775)         (2,996)         (2,913)
                                                --------        --------        --------        --------
Total Foreign Exchange......................    $   (315)       $    336        $     --        $     --
                                                ========        ========        ========        ========

     At December 31, 1999, spot, futures and forward contracts with BMO represent $8.2 million and $10.0 million of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $4.1 million and $4.1 million of options purchased and options written, respectively. Cross currency swaps with BMO represent $7.8 million and $5.8 million of unrealized gains and unrealized losses, respectively.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1999, 1998 and 1997 totaled $8.3 million, $6.8 million and $5.4 million, respectively, of net profit under the aforementioned agreement with BMO.

Securities Activities

     The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $50 million at December 31, 1999 and $83 million at December 31, 1998.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 1999 or 1998.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Corporation had one concentration of credit risk arising from financial instruments at December 31, 1999 and 1998. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

     A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $13.5 billion or 41 percent of the Corporation's total credit exposure at December 31, 1999 and $15.1 billion or 49 percent of the Corporation's total credit exposure at December 31, 1998.

     The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 to Financial Statements on page 61 of this Report for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1999. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1999. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1999, 1998 and 1997, cumulative contributions were greater than the amounts recorded as pension expense for financial reporting purposes.

     The total consolidated pension expense of the Corporation, including the supplemental plan (excluding settlement losses), for 1999, 1998 and 1997 was $15.2 million, $10.0 million and $8.7 million, respectively.

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

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

                                             PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                      ------------------------------   ---------------------------------
                                      1999***    1998***    1997***     1999***     1998***     1997***
                                      -------    -------    -------     -------     -------     -------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning of
  year..............................  $274,535   $229,474   $209,871   $ 41,050    $ 39,757    $ 38,550
Service cost........................    12,671     11,043      9,862      2,230       1,758       1,552
Interest cost.......................    18,928     17,319     15,108      2,989       2,805       2,645
Benefits paid (net of participant
  contributions)....................   (26,644)   (21,326)   (15,942)    (2,983)     (2,953)     (1,704)
Actuarial (gain) or loss............   (24,908)    38,025     10,575       (706)       (317)     (1,286)
                                      --------   --------   --------   --------    --------    --------
Benefit obligation at end of year...  $254,582   $274,535   $229,474   $ 42,580    $ 41,050    $ 39,757
                                      ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year.................  $243,293   $266,589   $217,175   $ 19,716    $ 18,031    $ 12,133
Actual return on plan assets........    27,746    (10,749)    58,246      2,255      (1,005)      3,663
Employer contribution...............     9,947      8,778      7,111      2,803       2,690       2,235
Benefits paid.......................   (26,644)   (21,325)   (15,943)        --          --          --
                                      --------   --------   --------   --------    --------    --------
Fair value of plan assets at end of
  year**............................  $254,342   $243,293   $266,589   $ 24,774    $ 19,716    $ 18,031
                                      ========   ========   ========   ========    ========    ========
Funded Status.......................  $   (240)  $(31,242)  $ 37,115   $(17,806)   $(21,334)   $(21,726)
Contributions made between
  measurement date (September 30)
  and end of year...................        --     10,017      9,269         --          --          --
Unrecognized actuarial (gain) or
  loss..............................     8,918     40,932    (29,079)   (14,977)    (13,941)    (16,783)
Unrecognized transition (asset) or
  obligation........................      (803)    (1,159)    (1,513)    25,598      27,490      29,497
Unrecognized prior service cost.....    (5,446)    (6,292)    (7,127)     2,206       2,398       2,592
                                      --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit cost......  $  2,429   $ 12,256   $  8,665   $ (4,979)   $ (5,387)   $ (6,420)
                                      ========   ========   ========   ========    ========    ========

                                             PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                      ------------------------------   ---------------------------------
                                        1999       1998       1997       1999        1998        1997
                                        ----       ----       ----       ----        ----        ----
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost........................  $ 12,671   $ 11,043   $  9,862   $  2,230    $  1,758    $  1,552
Interest cost.......................    18,928     17,319     15,108      2,990       2,805       2,645
Expected return on plan assets......   (21,564)   (20,749)   (17,780)    (1,660)     (1,490)     (1,047)
Amortization of prior service
  cost..............................      (833)      (835)      (835)       195         195         195
Amortization of transition (asset)
  or obligation.....................      (354)      (354)      (354)     1,964       1,966       1,966
Recognized actuarial (gain) or
  loss..............................       944         --         --       (324)       (583)       (547)
                                      --------   --------   --------   --------    --------    --------
Net periodic benefit cost...........  $  9,792   $  6,424   $  6,001   $  5,395    $  4,651    $  4,764
                                      ========   ========   ========   ========    ========    ========

-------------------------
* Benefit Obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.
** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.
*** Plan assets and obligation measured as of September 30.

                                                                               POSTRETIREMENT MEDICAL
                                                          PENSION BENEFITS            BENEFITS
                                                         ------------------   ------------------------
                                                         1999   1998   1997    1999     1998     1997
                                                         ----   ----   ----    ----     ----     ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate..........................................  7.50%  7.00%  7.25%   7.50%    7.00%    7.25%
Expected return on plan assets.........................  9.00%  9.00%  9.00%   8.00%    8.00%    8.00%
Rate of compensation increase..........................  5.50%  5.50%  5.70%    N/A      N/A      N/A

-------------------------
* Discount rates are used to determine service costs for the subsequent year.

     For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6.0 percent in 2001 and remain level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $1,238          $  (868)
Effect on postretirement benefit obligation...............      $6,382          $(5,157)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                              SUPPLEMENTAL UNFUNDED RETIREMENT
                                                                          BENEFITS
                                                              ---------------------------------
                                                                1999        1998        1997
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 24,667    $ 19,731    $ 15,263
Service cost................................................     2,694       1,357         793
Interest cost...............................................     1,474       1,178         796
Benefits paid (net of participant contributions)............    (5,094)     (1,493)     (2,109)
Actuarial (gain) or loss....................................    (7,411)      3,894       4,988
                                                              --------    --------    --------
Benefit obligation at end of year...........................  $ 16,330    $ 24,667    $ 19,731
                                                              --------    --------    --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $     --    $     --    $     --
Actual return on plan assets................................        --          --          --
Employer contribution.......................................     5,094       1,493       2,109
Benefits paid...............................................    (5,094)     (1,493)     (2,109)
                                                              --------    --------    --------
Fair value of plan assets at end of year....................  $     --    $     --    $     --
                                                              --------    --------    --------
Funded Status...............................................  $(16,330)   $(24,667)   $(19,731)
Contributions made between measurement date (September 30)
  and end of year...........................................        86          45          48
Unrecognized actuarial (gain) or loss.......................       142       9,867       6,083
Unrecognized transition (asset) or obligation...............       283         362         515
Unrecognized prior service cost.............................     2,609       2,800       3,580
                                                              --------    --------    --------
Prepaid (accrued) benefit cost..............................  $(13,210)   $(11,593)   $ (9,505)
                                                              --------    --------    --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $  2,693    $  1,357    $    793
Interest cost...............................................     1,474       1,178         796
Expected return on plan assets..............................        --          --          --
Amortization of prior service cost..........................       562         528         563
Amortization of transition (asset) or obligation............       128         121         128
Recognized actuarial (gain) or loss.........................       537         397         411
                                                              --------    --------    --------
Net periodic benefit cost...................................  $  5,394    $  3,581    $  2,691
                                                              ========    ========    ========
Additional (gain) or loss recognized due to:
  Curtailment...............................................  $     --    $     --    $     --
  Settlement................................................  $  1,314    $     --    $    241

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................     6.00%       6.00%       6.00%
Rate of compensation increase...............................     5.70%       5.70%       5.70%

     The Corporation has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Corporation relative to predefined targets. The Corporation's total expense for this plan was $11.5 million, $10.6 million and $10.3 million in 1999, 1998 and 1997, respectively.

12. STOCK OPTIONS

     The Corporation has two stock-based compensation plans, which are accounted for under the fair value based method of accounting for stock based compensation plans and are described below.

Harris Bank Stock Option Program

     The Harris Bank Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Corporation granted stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for BMO common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $2.7 million, $1.3 million and $0.8 million in 1999, 1998 and 1997 respectively.

     The following table summarizes the stock option activity for 1999, 1998 and 1997 and provides details of stock options outstanding at December 31, 1999:

                                         1999                           1998                           1997
                             ----------------------------   ----------------------------   ----------------------------
                                         WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
          OPTIONS             SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
          -------             ------     ----------------    ------     ----------------    ------     ----------------
Outstanding at beginning of
  year.....................  1,961,200        $34.39        1,076,300        $30.63          902,100        $25.48
Granted....................    797,500         34.72          879,300         39.06          263,750         46.33
Exercised..................         --                             --                             --
Forfeited, cancelled.......     (2,500)        39.06               --            --          (89,550)        25.03
Transferred................    (15,000)        39.06            5,600         22.55
Expired....................         --                             --                             --
                             ---------                      ---------                      ---------
Outstanding at end of
  year.....................  2,741,200         34.45        1,961,200         34.39        1,076,300         30.63
                             =========                      =========                      =========
Options exercisable at
  year-end.................       None                           None                           None
Weighted-average fair value
  of options granted during
  the year.................  $    6.69                      $    7.98                      $    9.53

                       NUMBER         WEIGHTED AVERAGE
   RANGE OF          OUTSTANDING         REMAINING       WEIGHTED AVERAGE
EXERCISE PRICES   DECEMBER 31, 1999   CONTRACTUAL LIFE    EXERCISE PRICE
---------------   -----------------   ----------------   ----------------
    $22-30              818,150             6.51 years        $25.51
     34-42            1,659,300             9.44               36.97
     46-50              263,750             7.95               46.33
                      ---------
     22-50            2,741,200             8.42               34.45
                      =========

     The fair value of the stock options granted has been estimated using the Bloomberg Model with the following assumptions:

                                                           1999        1998        1997
                                                           ----        ----       ------
Risk-free interest rate...............................      6.31%       4.87%       5.81%
Expected life, in years...............................       7.0         7.5         7.5
Expected volatility...................................     21.46%      19.82%      15.96%
Compound annual dividend growth.......................      9.02%       8.82%       8.82%
Estimated fair value per option (US $)................    $ 6.69      $ 7.98      $ 9.53

Harris Bank Stock Appreciation Rights Plan

     The Corporation maintains the Harris Bank Stock Appreciation Rights Plan which was established in January 1995. The rights granted under this plan have either a three-year or five-year term and are exercisable after the expiration of the respective term, assuming cumulative performance goals are met. Compensation expense for the Harris Bank Stock Appreciation Rights Plan totaled $0.4 million, $0.6 million and $5.9 million in 1999, 1998 and 1997 respectively.

     The following table details the rights outstanding at December 31, 1999, 1998 and 1997.

                                                   1999       1998       1997
                                                 ---------   -------   --------
Outstanding beginning of the year..............    378,200   398,000    611,000
Granted........................................         --        --         --
Exercised......................................   (305,200)  (24,000)  (143,000)
Cancelled......................................         --        --    (70,000)
Transferred....................................         --     4,200         --
                                                 ---------   -------   --------
Outstanding end of the year....................     73,000   378,200    398,000
                                                 =========   =======   ========

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $19.3 million in 1999, $17.6 million in 1998 and $20.8 million in 1997. These amounts include real estate taxes, maintenance and other rental-related operating costs of $3.6 million, $3.1 million and $4.3 million for 1999, 1998 and 1997, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 1999 for all noncancelable operating leases are as follows:

                                                               (IN THOUSANDS)
                                                               --------------
2000........................................................      $12,583
2001........................................................       10,794
2002........................................................        8,047
2003........................................................        6,001
2004........................................................        5,629
2005 and thereafter.........................................       29,337
                                                                  -------
     Total minimum future rentals...........................      $72,391
                                                                  =======

     Occupancy expenses for 1999, 1998 and 1997 have been reduced by $13.0 million, $14.0 million and $14.3 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 1999, 1998, and 1997 applicable income tax expense (benefit) was as follows:

                                                   FEDERAL   STATE    FOREIGN    TOTAL
                                                   -------   -----    -------    -----
                                                              (IN THOUSANDS)
1999:
  Current........................................  $70,887   $ (664)    $24     $70,247
  Deferred.......................................   (7,631)   2,522      --     $(5,109)
                                                   -------   ------     ---     -------
       Total.....................................  $63,256   $1,858     $24     $65,138
                                                   =======   ======     ===     =======
1998:
  Current........................................  $67,296   $ (841)    $23     $66,478
  Deferred.......................................    1,949    1,474      --     $ 3,423
                                                   -------   ------     ---     -------
       Total.....................................  $69,245   $  633     $23     $69,901
                                                   =======   ======     ===     =======
1997:
  Current........................................  $64,314   $3,391     $28     $67,733
  Deferred.......................................    2,922     (579)     --     $ 2,343
                                                   -------   ------     ---     -------
       Total.....................................  $67,236   $2,812     $28     $70,076
                                                   =======   ======     ===     =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1999, 1998 and 1997:

                                                                       DECEMBER 31
                                                              -----------------------------
                                                                1999       1998      1997
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................  $ 58,427   $ 56,547   $51,283
  Deferred employee compensation............................     6,214     10,272     8,224
  Deferred expense and prepaid income.......................    10,394         --     7,256
  Pension and medical trust.................................     8,738      5,811     4,028
  Other assets..............................................     8,073      9,902    10,134
                                                              --------   --------   -------
       Deferred tax assets..................................    91,846     82,532    80,925
                                                              --------   --------   -------
Gross deferred tax liabilities:
  Depreciable assets........................................    (5,273)    (6,077)   (2,686)
  Other liabilities.........................................    (8,995)    (3,988)   (2,349)
                                                              --------   --------   -------
     Deferred tax liabilities...............................   (14,268)   (10,065)   (5,035)
                                                              --------   --------   -------
  Net deferred tax assets...................................    77,578     72,467    75,890
                                                              --------   --------   -------
Tax effect of adjustment related to available-for-sale
  securities................................................   102,591    (25,017)   (7,563)
                                                              --------   --------   -------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................  $180,169   $ 47,450   $68,327
                                                              ========   ========   =======

     At December 31, 1999 and 1998, the respective net deferred tax assets of $78 million and $72 million included $68 million and $60 million for Federal taxes and $10 million and $12 million for state taxes, respectively. Bankcorp has recognized its Federal and state deferred tax assets as management believes that it is more likely than not that the net deferred tax assets will be realized. The deferred taxes reported on the Corporation's Consolidated Statements of Condition at December 31, 1999 and 1998 also include a $103 million deferred tax asset and a $25 million deferred tax liability, respectively, for the tax effect of the net unrealized gains or losses associated with marking to market certain securities designated as available-for-sale, in accordance with SFAS No. 115.

     Total income tax expense of $65.1 million for 1999, $69.9 million for 1998, and $70.1 million for 1997 reflects effective tax rates of 24.3 percent, 27.7 percent, and 30.9 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                        YEARS ENDED DECEMBER 31
                                  --------------------------------------------------------------------
                                          1999                    1998                    1997
                                  ---------------------   ---------------------   --------------------
                                             PERCENT OF              PERCENT OF             PERCENT OF
                                               PRETAX                  PRETAX                 PRETAX
                                   AMOUNT      INCOME      AMOUNT      INCOME     AMOUNT      INCOME
                                   ------    ----------    ------    ----------   ------    ----------
                                                             (IN THOUSANDS)
Computed tax expense............  $ 93,867      35.0%     $ 88,384      35.0%     $79,327     35.0%
Increase (reduction) in income
  tax expense due to:
  Tax-exempt income from loans
     and investments net of
     municipal interest expense
     disallowance...............    (6,462)     (2.4)       (6,121)     (2.4)      (6,591)     (2.9)
  Bank owned insurance
     investments................   (14,477)     (5.4)      (11,319)     (4.5)      (4,518)     (2.0)
  Equity ownership in
     securitization trust.......    (5,601)     (2.1)           --        --           --        --
  Other, net....................    (2,189)     (0.8)       (1,043)     (0.4)       1,858       0.8
                                  --------      ----      --------      ----      -------      ----
Actual tax expense..............  $ 65,138      24.3%     $ 69,901      27.7%     $70,076     30.9%
                                  ========      ====      ========      ====      =======      ====

     The tax expense from net gains on security sales amounted to $5.5 million, $10.5 million, and $5.1 million in 1999, 1998, and 1997, respectively.

15. REGULATORY CAPITAL

     Bankcorp, as a U.S. bank holding company, and HTSB, as a state-member bank, must each adhere to the capital adequacy guidelines of the Federal Reserve Board, which are not significantly different than those published by other U.S. banking regulators. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

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

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent.

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

     As of December 31, 1999, the most recent notification from the FDIC categorized the Corporation and HTSB as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 1999 that have changed the capital category of the Corporation and HTSB.

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

                                                                                                     TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL                    UNDER PROMPT CORRECTIVE
                                        ACTUAL                     ADEQUACY PURPOSES                    ACTION PROVISIONS
                                 ---------------------      -------------------------------      -------------------------------
                                  CAPITAL      CAPITAL           CAPITAL            CAPITAL           CAPITAL            CAPITAL
                                   AMOUNT       RATIO             AMOUNT             RATIO             AMOUNT             RATIO
                                  -------      -------           -------            -------           -------            -------
                                                                         (IN THOUSANDS)
As of December 31, 1999:
Total Capital to
  Risk-Weighted Assets
  Corporation................    $2,261,292     11.54%       *  $1,567,620       *   8.00%        *  $1,959,525       *   10.00%
  HTSB.......................    $1,740,498     10.77%       *  $1,292,849       *   8.00%        *  $1,616,061       *   10.00%
Tier 1 Capital to
  Risk-Weighted Assets
  Corporation................    $1,739,753      8.88%       *  $  783,673       *   4.00%        *  $1,175,509       *    6.00%
  HTSB.......................    $1,401,796      8.68%       *  $  645,989       *   4.00%        *  $  968,983       *    6.00%
Tier 1 Capital to Average
  Assets
  Corporation................    $1,739,753      7.07%       *  $  984,302       *   4.00%        *  $1,230,377       *    5.00%
  HTSB.......................    $1,401,796      7.29%       *  $  769,161       *   4.00%        *  $  961,451       *    5.00%
As of December 31, 1998:
Total Capital to
  Risk-Weighted Assets
  Corporation................    $2,126,585     11.57%       *  $1,470,413       *   8.00%        *  $1,838,016       *   10.00%
  HTSB.......................    $1,626,429     10.77%       *  $1,208,118       *   8.00%        *  $1,510,148       *   10.00%
Tier 1 Capital to
  Risk-Weighted Assets
  Corporation................    $1,591,846      8.66%       *  $  735,264       *   4.00%        *  $1,102,896       *    6.00%
  HTSB.......................    $1,293,206      8.57%       *  $  603,597       *   4.00%        *  $  905,395       *    6.00%
Tier 1 Capital to Average
  Assets
  Corporation................    $1,591,846      7.26%       *  $  877,050       *   4.00%        *  $1,096,313       *    5.00%
  HTSB.......................    $1,293,206      7.50%       *  $  689,710       *   4.00%        *  $  862,137       *    5.00%


------------

* Greater than or equal to.

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $1.68 billion and $1.74 billion at December 31, 1999 and 1998, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $412 million of dividends at December 31, 1999. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $104 million and $134 million in 1999 and 1998, respectively.

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

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1999 and 1998, daily average reserve balances of $209 million and $225 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 1999 and 1998, balances on deposit at the Federal Reserve Bank totaled $226 million and $195 million, respectively.

17. CONTINGENT LIABILITIES

     Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position and results of operations.

18. SEGMENT INFORMATION

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Corporate and Institutional Financial Services, Chicagoland Banking, Electronic Financial Services and Private Client Group. Corporate and Institutional Financial Services is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and corporate trust activities, including national stock transfer and indenture trust distribution. Chicagoland Banking comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. Electronic Financial Services includes cash management services, mbanx(sm), the Corporation's virtual banking unit, and the bankcard business unit, including merchant services and, until its sale in January 1998, the Corporation's charge card business. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager).

     The "Other" category is comprised of the Corporation's Treasury unit, which serves as the Corporation's funding unit, as well as income from bank-owned insurance investments and inter-segment eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.

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

     Selected segment information is included in the following table:

                                  CORPORATE AND
                                  INSTITUTIONAL                   ELECTRONIC
                                    FINANCIAL      CHICAGOLAND    FINANCIAL     PRIVATE CLIENT               CONSOLIDATED
                                    SERVICES         BANKING       SERVICES         GROUP          OTHER        TOTAL
                                  -------------    -----------    ----------    --------------    -------    ------------
                                                                       (IN MILLIONS)
1999
Net interest income
  (FTE basis).................       $198.3          $255.6         $ 67.2            49.0        $   7.3      $ 577.4
Noninterest income............        108.5            74.4          104.4           131.2           44.5        463.0
Provision for loan losses.....         18.2             6.6             --             0.3           (0.1)        25.0
Noninterest expense...........        137.8           281.6          134.2           150.8           10.4        714.8
                                     ------          ------         ------          ------        -------      -------
Income before income taxes....        150.8            41.8           37.4            29.1           41.5        300.6
Income taxes..................         60.3            17.4           14.9            11.7           (6.8)        97.5
                                     ------          ------         ------          ------        -------      -------
Net income....................       $ 90.5          $ 24.4         $ 22.5          $ 17.4        $  48.3      $ 203.1
                                     ======          ======         ======          ======        =======      =======
Average Assets................       $6,875          $8,015         $1,255          $1,240        $ 6,130      $23,515
                                     ======          ======         ======          ======        =======      =======
Average Loans.................       $6,797          $6,276         $   36          $1,087        $(1,683)     $12,513
                                     ======          ======         ======          ======        =======      =======
Average Deposits..............       $  394          $7,957         $2,421          $1,260        $ 3,106      $15,138
                                     ======          ======         ======          ======        =======      =======
1998
Net interest income
  (FTE basis).................       $178.0          $240.8         $ 68.1            45.5        $   4.8      $ 537.2
Noninterest income............        100.7            69.0          108.4(1)        121.8           51.1        451.0
Provision for loan losses.....         21.1             5.7            0.1             0.3           (0.2)        27.0
Noninterest expense...........        123.1           271.3          132.0           131.3           20.9        678.6
                                     ------          ------         ------          ------        -------      -------
Income before income taxes....        134.5            32.8           44.4            35.7           35.2        282.6
Income taxes..................         53.5            14.5           17.8            14.5           (0.3)       100.0
                                     ------          ------         ------          ------        -------      -------
Net income....................       $ 81.0          $ 18.3         $ 26.6          $ 21.2        $  35.5      $ 182.6
                                     ======          ======         ======          ======        =======      =======
Average Assets................       $6,330          $7,835         $1,230          $1,090        $ 4,742      $21,227
                                     ======          ======         ======          ======        =======      =======
Average Loans.................       $6,159          $6,157         $   59(1)       $  954        $(1,669)     $11,660
                                     ======          ======         ======          ======        =======      =======
Average Deposits..............       $  407          $7,633         $2,999          $1,216        $ 2,116      $14,371
                                     ======          ======         ======          ======        =======      =======
1997
Net interest income
  (FTE basis).................       $125.5          $234.2         $135.1          $ 37.7        $  65.3      $ 597.8
Noninterest income............         83.9            49.9          113.9           108.1           21.9        377.7
Provision for loan losses.....         15.0             1.8           50.0             0.2           (8.6)        58.4
Noninterest expense...........        117.8           258.7          153.2           124.8            9.2        663.7
                                     ------          ------         ------          ------        -------      -------
Income before income taxes....         76.6            23.6           45.8            20.8           86.6        253.4
Income taxes..................         30.6            10.3           18.7             7.9           29.3         96.8
                                     ------          ------         ------          ------        -------      -------
Net income....................       $ 46.0          $ 13.3         $ 27.1          $ 12.9        $  57.3      $ 156.6
                                     ======          ======         ======          ======        =======      =======
Average Assets................       $5,293          $7,656         $1,836          $  865        $ 3,570      $19,220
                                     ======          ======         ======          ======        =======      =======
Average Loans.................       $5,033          $6,295         $  841          $  745        $(1,953)     $10,961
                                     ======          ======         ======          ======        =======      =======
Average Deposits..............       $  549          $7,007         $2,556          $1,189        $ 1,983      $13,284
                                     ======          ======         ======          ======        =======      =======

-------------------------
(1) Includes gain on sale of charge card portfolio. A $12 million gain was reported in January 1998 and average loans decreased by $693 million.

19. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             -------      --------      ------------
                                                                         (IN THOUSANDS)
1999
Total operating income...................................    $ 46,974    $ 1,785,358    $ 1,832,332
Total expenses...........................................      14,803      1,549,338      1,564,141
                                                             --------    -----------    -----------
Income before taxes......................................      32,171        236,020        268,191
Applicable income taxes..................................      12,786         52,352         65,138
                                                             --------    -----------    -----------
Net income...............................................    $ 19,385    $   183,668    $   203,053
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $322,297    $24,540,581    $24,862,878
                                                             ========    ===========    ===========
1998
Total operating income...................................    $ 53,747    $ 1,683,093    $ 1,736,840
Total expenses...........................................      11,627      1,472,687      1,484,314
                                                             --------    -----------    -----------
Income before taxes......................................      42,120        210,406        252,526
Applicable income taxes..................................      16,741         53,160         69,901
                                                             --------    -----------    -----------
Net income...............................................    $ 25,379    $   157,246    $   182,625
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $219,886    $22,577,944    $22,797,830
                                                             ========    ===========    ===========
1997
Total operating income...................................    $ 60,823    $ 1,586,549    $ 1,647,372
Total expenses...........................................      12,884      1,407,838      1,420,722
                                                             --------    -----------    -----------
Income before taxes......................................      47,939        178,711        226,650
Applicable income taxes..................................      19,053         51,023         70,076
                                                             --------    -----------    -----------
Net income...............................................    $ 28,886    $   127,688    $   156,574
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $716,548    $19,416,913    $20,133,461
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1999, 1998 and 1997, identifiable foreign assets accounted for 1, 1 and 4 percent, respectively, of total consolidated assets.

20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Presented below are the statements of income, statements of condition and statements of cash flows for Harris Bankcorp, Inc. (parent company only):

Statements of Income

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Interest on securities purchased from bank subsidiary under
  agreement to resell.......................................    $  6,485    $  7,641    $  6,332
Interest on advances to affiliates..........................         763         763         763
Interest on advances to bank subsidiaries...................      15,534      18,573      22,462
Interest on investments in Federal agency securities........      14,490      13,055      11,825
Interest on deposits at bank subsidiaries...................          --          --          22
Dividends from bank subsidiaries............................     103,577     134,300      65,662
Other operating income......................................          44          --         234
                                                                --------    --------    --------
     Total operating income.................................     140,893     174,332     107,300
                                                                --------    --------    --------
Interest expense on commercial paper........................      13,876      16,136      16,771
Interest expense on long-term notes.........................      31,186      29,495      26,499
Other operating expense.....................................       4,604       4,907       6,932
                                                                --------    --------    --------
     Total operating expenses...............................      49,666      50,538      50,202
                                                                --------    --------    --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................      91,227     123,794      57,098
Applicable income tax benefit...............................      (6,780)     (5,153)     (5,760)
                                                                --------    --------    --------
Income before equity in undistributed net income of
  subsidiaries..............................................      98,007     128,947      62,858
Equity in undistributed net income of bank subsidiaries.....      96,274      47,046      88,574
Equity in undistributed net income of nonbank
  subsidiaries..............................................       9,115       6,717       5,142
Equity in undistributed net loss of partially-owned bank
  subsidiary................................................        (343)        (85)         --
                                                                --------    --------    --------
     Net income.............................................    $203,053    $182,625    $156,574
                                                                ========    ========    ========

Statements of Condition

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                                 ----         ----
                                                                  (IN THOUSANDS)
ASSETS
Demand balances due from bank subsidiary....................  $      463   $      272
Investment in U. S. Treasury and Federal agency
  securities................................................     169,405      143,422
Securities purchased from bank subsidiary under agreement to
  resell....................................................      81,814      128,771
Advances to bank subsidiaries...............................     240,000      240,000
Advances to affiliates......................................      10,000       10,000
Equity investment in wholly-owned subsidiaries:
  Banks.....................................................   1,606,785    1,676,117
  Nonbanks..................................................      70,498       67,966
Equity investments in partially-owned bank subsidiary:......       1,019        1,362
Other assets................................................     109,474      107,029
                                                              ----------   ----------
       TOTAL ASSETS.........................................  $2,289,458   $2,374,939
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper outstanding................................  $  245,050   $  261,905
Other liabilities...........................................       8,978        7,615
Long-term notes.............................................     454,673      454,387
                                                              ----------   ----------
       Total liabilities....................................     708,701      723,907
Stockholder's equity........................................   1,580,757    1,651,032
                                                              ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........  $2,289,458   $2,374,939
                                                              ==========   ==========

Statements of Cash Flows

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31
                                                          ------------------------------------
                                                            1999         1998         1997
                                                            ----         ----         ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income............................................  $ 203,053   $  182,625   $   156,574
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Undistributed net income of subsidiaries...........   (105,389)     (53,763)      (93,716)
     Accretion and amortization.........................       (411)     (10,821)      (11,825)
     Deferred income tax (benefit) provision............         60         (129)          (33)
     Net decrease/(increase) in interest receivable.....     (3,365)       1,069          (812)
     Other, net.........................................     (2,691)      (1,667)       (6,255)
                                                          ---------   ----------   -----------
       Net cash provided by operating activities........     91,257      117,314        43,933
                                                          ---------   ----------   -----------
INVESTING ACTIVITIES:
     Net decrease(increase) in interest-bearing deposits
       at banks.........................................         --           --       152,799
     Net (increase)decrease in securities purchased
       under agreement to resell........................     46,957       (2,477)     (126,294)
     Proceeds from maturities of portfolio securities...    722,263    1,033,782     1,135,139
     Purchases of portfolio securities..................   (748,258)    (936,080)   (1,151,010)
     Additional capital invested in bank subsidiaries...     (9,350)      (3,310)           --
     Net decrease(increase) in advances to
       subsidiaries.....................................         --      100,000       (15,000)
     Other, net.........................................     (6,207)     (97,675)            3
                                                          ---------   ----------   -----------
       Net cash provided(used) by investing
          activities....................................      5,405       94,240        (4,363)
                                                          ---------   ----------   -----------
FINANCING ACTIVITIES:
     Net (decrease)increase in commercial paper
       outstanding......................................    (16,855)     (89,522)       16,774
     Proceeds from issuance of long-term notes..........    180,000       75,000            --
     Repayment of long-term notes.......................   (180,000)          --            --
     Contribution to capital surplus....................      2,678        1,307         2,226
     Cash dividends paid on Series A preferred stock....    (13,050)     (13,050)      (13,050)
     Cash dividends paid on Series B preferred stock....     (3,544)      (3,544)       (3,543)
     Cash dividends paid on common stock................    (65,700)    (181,500)      (42,000)
                                                          ---------   ----------   -----------
       Net cash provided (used) by financing
          activities....................................    (96,471)    (211,309)      (39,593)
                                                          ---------   ----------   -----------
Net increase(decrease) in demand balances due from
  banks.................................................        191          245           (23)
Demand balances due from banks at January 1.............        272           27            50
                                                          ---------   ----------   -----------
Demand balances due from banks at December 31...........  $     463   $      272   $        27
                                                          =========   ==========   ===========

21. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 1999 and 1998, intangible assets, including goodwill resulting from business combinations, amounted to $250 million and $268 million, respectively. Amortization of these intangibles amounted to $25.0 million in 1999, $24.1 million in 1998, and $27.8 million in 1997. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

     On January 29, 1998, HTSB sold its credit card portfolio to Partners First Holdings, LLC ("PFH"), a corporation owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. At the time of the sale, the assets had a carrying value of $693.0 million, representing less than 5 percent of the Corporation's total consolidated assets. Upon completion of the sale, HTSB received cash and an equity interest in the newly formed company, which it immediately sold for cash to Bankmont. The Corporation recorded a pretax gain of $12.0 million on this transaction.

22. RELATED PARTY TRANSACTIONS

     Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $11.6 million at December 31, 1999 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 1999, 1998 and 1997, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings, interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 1999, 1998 and 1997, the Corporation received from BMO approximately $14.6 million, $17.1 million and $20.9 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation.

     HTSB and BMO combine their U.S. foreign exchange activities. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 1999, 1998 and 1997 foreign exchange revenues included $8.3 million, $6.8 million and $5.4 million of net profit, respectively, under this agreement.

     On June 29, 1999, Bankcorp borrowed (Canadian) $266 million from FinCo. The loan is subordinated debt, due to mature July 29, 2009. Bankcorp entered into a currency and interest rate swap agreement to exchange the C$266 million for U.S. $180 million and makes quarterly interest payments on the swap. The loan interest rate is BA + 43 bps and converts to 90 day LIBOR + 44.5 bps under the swap.

23. SUBSEQUENT EVENT

     On February 1, 2000, the Corporation announced the sale of its corporate trust businesses. In separate and unrelated transactions, the indenture trust business is being sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales will result in an estimated pre-tax gain to Bankcorp of approximately $50 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The sales are subject to regulatory approval and are expected to close during first quarter 2000. In 1999, noninterest revenue from the corporate trust businesses amounted to $51.7 million. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the three years in the three year period ended December 31, 1999.

     BMO has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Corporation's independent public accountants reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP                                              PricewaterhouseCoopers LLP
Chicago, Illinois
January 28, 2000 except for Note 23, as to which the date is March 10, 2000

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankcorp's Board of Directors consists of fourteen members. Directors are elected annually. Each present director has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

     MARTIN R. CASTRO, age 36, Attorney-at-Law. Elected in 1999.

     PASTORA SAN JUAN CAFFERTY, age 59, Professor, University of Chicago School of Social Service Administration and a Director of WMX Technologies, Peoples Energy Corporation and Kimberly-Clark Corporation. Elected in 1997.

     HAVEN E. COCKERHAM, age 52, Senior Vice President, Human Resources, R. R. Donnelley & Sons Company (printing company). Prior to joining R. R. Donnelley & Sons in 1998, Mr. Cockerham headed Human Resources for Detroit Edison. Elected in 1999.

     F. ANTHONY COMPER, age 54, Chairman and Chief Executive Officer and a Director of Bank of Montreal. Elected in 1990.

     SUSAN T. CONGALTON, age 53, Managing Director, Lupine L.L.C. (consulting and private investments). Elected in 1988.

     WILBUR H. GANTZ, age 62, Chairman of the Board and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger and Gillette Corporation. Elected in 1984.

     JAMES J. GLASSER, age 65, Chairman Emeritus of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company and Stone Container Corporation. Elected in 1980.

     DR. LEO M. HENIKOFF, age 60, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

     RICHARD M. JAFFEE, age 64, Chairman, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

     EDWARD W. LYMAN, JR., age 57, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     ALAN G. MCNALLY, age 54, Chairman of the Board and Chief Executive Officer of Bankcorp and Harris Trust and Savings Bank and a Director of Walgreen Co. Elected in 1993.

     CHARLES H. SHAW, age 67, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

     RICHARD E. TERRY, age 62, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

     JAMES O. WEBB, age 68, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

     In addition to Messrs. McNally and Lyman, the Corporation had twenty-one executive officers at December 31, 1999 -- Jeffrey D. Butterfield, age 53; Timothy S. Crane, age 38; Dennis L. Dean, age 48; Emilia DiMenco, age 45; Pierre
O. Greffe, age 47; Louis F. Lanwermeyer, age 51; Michael W. Lewis, age 50; Michael B. Lowe, age 54; Erin E. McInerney, age 44; Peter B. McNitt, age 45; Richard J. Moreland, age 53; Charles R. Piermarini, age 43; Paul V. Reagan, age 53; Steven R. Rothbloom, age 44; Randall W. Teteak, age 55; William E. Thonn, age 51; Charles R. Tonge, age 52; Philip A. Washburn, age 53; William W. Whipple, age 47; Edward J. Williams, age 57; and Sohrab Zargham, age 58. Each officer, other than

Messrs. Piermarini and Teteak, has held executive positions with the Corporation or an affiliate for at least the past five years. Prior to 1997, Mr. Piermarini was Senior Vice President, Portfolio Management, NationsBank. Prior to 1997, Mr. Teteak was Senior Vice President at First Union National Bank responsible for technology and automation planning.

ITEM 11 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (I)(2)(c) OF FORM 10-K.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Bank of Montreal, through its subsidiary, Bankmont Financial Corp., a U.S. bank holding company chartered in Delaware, owns all 6,667,490 issued and outstanding shares of Bankcorp's common stock.

ITEM 13 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (I)(2)(c) OF FORM 10-K.

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

          (3) Exhibits:

             3. Articles of Incorporation and By-laws

                a) Restated Certificate of Incorporation (filed as an Exhibit to
                   Bankcorp's 1987 Form 10-K and incorporated herein by reference)

                b) By-laws of Bankcorp

             4. Indenture dated as of June 1, 1989 relating to Bankcorp's 9 3/8%
                Subordinated Notes Due 2001 (filed as an Exhibit to Bankcorp's May 24, 1989 Registration Statement on Form S-3 and incorporated herein by reference). In addition, Bankcorp has issued two Floating Rate Subordinated Notes and one Fixed Rate Subordinated Note to its parent company, Bankmont. Bankcorp has also issued a Floating Rate Subordinated Note to FinCo. The principal amount of these notes totals $280 million for the floating rate notes and $75 million for the fixed rate note, respectively. The floating rate notes mature in 2005, 2006 and 2009, respectively. The fixed rate note matures in 2010. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

             10. Material Contracts and Compensatory Plans

                a) Managerial Incentive Plan (filed as an Exhibit to Bankcorp's
                   1997 Form 10-K and incorporated herein by reference)

                b) Employees' Savings and Profit Sharing Plan (filed as an
                   Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference).

                c) 1995 Stock Appreciation Rights Plan (filed as an Exhibit to
                   Bankcorp's 1995 Form 10-K and incorporated herein by reference).

                d) Harris Retirement Benefit Replacement Plan (filed as an
                   Exhibit to Bank of Montreal's August 3, 1994 Registration Statement on Form F-4, File No. 33-82358, and incorporated herein by reference)

                e) Harris Bank Stock Option Program, pursuant to which certain designated executives and certain other employees of the Corporation participate in the Bank of Montreal

                 Stock Option Plan (filed as an Exhibit to Bank of Montreal's May 9, 1995 Registration Statement on Form S-8, File No. 33-92112, and incorporated herein by reference)

             23. Consents of Experts and Counsel (consents of Independent
                 Auditors)

             24. Power of Attorney

             27. Financial Data Schedule

     (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 1999.
-------------------------
* Copies of Exhibits (a) (3) 3, 4, 10, 23, 24 and 27 not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2000.


            /s/ ALAN G. MCNALLY                    Chairman of the Board and Chief Executive
--------------------------------------------       Officer
              Alan G. McNally

            /s/ PIERRE O. GREFFE                   Chief Financial Officer
--------------------------------------------
              Pierre O. Greffe

             /s/ PAUL R. SKUBIC                    Chief Accounting Officer
--------------------------------------------
               Paul R. Skubic

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 22nd day of March 2000.


Pastora San Juan Cafferty          James J. Glasser                   Charles H. Shaw
Martin R. Castro                   Leo M. Henikoff                    Richard E. Terry
Haven E. Cockerham                 Richard M. Jaffee                  James O. Webb
Susan T. Congalton                 Edward W. Lyman, Jr.
Wilbur H. Gantz

Alan G. McNally
Attorney-In-Fact

Supplemental Information

     No annual report or proxy statement will be sent to security holders in 2000.