Form 10-Q
period 2000-03-31
HARRIS BANKCORP INC
filed 2000-05-12
CIK 45729

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

FOR THE QUARTER ENDED MARCH 31, 2000 OR

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

     At May 12, 2000 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2000 and 1999.

        Consolidated Statements of Condition as of March 31, 2000, December 31, 1999 and March 31, 1999.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the quarters ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

    The above financial statements and financial review, included in the Corporation's 2000 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended March 31, 2000, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 2000.

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

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                                -------------------------------
                                                                  2000        1999      Change
-----------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.........................................    $145,153    $129,475         12%
Net interest income (fully taxable equivalent)..............     153,882     137,191         12
Provision for loan losses...................................       6,088       7,246        (16)
Noninterest income..........................................     151,676     117,384         29
Noninterest expenses........................................     170,377     172,385         (1)
Net income..................................................      81,735      49,366         66
Dividends -- common stock...................................      19,000      15,000         27
Dividends -- preferred stock................................       4,148       4,148         --
Cash earnings (1)...........................................      56,006      53,253          5
-----------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...............       23.45%      12.99%     1,046bp
Return on average assets....................................        1.31        0.88         43
Cash return on average common stockholder's equity (2)......       30.26       17.40      1,286
Cash return on average assets (3)...........................        1.39        0.96         43
Returns excluding gain on sale of corporate trust
  businesses:
  Return on average common stockholder's equity.............       14.47       12.99        148
  Return on average assets..................................        0.83        0.88         (5)
  Cash return on average common stockholder's equity (2)....       19.24       17.40        184
  Cash return on average assets (3).........................        0.91        0.96         (5)
Tier 1 risk-based capital ratio.............................        8.91        8.72         19
Total risk-based capital ratio..............................       11.42       11.61        (19)
Tier 1 leverage ratio.......................................        7.25        7.24          1
Allowance for possible loan losses to total loans
  (period-end)..............................................        1.08        1.16         (8)
-----------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets.........................................    $    442    $    341         30%
Securities available-for-sale...............................       8,272       6,979         19
Loans, net of unearned income...............................      13,353      12,137         10
Total interest-earning assets...............................      22,119      19,535         13
Total assets................................................      25,084      22,729         10
Deposits....................................................      15,418      15,127          2
Short-term borrowings.......................................       7,092       4,926         44
Common stockholder's equity.................................       1,331       1,412         (6)
-----------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale...............................    $  8,049    $  7,171         12%
Loans, net of unearned income...............................      13,756      12,413         11
Allowance for possible loan losses..........................         149         143          4
Total assets................................................      25,688      22,990         12
Deposits....................................................      16,029      15,006          7
Common stockholder's equity.................................       1,422       1,412          1
Total stockholder's equity..................................       1,647       1,637          1
-----------------------------------------------------------------------------------------------

(1) Cash earnings is defined as net income excluding the impact of amortization of goodwill and other valuation intangibles. Cash earnings for first quarter 2000 excludes the gain on the sale of the corporate trust businesses. Including the corporate trust gain, cash earnings would have been $85.7 million.

(2) Cash return on average common stockholder's equity ("Cash ROE") is calculated as annualized net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(3) Cash return on average assets ("Cash ROA") is calculated as net income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp's net income for the quarter ended March 31, 2000 was $81.7 million. First quarter earnings included a pretax gain of $50.2 million resulting from the sale of the indenture trust and shareholder services businesses. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $7.9 million in first quarter of 1999 compared to no gain in 2000. Excluding the effects of both transactions, "core earnings" rose 17 percent. Cash ROE, excluding the gain from the sale of the corporate trust businesses, was 19.24 percent in the current quarter compared to 17.40 percent one year earlier. Record earnings were attributed to strong earnings growth in community banking, private client and mid-market businesses; disciplined cost control; and top tier asset quality. Earnings growth remained solid despite a challenging interest rate environment that reduced the contribution from treasury and trading activities.

               Net interest income on a fully taxable equivalent basis was $153.9 million, up 12 percent from first quarter last year. Net interest margin declined from 2.85 percent in the first quarter last year to 2.80 percent currently. Average earning assets rose 13 percent to $22.12 billion from $19.54 billion in first quarter 1999, attributable to increases of $1.22 billion in average loans and $1.29 billion in the investment securities portfolio. Commercial lending was the most significant contributor to the loan growth.

               First quarter noninterest income of $151.7 million increased 29 percent from the same quarter last year. Excluding the $50.2 million gain on the sale of the corporate trust businesses, noninterest revenue declined 14 percent. Most of the decline resulted from the reduction in net gains from securities sales of $7.9 million and a decrease in bond trading profits of $1.5 million. The decrease in current quarter's noninterest income also resulted from lower mortgage and foreign exchange fees.

               First quarter 2000 noninterest expenses of $170.4 million declined $2.0 million or 1 percent from first quarter a year ago. Income tax expense rose by $20.8 million, reflecting higher pretax income, which included the gain on the sale of the corporate trust businesses.

               The first quarter 2000 provision for loan losses of $6.1 million was down from $7.2 million in the first quarter of 1999. Net loan charge-offs during the current quarter were $4.5 million up slightly from the same period last year.

               Nonperforming assets at March 31, 2000 were $38 million or 0.27 percent of total loans, compared to $27 million or 0.21 percent at December 31, 1999 and $48 million or 0.39 percent a year ago. At March 31, 2000, the allowance for possible loan losses was $149 million, equal to 1.08 percent of loans outstanding, compared to $143 million or 1.16 percent at the end of first quarter 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets of 394 percent at March 31, 2000 increased from 298 percent at March 31, 1999.

               At March 31, 2000, Tier 1 capital of Harris Bankcorp amounted to $1.82 billion, compared to $1.63 billion one year earlier. The regulatory leverage capital ratio was 7.25 percent for the first quarter of 2000 compared to 7.24 percent in the same quarter of 1999. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's March 31, 2000 Tier 1 and total risk-based capital ratios were 8.91 percent and
           11.42 percent compared to respective ratios of 8.72 percent and 11.61 percent at March 31, 1999.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                April 28, 2000
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                              Quarter Ended March 31
                                                              -----------------------
              (in thousands except share data)                  2000           1999
-------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................  $266,959       $217,816
Money market assets:
 Deposits at banks..........................................       574            375
 Federal funds sold and securities purchased under agreement
   to resell................................................     3,219          2,489
Trading account.............................................       682            940
Securities available-for-sale:
 U.S. Treasury and Federal agency...........................   114,595         92,726
 State and municipal........................................     4,066          4,224
 Other......................................................     2,465          1,862
                                                              --------       --------
 Total interest income......................................   392,560        320,432
                                                              --------       --------
INTEREST EXPENSE
Deposits....................................................   134,971        121,770
Short-term borrowings.......................................    83,575         43,725
Senior notes................................................    16,087         13,104
Minority interest-dividends on preferred stock of
 subsidiary.................................................     4,609          4,609
Long-term notes.............................................     8,165          7,749
                                                              --------       --------
 Total interest expense.....................................   247,407        190,957
                                                              --------       --------
NET INTEREST INCOME.........................................   145,153        129,475
Provision for loan losses...................................     6,088          7,246
                                                              --------       --------
Net Interest Income after Provision for Loan Losses.........   139,065        122,229
                                                              --------       --------
NONINTEREST INCOME
Trust and investment management fees........................    38,113         37,850
Money market and bond trading...............................       414          1,877
Foreign exchange............................................     1,800          2,514
Merchant and charge card fees...............................     5,348          6,052
Service fees and charges....................................    27,868         27,611
Securities gains............................................        --          7,902
Gain on sale of corporate trust businesses..................    50,193             --
Bank-owned insurance investments............................     9,859          9,826
Foreign fees................................................     5,000          5,590
Other.......................................................    13,081         18,162
                                                              --------       --------
 Total noninterest income...................................   151,676        117,384
                                                              --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    86,223         86,055
Pension, profit sharing and other employee benefits.........    17,383         17,918
Net occupancy...............................................    12,956          9,331
Equipment...................................................    14,617         14,574
Marketing...................................................     5,863          6,229
Communication and delivery..................................     5,111          6,755
Expert services.............................................     5,893          7,467
Contract programming........................................     3,488          3,305
Other.......................................................    12,581         14,627
                                                              --------       --------
                                                               164,115        166,261
Goodwill and other valuation intangibles....................     6,262          6,124
                                                              --------       --------
 Total noninterest expenses.................................   170,377        172,385
                                                              --------       --------
Income before income taxes..................................   120,364         67,228
Applicable income taxes.....................................    38,629         17,862
                                                              --------       --------
 NET INCOME.................................................    81,735         49,366
Dividends on preferred stock................................     4,148          4,148
                                                              --------       --------
Net Income Applicable to Common Stock.......................  $ 77,587       $ 45,218
                                                              ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
 Net Income Applicable to Common Stock......................  $  11.64       $   6.78
                                                              ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended March 31
                                                                ----------------------
(in thousands)                                                    2000         1999
--------------------------------------------------------------------------------------
NET INCOME..................................................    $ 81,735     $ 49,366
  Other comprehensive income:
    Unrealized losses on available-for-sale securities:
      Unrealized holding losses arising during period, net
       of tax benefit of $1,770 in 2000 and $26,730 in
       1999.................................................      (2,677)     (40,305)
      Less reclassification adjustment for realized gains
       included in income
         statement, net of tax expense of $0 in 2000 and
       $3,074 in 1999.......................................          --       (4,828)
                                                                --------     --------
Other comprehensive loss....................................      (2,677)     (45,133)
                                                                --------     --------
Comprehensive income........................................    $ 79,058     $  4,233
                                                                ========     ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                               March 31     December 31    March 31
(in thousands except share data)                                 2000          1999          1999
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,245,257   $ 1,485,408   $ 1,287,494
Money market assets:
  Interest-bearing deposits at banks........................      251,561       239,980       137,093
  Federal funds sold and securities purchased under
    agreement to resell.....................................      238,640       305,890        87,798
Trading account assets......................................       27,953        68,910        64,411
Securities available-for-sale...............................    8,049,285     7,793,699     7,171,078
Loans, net of unearned income...............................   13,755,695    13,114,029    12,412,768
Allowance for possible loan losses..........................     (148,793)     (147,235)     (143,474)
                                                              -----------   -----------   -----------
  Net loans.................................................   13,606,902    12,966,794    12,269,294
Premises and equipment......................................      358,731       392,811       379,055
Customers' liability on acceptances.........................       50,213        43,599        40,893
Bank-owned insurance investments............................      871,857       772,579       735,128
Goodwill and other valuation intangibles....................      237,629       249,899       264,540
Other assets................................................      750,013       543,309       553,023
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $25,688,041   $24,862,878   $22,989,807
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........  $ 3,398,869   $ 3,729,096   $ 2,954,090
                            -- interest-bearing.............   10,629,427    10,215,332    10,240,036
Deposits in foreign offices -- noninterest bearing..........       35,549        35,537        26,371
                          -- interest-bearing...............    1,965,641     1,314,991     1,785,060
                                                              -----------   -----------   -----------
      Total deposits........................................   16,029,486    15,294,956    15,005,557
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    4,395,596     4,536,831     3,384,259
Commercial paper outstanding................................      206,131       245,050       249,914
Other short-term borrowings.................................    1,540,611       684,127       663,049
Senior notes................................................      853,000     1,500,000     1,022,000
Acceptances outstanding.....................................       50,219        43,599        40,893
Accrued interest, taxes and other expenses..................      209,005       213,574       171,158
Other liabilities...........................................       51,770        59,311       111,963
Minority interest -- preferred stock of subsidiary..........      250,000       250,000       250,000
Long-term notes.............................................      454,727       454,673       454,445
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   24,040,545    23,282,121    21,353,238
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000       180,000       180,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      507,319       496,490       494,264
Retained earnings...........................................    1,020,029       961,442       870,901
Accumulated other comprehensive loss........................     (158,192)     (155,515)       (6,936)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,647,496     1,580,757     1,636,569
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $25,688,041   $24,862,878   $22,989,807
                                                              ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended March 31
                                                              --------------------------
                       (in thousands)                               2000            1999
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,580,757      $1,651,032
  Net income................................................      81,735          49,366
  Contributions to capital..................................      10,829             452
  Dividends -- Series A preferred stock.....................      (3,262)         (3,262)
  Dividends -- Series B preferred stock.....................        (886)           (886)
  Dividends -- common stock.................................     (19,000)        (15,000)
  Other comprehensive loss..................................      (2,677)        (45,133)
                                                              ----------      ----------
BALANCE AT MARCH 31.........................................  $1,647,496      $1,636,569
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                              ----------------------------
                       (in thousands)                                2000             1999
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    81,735      $    49,366
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................        6,088            7,246
  Depreciation and amortization, including intangibles......       19,521           18,469
  Deferred tax (benefit) expense............................         (134)           1,746
  Gain on sales of securities...............................           --           (7,902)
  Gain on sale of corporate trust businesses................      (50,193)              --
  Trading account net sales.................................       40,957           56,257
  Net decrease in interest receivable.......................        9,185            5,159
  Net (decrease) increase in interest payable...............      (26,036)           9,979
  Net decrease in loans held for resale.....................       45,224           65,982
  Other, net................................................       (4,044)          (9,146)
                                                              -----------      -----------
    Net cash provided by operating activities...............      122,303          197,156
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........      (11,581)         (38,156)
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................       67,250           67,911
  Proceeds from sales of securities available-for-sale......           --          388,617
  Proceeds from maturities of securities
    available-for-sale......................................    2,133,429        2,523,033
  Purchases of securities available-for-sale................   (2,393,462)      (3,186,109)
  Net increase in loans.....................................     (691,420)        (254,730)
  Proceeds from sales of premises and equipment.............           29               14
  Purchases of premises and equipment.......................       (9,013)         (21,612)
  Net increase in bank-owned insurance investments..........      (99,278)          (9,826)
  Other, net................................................     (187,824)         (42,975)
                                                              -----------      -----------
    Net cash used by investing activities...................   (1,191,870)        (573,833)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................      734,530         (317,285)
  Net decrease in Federal funds purchased and securities
    sold under agreement to repurchase......................     (141,235)         (56,573)
  Net decrease in commercial paper outstanding..............      (38,919)         (11,991)
  Net increase in short-term borrowings.....................      856,484          494,898
  Proceeds from issuance of senior notes....................       75,000          847,000
  Repayment of senior notes.................................     (722,000)        (765,000)
  Net cash proceeds from the sale of corporate trust
    businesses..............................................       88,704               --
  Cash dividends paid on preferred stock....................       (4,148)          (4,148)
  Cash dividends paid on common stock.......................      (19,000)         (15,000)
                                                              -----------      -----------
    Net cash provided by financing activities...............      829,416          171,901
                                                              -----------      -----------
    Net decrease in cash and demand balances due from
     banks..................................................     (240,151)        (204,776)
    Cash and demand balances due from banks at January 1....    1,485,408        1,492,270
                                                              -----------      -----------
    Cash and demand balances due from banks at March 31.....  $ 1,245,257      $ 1,287,494
                                                              ===========      ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1999.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the quarter ended March 31 totaled $273.4 million and $181.0 million in 2000 and 1999, respectively. Cash income tax payments over the same periods totaled $7.6 million and $12.4 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
           Activities -- Deferral of the Effective Date of FASB Statement No. 133." The Statement was effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Corporation would be the quarter ending March 31, 2001. The Corporation is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.
--------------------------------------------------------------------------------
5. CORPORATE
TRUST SALE On February 1, 2000, the Corporation announced the sale of its corporate trust businesses, which closed in March 2000. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $50.2 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.
--------------------------------------------------------------------------------
6. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group and Private Client Group. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network, small business/lower middle-market banking, mbanx(sm), the Corporation's virtual banking unit, cash

--------------------------------------------------------------------------------

           management services and the bankcard business unit, including merchant services. It also reflects the gain on the sale of the corporate trust businesses, income from bank-owned insurance investments and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury unit, which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager).
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.
               Selected segment information is included in the following table:

                                                                Personal and   Investment
                                                                  Commercial      Banking   Private Client   Consolidated
                            Quarter Ended March 31              Client Group        Group            Group          Total
                 --------------------------------------------------------------------------------------------------------
                 2000
                 (in millions)
                 Net interest income (FTE basis)..............    $   78.9      $  61.4           13.6         $ 153.9
                 Noninterest income...........................       104.4         12.3           35.0           151.7
                 Provision for loan losses....................         2.0          4.0            0.1             6.1
                 Noninterest expense..........................       104.4         24.7           41.3           170.4
                                                                  --------      -------         ------         -------
                 Income before income taxes...................        76.9         45.0            7.2           129.1
                 Income taxes.................................        26.6         17.9            2.9            47.4
                                                                  --------      -------         ------         -------
                 Net income...................................    $   50.3      $  27.1         $  4.3         $  81.7
                                                                  ========      =======         ======         =======
                 Average Assets...............................    $ 10,466      $13,281         $1,337         $25,084
                                                                  ========      =======         ======         =======
                 Average Loans................................    $  5,454      $ 6,693         $1,206         $13,353
                                                                  ========      =======         ======         =======
                 Average Deposits.............................    $ 10,664      $ 3,511         $1,243         $15,418
                                                                  ========      =======         ======         =======
                 1999
                 (in millions)
                 Net interest income (FTE basis)..............    $   62.5      $  63.2         $ 11.5         $ 137.2
                 Noninterest income...........................        59.8         23.7           33.9           117.4
                 Provision for loan losses....................         2.0          5.1            0.1             7.2
                 Noninterest expense..........................       108.3         24.9           39.2           172.4
                                                                  --------      -------         ------         -------
                 Income before income taxes...................        12.0         56.9            6.1            75.0
                 Income taxes.................................         0.5         22.6            2.5            25.6
                                                                  --------      -------         ------         -------
                 Net income...................................    $   11.5      $  34.3         $  3.6         $  49.4
                                                                  ========      =======         ======         =======
                 Average Assets...............................    $  9,914      $11,645         $1,170         $22,729
                                                                  ========      =======         ======         =======
                 Average Loans................................    $  4,842      $ 6,288         $1,007         $12,137
                                                                  ========      =======         ======         =======
                 Average Deposits.............................    $ 10,281      $ 3,578         $1,268         $15,127
                                                                  ========      =======         ======         =======

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
FIRST QUARTER 2000
COMPARED WITH
FIRST QUARTER 1999
--------------------------------------------------------------------------------

SUMMARY The Corporation had first quarter 2000 net income of $81.7 million. First quarter earnings included a pretax gain of $50.2 million resulting from the sale of the indenture trust and shareholder services businesses. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $7.9 million in the first quarter of 1999. Excluding the effects of both transactions, "core earnings" rose 17 percent. For the current quarter, cash ROE, excluding the gain from the sale of the corporate trust businesses, was 19.24 percent compared to 17.40 percent in the first quarter of 1999. Cash ROA, excluding the corporate trust gain, was 0.91 percent compared to 0.96 percent a year ago.
               First quarter net interest income on a fully taxable equivalent basis was $153.9 million, up $16.7 million or 12 percent from $137.2 million in 1999's first quarter. Average earning assets rose 13 percent to $22.12 billion from $19.54 billion in 1999, primarily attributable to an increase of $1.22 billion in average loans and $1.29 billion in the investment securities portfolio. Commercial lending was the most significant contributor to the loan growth. Net interest margin declined to 2.80 percent from 2.85 percent in the same quarter last year, primarily reflecting a higher cost of funds associated with relatively greater levels of wholesale funding.
               The first quarter provision for loan losses of $6.1 million was down $1.1 million from $7.2 million in the first quarter of 1999. Net charge-offs were $4.5 million in the current quarter, up slightly from the same period last year.
               Noninterest income increased $34.3 million or 29 percent to $151.7 million for first quarter 2000 from the same quarter last year. Excluding the $50.2 million gain on the sale of the corporate trust businesses, noninterest income declined 14 percent. Most of the decline resulted from the reduction in net gains from securities sales of $7.9 million and a decrease in bond trading profits of $1.5 million. In addition, the decrease in current quarter's noninterest income also resulted from lower mortgage and foreign exchange fees.
               First quarter 2000 noninterest expenses of $170.4 million
           declined $2.0 million or 1 percent from first quarter last year.
           Income tax expense increased by 20.8 million, reflecting higher pretax income, which included the gain on the sale of the corporate trust businesses.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the first quarter of 2000 was $50.3 million, up $38.8 million from the first quarter of 1999. First quarter earnings included a pretax gain of $50.2 million resulting from the sale of the indenture trust and shareholder services businesses. Total revenue was $183.3 million, an increase of $61.0 million from $122.3 million in 1999. Excluding the gain on the sale of the corporate trust businesses, total revenue was $133.1 million representing growth of $10.8 million or 9 percent from a year ago, primarily due to better margins and volume growth in community banking and higher deposit levels and improved revenues in cash management. Noninterest expense decreased $3.9 million or 4 percent to $104.4 million from $108.3 million in 1999 first quarter. The decrease was primarily due to continued expense control. Income taxes increased by $26.1 million in the current quarter, reflecting higher pretax income, including the gain on the sale of corporate trust businesses.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $27.1 million in 2000, reflecting a decrease of $7.2 million or 21 percent from $34.3 million a year ago. Total revenue of $73.7 million decreased by $13.2 million or 15 percent from the first quarter of 1999 due mostly to a $11.4 million or 48 percent decline in noninterest income. Most of the decline resulted from the reduction in net gains from securities sales and a decrease in bond trading profits due to the difficult trading environment in the current quarter. Noninterest expense decreased $0.2 million or 1 percent to $24.7 million in the current quarter. Income taxes decreased by $4.7 million during the year, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $4.3 million in 2000, reflecting an increase of $0.7 million or 20 percent from $3.6 million a year ago. Total revenue of $48.6 million increased by $3.2 million or 7 percent from $45.4 million in 1999. Net interest income increased $2.1 million or 18 percent, attributable to the $199 million increase in loan volume. Noninterest income increased $1.1 million or 3 percent to $35.0 million. Growth was primarily due to increased trust and investment management revenues as personal assets under management approach $21.4 billion. Noninterest expense increased $2.1 million or 5 percent to $41.3 million in the current quarter, primarily due to expansion strategies and initiatives. Income taxes increased by $0.4 million during the year, reflecting higher pretax income.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                        Quarter Ended March 31
                                                                --------------------------------------
            Daily Average Balances (in millions)                             2000                 1999
               Average Rates Earned and Paid                    -----------------    -----------------
              (fully taxable equivalent basis)                  Balances    Rates    Balances    Rates
------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................    $   231     1.00%    $   133     1.14%
  Federal funds sold and securities purchased under
    agreement to resell.....................................        211     6.13         208     4.86
                                                                -------              -------
        Total money market assets...........................        442     3.45         341     3.41
Trading account assets......................................         52     6.98          78     6.61
Securities available-for-sale:(1)(2)
  U.S. Treasury and Federal agency..........................      7,759     6.22       6,513     6.05
  State and municipal.......................................        332     7.10         328     7.63
  Other.....................................................        181     7.09         138     7.32
                                                                -------              -------
        Total securities available-for-sale.................      8,272     6.29       6,979     6.15
Loans, net of unearned income...............................     13,353     8.04      12,137     7.27
                                                                -------              -------
        TOTAL INTEREST-EARNING ASSETS.......................     22,119     7.29      19,535     6.80
                                                                -------              -------
Cash and demand balances due from banks.....................      1,304                1,346
Other assets................................................      1,661                1,848
                                                                -------              -------
        Total assets........................................    $25,084              $22,729
                                                                =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........    $ 4,003     3.58     $ 3,906     3.28
Savings deposits and certificates...........................      4,418     4.61       4,477     4.52
Other time deposits.........................................      1,607     5.92       2,055     5.04
Foreign office time deposits................................      1,761     5.72       1,292     4.62
                                                                -------              -------
        TOTAL INTEREST-BEARING DEPOSITS.....................     11,789     4.61      11,730     4.21
Short-term borrowings.......................................      7,092     5.65       4,926     4.68
Minority interest -- preferred stock of subsidiary..........        250     7.38         250     7.38
Long-term notes.............................................        455     7.18         454     6.82
                                                                -------              -------
        TOTAL INTEREST-BEARING LIABILITIES..................     19,586     5.08      17,360     4.45
Noninterest-bearing deposits................................      3,629                3,397
Other liabilities...........................................        313                  335
Stockholder's equity........................................      1,556                1,637
                                                                -------              -------
        Total liabilities and stockholder's equity..........    $25,084              $22,729
                                                                =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...................................................                2.80%                2.85%
                                                                            ====                 ====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt interest income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and
4.8 percent, respectively, in 2000 and 1999.
2. AVERAGE RATE ON SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                  Quarter Ended March 31
                                                                                 -----------------------
                 (in thousands)                                                      2000           1999
                 ---------------------------------------------------------------------------------------
                 Interest income.............................................    $392,560       $320,432
                 Fully taxable equivalent adjustment.........................       8,729          7,716
                                                                                 --------       --------
                 Interest income (fully taxable equivalent basis)............     401,289        328,148
                 Interest expense............................................     247,407        190,957
                                                                                 --------       --------
                     Net interest income (fully taxable equivalent basis)....    $153,882       $137,191
                                                                                 ========       ========
                 Increase (decrease) due to change in:
                     Volume..................................................    $ 19,037       $ 15,711
                     Rate....................................................      (2,346)       (16,937)
                                                                                 --------       --------
                          Total increase (decrease) in net interest income...    $ 16,691       $ (1,226)
                                                                                 ========       ========

               First quarter net interest income on an FTE basis was $153.9 million, up 12 percent from $137.2 million in first quarter 1999. Average earning assets increased 13 percent or $2.58 billion to $22.12 billion from $19.54 billion in 1999. Average loans rose $1.22 billion, or 10 percent. Commercial lending was the most significant contributor to the loan growth with an increase of $795 million. Average securities were up 19 percent, or $1.29 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets increased $101 million or 30 percent over first quarter 1999 levels.
               Funding for this asset growth came primarily from foreign time deposits and short-term borrowings, which increased by an average of $470 million and $2.08 billion, respectively, offset by declines in savings deposits and certificates and other time deposits.
               Net interest margin, the other principal determinant of net interest income, declined from 2.85 percent in 1999 to 2.80 percent in the current quarter. The decrease in the Corporation's net interest margin reflects the higher cost of funds associated with relatively greater levels of wholesale funding.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS--NET INTEREST MARGIN

                                                                                             Quarter Ended March 31
                                                                               ------------------------------------
                 Daily Average Balances (in millions)                                      2000                1999
                 Average Rates Earned and Paid                                 ----------------    ----------------
                 (fully taxable equivalent basis)                              Balances   Rates    Balances   Rates
                 --------------------------------------------------------------------------------------------------
                 Interest-earning assets.....................................  $22,119    7.29%    $19,535    6.80%
                                                                               =======             =======
                 Interest-bearing liabilities................................  $19,586    5.08     $17,360    4.45
                 Noninterest-bearing sources of funds........................    2,533      --       2,175      --
                                                                               -------             -------
                         Total supporting liabilities........................  $22,119    4.49     $19,535    3.95
                                                                               =======             =======
                 Net interest margin (related to average interest-earning
                   assets)...................................................             2.80%               2.85%
                                                                                          ====                ====

--------------------------------------------------------------------------------

                                                                                             Quarter
                                                                                      Ended March 31   Increase (Decrease)
                                                                                 -------------------   -------------------
NONINTEREST                               (in thousands)                           2000       1999      Amount        %
INCOME             -------------------------------------------------------------------------------------------------------
                   Trust and investment management fees........................  $ 38,113   $ 37,850    $   263         1
                   Money market and bond trading...............................       414      1,877     (1,463)      (78)
                   Foreign exchange............................................     1,800      2,514       (714)      (28)
                   Merchant and charge card fees...............................     5,348      6,052       (704)      (12)
                   Service fees and charges....................................    27,868     27,611        257         1
                   Securities gains............................................        --      7,902     (7,902)     (100)
                   Gain on sale of corporate trust businesses..................    50,193         --     50,193        --
                   Bank-owned insurance investments............................     9,859      9,826         33        --
                   Foreign fees................................................     5,000      5,590       (590)      (11)
                   Other.......................................................    13,081     18,162     (5,081)      (28)
                                                                                 --------   --------    -------
                   Total noninterest income....................................  $151,676   $117,384    $34,292        29
                                                                                 ========   ========    =======      ====

           Noninterest income for the first quarter of 2000 was $151.7 million, an increase of $34.3 million or 29 percent from the first quarter of 1999. In the first quarter of 2000, the Corporation realized a gain of $50.2 million on the sale of its corporate trust businesses. Excluding the effect of the gain on the sale of the corporate trust businesses, noninterest income would have declined $15.9 million or 14 percent. Most of the decline resulted from the reduction in net gains from securities sales of $7.9 million and a decrease in bond trading profits of $1.5 million due to the rising interest rate environment. In addition, the decrease in the current quarter's noninterest income also resulted from lower mortgage and foreign exchange fees.

--------------------------------------------------------------------------------



                                                                                       Quarter
NONINTEREST                                                                        Ended March 31      Increase (Decrease)
EXPENSES                                                                         -------------------   --------------------
AND INCOME                                (in thousands)                           2000       1999      Amount          %
TAXES              --------------------------------------------------------------------------------------------------------
                   Salaries and other compensation.............................  $ 86,223   $ 86,055    $   168         --
                   Pension, profit sharing and other employee benefits.........    17,383     17,918       (535)        (3)
                   Net occupancy...............................................    12,956      9,331      3,625         39
                   Equipment...................................................    14,617     14,574         43         --
                   Marketing...................................................     5,863      6,229       (366)        (6)
                   Communication and delivery..................................     5,111      6,755     (1,644)       (24)
                   Expert services.............................................     5,893      7,467     (1,574)       (21)
                   Contract programming........................................     3,488      3,305        183          6
                   Other.......................................................    12,581     14,627     (2,046)       (14)
                                                                                 --------   --------    -------
                                                                                  164,115    166,261     (2,146)        (1)
                   Amortization of goodwill and other valuation intangibles....     6,262      6,124        138          2
                                                                                 --------   --------    -------
                   Total noninterest expenses..................................  $170,377   $172,385    $(2,008)        (1)
                                                                                 ========   ========    =======
                   Provision for income taxes..................................  $ 38,629   $ 17,862    $20,767        116
                                                                                 ========   ========    =======        ===

--------------------------------------------------------------------------------

           Noninterest expenses for the first quarter totaled $170.4 million, a decrease of $2.0 million or 1 percent from the first quarter of 1999.
               Employment-related expenses totaled $103.6 million, a decrease of $0.4 million from the year ago quarter. Net occupancy expenses totaled $13.0 million, up $3.6 million from the prior year's first quarter due primarily to real estate tax refunds received in first quarter 1999. Equipment expenses were virtually unchanged from first quarter 1999. Expert services decreased $1.6 million to $5.9 million in the current quarter primarily due to lower expenses for Y2K compliance.
               Income tax expense totaled $38.6 million, an increase of $20.8 million or 116 percent from the $17.9 million recorded in first quarter 1999, reflecting higher pretax income, which included the gain on the sale of the corporate trust businesses.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at March 31, 2000 was $1.65 billion, compared with $1.58 billion and $1.64 billion at December 31, 1999 and March 31, 1999, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale, total equity increased $162.2 million from March 31, 1999. During the preceding twelve months, the Corporation declared common and preferred dividends of $69.7 million and $16.6 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.91 percent and
           11.42 percent, respectively, at March 31, 2000. HTSB's Tier 1 and total risk-based capital ratios were 8.66 percent and 10.61 percent, respectively, at March 31, 2000.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.25 percent and 7.24 percent, respectively, for the first quarter of 2000.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at March 31, 2000, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 2000, the Corporation's intangible assets totaled $238 million, including approximately $221 million of

--------------------------------------------------------------------------------

           intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.19 percent and 7.16 percent, respectively, for the first quarter of 2000.
               The following is a summary of the Corporation's capital ratios:

                                                                                March 31   December 31      March 31
                 (in thousands)                                                     2000          1999          1999
                 ---------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $25,688,041   $24,862,878   $22,989,807
                                                                             ===========   ===========   ===========
                 Average assets (quarter)..................................  $25,084,016   $24,574,252   $22,728,797
                                                                             ===========   ===========   ===========
                 Risk-based on-balance sheet assets........................  $15,947,006   $15,118,070   $14,172,526
                                                                             ===========   ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,717,600   $ 4,718,669   $ 4,745,127
                                                                             ===========   ===========   ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................  $20,438,516   $19,598,872   $18,661,092
                                                                             ===========   ===========   ===========
                 Tier 1 capital............................................  $ 1,821,022   $ 1,739,753   $ 1,628,067
                                                                             ===========   ===========   ===========
                 Supplementary capital.....................................  $   513,739   $   522,170   $   538,252
                                                                             ===========   ===========   ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................  $ 2,334,094   $ 2,261,292   $ 2,165,712
                                                                             ===========   ===========   ===========
                 Tier 1 leverage ratio.....................................         7.25%         7.07%         7.24%
                 Risk-based capital ratios
                   Tier 1..................................................         8.91%         8.88%         8.72%
                   Total...................................................        11.42%        11.54%        11.61%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                               March 31         December 31         March 31
                 (in thousands)                                                    2000                1999             1999
                 -----------------------------------------------------------------------------------------------------------
                 Nonaccrual loans............................................  $34,194    $          23,558         $45,837
                 Restructured loans..........................................    2,969                2,975           1,521
                                                                               -------    -----------------         -------
                 Total nonperforming loans...................................   37,163               26,533          47,358
                 Other assets received in satisfaction of debt...............      565                  946             753
                                                                               -------    -----------------         -------
                 Total nonperforming assets..................................  $37,728    $          27,479         $48,111
                                                                               =======    =================         =======
                 Nonperforming loans to total loans (end of period)..........      .27%                 .20%            .38%
                 Nonperforming assets to total loans (end of period).........      .27%                 .21%            .39%
                                                                               =======    =================         =======
                 90-day past due loans still accruing interest...............  $ 9,680    $          35,899         $29,951
                                                                               =======    =================         =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at March 31, 2000 totaled $38 million, or
           0.27 percent of total loans, up from $27 million or 0.21 percent of total loans at December 31, 1999 and down from $48 million or 0.39 percent of total loans a year ago.
               Interest shortfall for the quarter ended March 31, 2000 was $0.9 million compared to $0.8 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of

--------------------------------------------------------------------------------

           the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                                                                       Impaired Loans          Impaired Loans
                                                                   For Which There Is      For Which There Is             Total
                                 (in thousands)                     Related Allowance    No Related Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 March 31, 2000
                 Balance.......................................          $ 9,279                 $27,884            $37,163
                 Related allowance.............................            5,625                      --              5,625
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 3,654                 $27,884            $31,538
                                                                         =======                 =======            =======
                 December 31, 1999
                 Balance.......................................          $ 9,173                 $17,360            $26,533
                 Related allowance.............................            5,022                      --              5,022
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 4,151                 $17,360            $21,511
                                                                         =======                 =======            =======
                 March 31, 1999
                 Balance.......................................          $36,018                 $11,340            $47,358
                 Related allowance.............................           12,203                      --             12,203
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $23,815                 $11,340            $35,155
                                                                         =======                 =======            =======

                                                                                  Quarter Ended March 31
                                                                                 -----------------------
                                        (in thousands)                               2000           1999
                 ---------------------------------------------------------------------------------------
                 Average impaired loans......................................    $40,786        $32,143
                                                                                 =======        =======
                 Total interest income on impaired loans recorded on a cash
                   basis.....................................................    $   210        $    53
                                                                                 =======        =======

--------------------------------------------------------------------------------



ALLOWANCE                                                                         Quarter Ended March 31
FOR POSSIBLE                                                                     -----------------------
LOAN LOSSES        (in thousands)                                                    2000           1999
                   -------------------------------------------------------------------------------------
                   Balance, beginning of period................................  $147,235       $140,608
                                                                                 --------       --------
                   Charge-offs.................................................    (5,423)        (5,602)
                   Recoveries..................................................       893          1,222
                                                                                 --------       --------
                   Net charge-offs.............................................    (4,530)        (4,380)
                   Provision charged to operations.............................     6,088          7,246
                                                                                 --------       --------
                   Balance at March 31.........................................  $148,793       $143,474
                                                                                 ========       ========
                   Net charge-offs as a percentage of provision
                   charged to operations.......................................        74%            60%
                   Allowance for possible loan losses to
                   nonperforming loans (period-end)............................       400            303
                   Allowance for possible loan losses to
                   nonperforming assets (period-end)...........................       394            298
                   Allowance for possible loan losses to
                   total loans outstanding (period-end)........................      1.08           1.16

           The Corporation's provision for loan losses for the current quarter was $6.1 million, down 16 percent from $7.2 million in last year's first quarter. Net charge-offs totaled $4.5 million for the current quarter up slightly from the prior year. For the first quarter of 2000, net charge-offs related to commercial and installment loans were $3.7 million and $0.7 million, respectively, compared to $3.5 million and $1.2 million, respectively, for the first quarter of 1999.

--------------------------------------------------------------------------------

               At March 31, 2000, the allowance for possible loan losses was $149 million, equal to 1.08 percent of total loans outstanding, compared to $143 million or 1.16 percent of total loans one year ago. The allowance as a percentage of nonperforming loans increased from 303 percent at March 31, 1999, to 400 percent at March 31, 2000.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 38 percent of the Corporation's total assets and amounted to $9.81 billion at March 31, 2000. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 18, 1999. At that time, the Corporation entered into a new $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 8, 2000. There were no borrowings under either credit facility in year-to-date 2000 or 1999.
               Total core deposits were $12.36 billion or 54 percent of total non-equity funding at March 31, 2000 compared to $11.74 billion or 58 percent of total non-equity funding at March 31, 1999. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 2 percent quarter-to-quarter, reflecting increases in domestic demand deposits and money market accounts. Total wholesale deposits and short-term borrowings increased from $8.58 billion or 42 percent of total non-equity funding at March 31, 1999 to $10.66 billion or 46 percent of total non-equity funding at March 31, 2000. Total deposits averaged $15.42 billion in the first quarter of 2000, an increase of $291 million compared to the same quarter last year.
               Average money market assets in the first quarter of 2000 increased $101 million or 30 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 2000, remaining unchanged from a year ago. Average money market liabilities increased 53 percent to $5.97 billion this quarter from $3.89 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 2000, $853 million of senior notes were outstanding compared to $1.02 billion at March 31, 1999.
--------------------------------------------------------------------------------
FORWARD-
LOOKING INFORMATION
           This Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project," "target," and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include,

--------------------------------------------------------------------------------

           but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.
--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1999, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1999.

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

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

                        EXHIBIT A--HARRIS BANKCORP, INC.
                           2000 FIRST QUARTER REPORT
                                 MARCH 31, 2000