Form 10-Q
period 2000-06-30
HARRIS BANKCORP INC
filed 2000-08-11
CIK 45729

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

FOR THE QUARTER ENDED JUNE 30, 2000, OR

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

     At August 11, 2000 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2000 and 1999.

        Consolidated Statements of Condition as of June 30, 2000, December 31, 1999 and June 30, 1999.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

    The above financial statements and financial review, included in the Corporation's 2000 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
        (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 2000, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August 2000.

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

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                              Quarter Ended June 30                 Six Months Ended June 30
                                                          ------------------------------         ------------------------------
                                                            2000        1999      Change           2000        1999      Change
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income...................................    $144,301    $133,387         8%        $289,454    $262,863        10%
Net interest income (fully taxable equivalent)........     153,417     141,241         9          307,299     278,432        10
Provision for loan losses.............................       6,969       6,362        10           13,057      13,607        (4)
Noninterest income....................................     104,636     118,344       (12)         256,312     235,727         9
Noninterest expenses..................................     167,573     177,891        (6)         337,950     350,277        (4)
Net income............................................      53,976      50,580         7          135,711      99,946        36
Dividends -- common stock.............................      33,000      18,000        83           53,570      33,000        62
Dividends -- preferred stock..........................       4,148       4,148        --            8,297       8,297        --
Cash earnings(1)......................................      57,882      54,537         6          113,887     107,789         6
-------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity.........       14.37%      13.38%       99bp          18.80%      13.19%      561bp
Return on average assets..............................        0.84        0.87        (3)            1.07        0.87        20
Cash return on average common stockholder's
  equity(2)...........................................       18.63       17.89        74            24.25       17.64       661
Cash return on average assets(3)......................        0.91        0.95        (4)            1.15        0.95        20
Returns excluding gain on sale of corporate trust
  business:
  Return on average common stockholder's equity.......       14.37       13.38        99            14.42       13.19       123
  Return on average assets............................        0.84        0.87        (3)            0.84        0.87        (3)
  Cash return on average common stockholder's
    equity(2).........................................       18.63       17.89        74            18.92       17.64       128
  Cash return on average assets(3)....................        0.91        0.95        (4)            0.91        0.95        (4)
Tier 1 risk-based capital ratio.......................        8.83        8.85        (2)
Total risk-based capital ratio........................       11.21       11.60       (39)
Tier 1 leverage ratio.................................        7.14        7.14        --
Allowance for possible loan losses to total loans
  (period-end)........................................        1.08        1.14        (6)
-------------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets...................................    $    500    $    361        39%        $    471    $    351        34%
Securities available-for-sale.........................       8,417       7,426        13            8,339       7,203        16
Loans, net of unearned income.........................      13,731      12,447        10           13,542      12,293        10
Total interest-earning assets.........................      22,709      20,312        12           22,408      19,925        12
Total assets..........................................      25,758      23,388        10           25,421      23,060        10
Deposits..............................................      16,773      15,114        11           16,095      15,120         6
Short-term borrowings.................................       6,356       5,633        13            6,724       5,282        27
Common stockholder's equity...........................       1,395       1,392        --            1,363       1,402        (3)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale.........................    $  8,366    $  7,361        14%
Loans, net of unearned income.........................      13,958      12,628        11
Allowance for possible loan losses....................         151         144         5
Total assets..........................................      26,203      23,553        11
Deposits..............................................      15,754      15,674         1
Common stockholder's equity...........................       1,458       1,349         8
Total stockholder's equity............................       1,683       1,574         7
-------------------------------------------------------------------------------------------------------------------------------

(1) Cash earnings is defined as net income excluding the impact of amortization of goodwill and other valuation intangibles. Cash earnings for the six months ended June 30, 2000 excludes the after-tax gain on the sale of the corporate trust business. Including the corporate trust gain, cash earnings would have been $143.6 million.

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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

               Harris Bankcorp had net income of $54.0 million for the second quarter and $135.7 million for the six months ended June 30, 2000, representing increases of 7 percent and 36 percent respectively, over the same periods in 1999. Year-to-year comparative results were affected by the gain on the sale of the corporate trust business in first quarter 2000 and by higher gains from securities sales last year. Excluding both of these factors, "core earnings" grew 11 percent in the current quarter and 14 percent for the first six months compared to the same periods a year earlier.

               Cash ROE was 18.63 percent in the current quarter compared to
           17.89 percent one year earlier and, excluding the gain on the sale of the corporate trust business, 18.92 percent for first half 2000 compared to 17.64 percent for the first half of 1999.

               Record earnings were attributed to continued strong earnings growth in community banking, private client and mid-market businesses; sustained cost control; and top-tier asset quality.

               For the current quarter, net interest income on a fully taxable equivalent basis was $153.4 million, up 9 percent from second quarter last year. Average earning assets rose 12 percent to $22.71 billion from $20.31 billion in second quarter 1999, attributable to an increase of $1.28 billion in average loans and $991 million in the investment securities portfolio. Commercial lending was the primary contributor to loan growth of 10 percent. Net interest margin declined from 2.79 percent in the year-ago quarter to 2.71 percent currently, reflecting the impact of the rising interest rate environment during the past year.

               Second quarter noninterest income of $104.6 million decreased 12 percent from the same quarter last year. Trust and investment management fees declined $6.8 million or 18 percent, as a result of this year's first quarter sale of the corporate trust business. Excluding corporate trust revenue, total trust and investment management fees rose 14 percent in the current quarter. Merchant and charge card fees declined $1.4 million, while bond trading profits increased $1.7 million. Other noninterest income, including syndication fees, mortgage loan sales and other fees, declined $7.3 million. Net gains from investment securities sales declined to $3.0 million currently from $6.1 million in second quarter 1999.

               Second quarter 2000 noninterest expenses of $167.6 million decreased $10.3 million or 6 percent from second quarter a year ago, primarily reflecting the sale of the corporate trust business in 2000. Income tax expense increased $3.5 million as a result of higher pretax income.

               The second quarter 2000 provision for loan losses of $7.0 million was up $0.6 million from $6.4 million in the second quarter of 1999. Net loan charge-offs during the current quarter were $4.9 million compared to $6.3 million in the same period last year.

               Nonperforming assets at June 30, 2000 were $39 million or 0.28 percent of total loans, compared to $38 million or 0.27 percent at March 31, 2000, and $38 million or 0.30 percent a year ago. At June 30, 2000, the allowance for possible loan losses was $151 million, equal to 1.08 percent of loans outstanding, compared to $144 million or 1.14 percent at the end of second quarter 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 385 percent at June 30, 2000 compared to 382 percent at June 30, 1999.

               At June 30, 2000, regulatory Tier 1 capital of Harris Bankcorp amounted to $1.84 billion, up from $1.66 billion one year earlier. The regulatory leverage capital ratio was 7.14 percent for the second quarter of 2000 compared to 7.14 percent in the same quarter of 1999. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's June 30, 2000 Tier 1 and total risk-based capital ratios were 8.83 percent and
           11.21 percent compared to respective ratios of 8.85 percent and 11.60 percent at June 30, 1999.

--------------------------------------------------------------------------------

               For the first half of the year, net interest income on a fully taxable equivalent basis increased 10 percent or $28.9 million, reflecting earning asset growth of 12 percent. Net interest margin declined to 2.76 percent currently from 2.82 percent in the six months ended June 30, 1999. Average loans increased $1.25 billion or 10 percent.

               Year-to-date noninterest income increased $20.6 million or 9 percent over the first half of 1999. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest revenue declined 13 percent. Most of this decrease was caused by the $11.0 million decline in net gains on securities sales and reduced operating revenue from the corporate trust business sold in first quarter 2000. Excluding corporate trust revenue, growth in trust and investment management income was 10 percent over the first half of 1999.

               The provision for loan losses decreased by $0.5 million to $13.1 million in the first six months of 2000 while net charge-offs declined by $1.2 million to $9.4 million. Noninterest expense declined $12.3 million or 4 percent year-to-year, while income tax expense rose $24.3 million, reflecting higher pretax income.

               On July 1, 2000, Harris Bankcorp, Inc. legally combined with its affiliated bank holding company, Harris Bankmont, Inc. Accordingly, future presentations of results for Harris Bankcorp will include the combined entities.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                July 28, 2000
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended June 30    Six Months Ended June 30
                                                                ----------------------    ------------------------
              (in thousands except share data)                       2000         1999         2000           1999
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $284,738     $222,680     $551,697       $440,496
Money market assets:
  Deposits at banks.........................................       1,893          582        2,466            957
  Federal funds sold and securities purchased under
    agreement to resell.....................................       4,031        2,614        7,251          5,103
Trading account.............................................         903          926        1,585          1,866
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................     120,189       97,940      234,785        190,665
  State and municipal.......................................       4,191        4,225        8,256          8,450
  Other.....................................................       2,550        1,954        5,015          3,817
                                                                --------     --------     --------       --------
  Total interest income.....................................     418,495      330,921      811,055        651,354
                                                                --------     --------     --------       --------
INTEREST EXPENSE
Deposits....................................................     163,829      118,982      298,799        240,752
Short-term borrowings.......................................      88,706       49,830      172,281         93,554
Senior notes................................................       8,693       16,385       24,780         29,489
Minority interest -- dividends on preferred stock of
  subsidiary................................................       4,609        4,609        9,219          9,219
Long-term notes.............................................       8,357        7,728       16,522         15,477
                                                                --------     --------     --------       --------
  Total interest expense....................................     274,194      197,534      521,601        388,491
                                                                --------     --------     --------       --------
NET INTEREST INCOME.........................................     144,301      133,387      289,454        262,863
Provision for loan losses...................................       6,969        6,362       13,057         13,607
                                                                --------     --------     --------       --------
Net Interest Income after Provision for Loan Losses.........     137,332      127,025      276,397        249,256
                                                                --------     --------     --------       --------
NONINTEREST INCOME
Trust and investment management fees........................      30,687       37,464       68,800         75,314
Money market and bond trading...............................       2,802        1,095        3,216          2,972
Foreign exchange............................................       2,100        1,800        3,900          4,314
Merchant and charge card fees...............................       6,706        8,115       12,055         14,166
Service fees and charges....................................      27,704       28,457       55,572         56,068
Securities gains............................................       2,988        6,089        2,989         13,991
Gain on sale of corporate trust business....................          --           --       50,193             --
Bank-owned insurance investments............................      11,238       10,699       22,012         20,525
Foreign fees................................................       7,508        4,427       12,508         10,017
Other.......................................................      12,903       20,198       25,067         38,360
                                                                --------     --------     --------       --------
  Total noninterest income..................................     104,636      118,344      256,312        235,727
                                                                --------     --------     --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      85,742       87,385      171,965        173,440
Pension, profit sharing and other employee benefits.........      16,993       18,477       34,377         36,395
Net occupancy...............................................      13,522       12,869       26,478         22,200
Equipment...................................................      13,100       15,343       27,717         29,918
Marketing...................................................       7,066        6,774       12,928         13,003
Communication and delivery..................................       6,011        6,073       11,122         12,829
Expert services.............................................       5,253        8,980       11,145         16,446
Contract programming........................................       4,500        2,153        7,987          5,458
Other.......................................................       9,227       13,596       21,810         28,222
                                                                --------     --------     --------       --------
                                                                 161,414      171,650      325,529        337,911
Goodwill and other valuation intangibles....................       6,159        6,241       12,421         12,366
                                                                --------     --------     --------       --------
  Total noninterest expenses................................     167,573      177,891      337,950        350,277
                                                                --------     --------     --------       --------
Income before income taxes..................................      74,395       67,478      194,759        134,706
Applicable income taxes.....................................      20,419       16,898       59,048         34,760
                                                                --------     --------     --------       --------
  NET INCOME................................................      53,976       50,580      135,711         99,946
Dividends on preferred stock................................       4,148        4,148        8,297          8,297
                                                                --------     --------     --------       --------
Net Income Applicable to Common Stock.......................    $ 49,828     $ 46,432     $127,414       $ 91,649
                                                                ========     ========     ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
Net Income Applicable to Common Stock.......................    $   7.47     $   6.96     $  19.11       $  13.75
                                                                ========     ========     ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 Quarter Ended June 30      Six Months Ended June 30
                                                                ----------------------      ------------------------
(in thousands)                                                    2000            1999        2000              1999
--------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $ 53,976      $ 50,580      $135,711       $ 99,946
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
    securities:
    Unrealized holding gains/(losses) arising during period,
      net of tax expense/(benefit) for the quarter of
      $13,631 in 2000 and ($58,419) in 1999 and net of tax
      expense/(benefit) for the year-to-date period of
      $11,862 in 2000 and ($85,149) in 1999.................      20,639       (88,643)       17,962       (128,948)
    Less reclassification adjustment for realized gains
      included in income statement, net of tax expense for
      the quarter of $1,162 in 2000 and $2,369 in 1999 and
      net of tax expense for the year-to-date period of
      $1,163 in 2000 and $5,443 in 1999.....................      (1,826)       (3,720)       (1,826)        (8,548)
                                                                --------      --------      --------       --------
Other comprehensive income (loss)...........................      18,813       (92,363)       16,136       (137,496)
                                                                --------      --------      --------       --------
Comprehensive income (loss).................................    $ 72,789      $(41,783)     $151,847       $(37,550)
                                                                ========      ========      ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                June 30     December 31     June 30
(in thousands except share data)                                 2000          1999          1999
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................  $ 1,235,495   $ 1,485,408   $ 1,290,227
Money market assets:
  Interest-bearing deposits at banks........................      148,381       239,980       159,217
  Federal funds sold and securities purchased under
    agreement to resell.....................................      348,084       305,890       169,011
Trading account assets......................................       82,985        68,910        86,712
Securities available-for-sale...............................    8,365,762     7,793,699     7,361,213
Loans, net of unearned income...............................   13,957,655    13,114,029    12,628,345
Allowance for possible loan losses..........................     (150,893)     (147,235)     (143,575)
                                                              -----------   -----------   -----------
  Net loans.................................................   13,806,762    12,966,794    12,484,770
Premises and equipment......................................      356,183       392,811       389,476
Customers' liability on acceptances.........................       32,749        43,599        45,488
Bank-owned insurance investments............................      883,079       772,579       744,670
Goodwill and other valuation intangibles....................      232,771       249,899       259,132
Other assets................................................      710,755       543,309       563,418
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $26,203,006   $24,882,878   $23,553,334
                                                              ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........  $ 3,325,020   $ 3,729,096   $ 3,312,394
                            -- interest-bearing.............   10,610,143    10,215,332    10,434,724
Deposits in foreign offices -- noninterest bearing..........       27,090        35,537        25,877
                          -- interest-bearing...............    1,792,137     1,314,991     1,901,274
                                                              -----------   -----------   -----------
      Total deposits........................................   15,754,390    15,294,956    15,674,269
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    5,545,740     4,536,831     3,403,680
Commercial paper outstanding................................      295,847       245,050       294,208
Other short-term borrowings.................................      865,278       684,127       255,761
Senior notes................................................    1,089,500     1,500,000     1,385,500
Acceptances outstanding.....................................       32,749        43,599        45,533
Accrued interest, taxes and other expenses..................      182,600       213,574       166,274
Other liabilities...........................................       49,359        59,311        50,076
Minority interest -- preferred stock of subsidiary..........      250,000       250,000       250,000
Long-term notes.............................................      454,783       454,673       454,503
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   24,520,246    23,282,121    21,979,804
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      180,000       180,000       180,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340        53,340
Surplus.....................................................      508,513       496,490       495,157
Retained earnings...........................................    1,035,286       961,442       899,332
Accumulated other comprehensive loss........................     (139,379)     (155,515)      (99,299)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,682,760     1,580,757     1,573,530
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $26,203,006   $24,862,878   $23,553,334
                                                              ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                               2000            1999
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $1,580,757      $1,651,032
  Net income................................................     135,711          99,946
  Contributions to capital..................................      12,023           1,345
  Dividends -- Series A preferred stock.....................      (6,525)         (6,525)
  Dividends -- Series B preferred stock.....................      (1,772)         (1,772)
  Dividends -- common stock.................................     (52,000)        (33,000)
  Noncash distribution......................................      (1,570)             --
  Other comprehensive income (loss).........................      16,136        (137,496)
                                                              ----------      ----------
BALANCE AT JUNE 30..........................................  $1,682,760      $1,573,530
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                Six Months Ended June 30
                                                              --------------------------
                       (in thousands)                               2000            1999
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $  135,711      $   99,946
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................      13,057          13,607
  Depreciation and amortization, including intangibles......      38,988          37,050
  Deferred tax expense......................................       1,778           2,836
  Gain on sales of securities...............................      (2,989)        (13,991)
  Gain on sale of corporate trust business..................     (50,193)             --
  Trading account net (purchases) sales.....................     (14,075)         33,956
  Net increase in interest receivable.......................      (9,166)         (3,943)
  Net (decrease) increase in interest payable...............     (33,821)          4,725
  Net decrease in loans held for resale.....................      49,458         134,538
  Other, net................................................     (33,413)        (30,778)
                                                              ----------      ----------
    Net cash provided by operating activities...............      95,335         277,946
                                                              ----------      ----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................      91,599         (60,280)
  Net increase in Federal funds sold and securities
    purchased under agreement to resell.....................     (42,194)        (13,302)
  Proceeds from sales of securities available-for-sale......     123,676         664,355
  Proceeds from maturities of securities
    available-for-sale......................................   4,155,347       5,992,553
  Purchases of securities available-for-sale................  (4,821,262)     (7,268,564)
  Net increase in loans.....................................    (902,483)       (545,122)
  Purchases of premises and equipment.......................     (19,842)        (44,386)
  Net increase in bank-owned insurance investments..........    (110,500)        (19,367)
  Other, net................................................    (137,787)        (24,266)
                                                              ----------      ----------
    Net cash used by investing activities...................  (1,663,446)     (1,318,379)
                                                              ----------      ----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................     459,434         351,427
  Net increase (decrease) in Federal funds purchased and
    securities sold under agreement to repurchase...........   1,008,909         (37,153)
  Net increase in commercial paper outstanding..............      50,797          32,303
  Net increase in short-term borrowings.....................     181,151          87,610
  Proceeds from issuance of senior notes....................   1,050,000       3,246,000
  Repayment of senior notes.................................  (1,460,500)     (2,800,500)
  Net cash proceeds from the sale of corporate trust
    business................................................      88,704              --
  Cash dividends paid on preferred stock....................      (8,297)         (8,297)
  Cash dividends paid on common stock.......................     (52,000)        (33,000)
                                                              ----------      ----------
    Net cash provided by financing activities...............   1,318,198         838,390
                                                              ----------      ----------
    Net decrease in cash and demand balances due from
     banks..................................................    (249,913)       (202,043)
    Cash and demand balances due from banks at January 1....   1,485,408       1,492,270
                                                              ----------      ----------
    Cash and demand balances due from banks at June 30......  $1,235,495      $1,290,227
                                                              ==========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1999.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30 totaled $555.4 million and $383.8 million in 2000 and 1999, respectively. Cash income tax payments over the same periods totaled $48.4 million and $49.4 million, respectively.
--------------------------------------------------------------------------------
4. RECENT
ACCOUNTING
DEVELOPMENTS
           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Statement was effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Corporation would be the quarter ending March 31, 2001. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.
--------------------------------------------------------------------------------
5. CORPORATE
TRUST SALE In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $50.2 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.
--------------------------------------------------------------------------------
6. SUBSEQUENT
EVENT On July 1, 2000, Bankmont Financial Corp. ("Bankmont") contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont,

--------------------------------------------------------------------------------

           Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination will be accounted for at historical cost, similar to a pooling-of-interests. All historical information will be presented on a combined basis, starting in the third quarter of 2000.
--------------------------------------------------------------------------------
7. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group and Private Client Group. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network; small business/lower middle-market banking, mbanx(sm), the Corporation's virtual banking unit; cash management services and bankcard merchant services. This segment also reflects income from bank-owned insurance investments and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gain on the sale of the corporate trust business and the results of the corporate trust business prior to its sale in the first quarter of 2000 are also reflected in this segment. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury unit, which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager).
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                                            Personal and
                                                                             Commercial     Investment    Private
                                                                               Client          Banking     Client    Consolidated
                                  Quarter Ended June 30                        Group             Group      Group           Total
                 ----------------------------------------------------------------------------------------------------------------
                 2000
                 (in millions)
                 Net interest income (FTE basis)........................      $  75.5        $  63.5      $ 14.4       $ 153.4
                 Noninterest income.....................................         49.8           20.2        34.6         104.6
                 Provision for loan losses..............................          1.3            5.6         0.1           7.0
                 Noninterest expense....................................        103.1           25.7        38.8         167.6
                                                                              -------        -------      ------       -------
                 Income before income taxes.............................         20.9           52.4        10.1          83.4
                 Income taxes...........................................          4.5           20.8         4.1          29.4
                                                                              -------        -------      ------       -------
                 Net income.............................................      $  16.4        $  31.6      $  6.0       $  54.0
                                                                              =======        =======      ======       =======
                 (in millions)
                 Average Assets.........................................      $ 9,444        $14,941      $1,373       $25,758
                                                                              =======        =======      ======       =======
                 Average Loans..........................................      $ 4,329        $ 8,180      $1,222       $13,731
                                                                              =======        =======      ======       =======
                 Average Deposits.......................................      $11,055        $ 4,452      $1,266       $16,773
                                                                              =======        =======      ======       =======
                 1999
                 (in millions)
                 Net interest income (FTE basis)........................      $  58.2        $  71.3      $ 11.7       $ 141.2
                 Noninterest income.....................................         64.2           20.8        33.3         118.3
                 Provision for loan losses..............................          1.2            5.1         0.1           6.4
                 Noninterest expense....................................        112.2           26.0        39.7         177.9
                                                                              -------        -------      ------       -------
                 Income before income taxes.............................          9.0           61.0         5.2          75.2
                 Income taxes...........................................         (1.7)          24.2         2.1          24.6
                                                                              -------        -------      ------       -------
                 Net income.............................................      $  10.7        $  36.8      $  3.1       $  50.6
                                                                              =======        =======      ======       =======
                 (in millions)
                 Average Assets.........................................      $ 9,046        $13,131      $1,211       $23,388
                                                                              =======        =======      ======       =======
                 Average Loans..........................................      $ 4,018        $ 7,377      $1,052       $12,447
                                                                              =======        =======      ======       =======
                 Average Deposits.......................................      $10,286        $ 3,527      $1,301       $15,114
                                                                              =======        =======      ======       =======

--------------------------------------------------------------------------------

                                                                            Personal and
                                                                              Commercial    Investment    Private
                                                                                  Client       Banking     Client    Consolidated
                                Six Months Ended June 30                           Group         Group      Group           Total
                 ----------------------------------------------------------------------------------------------------------------
                 2000
                 (in millions)
                 Net interest income (FTE basis)........................      $ 144.5        $ 134.8      $ 28.0       $ 307.3
                 Noninterest income.....................................        154.2           32.5        69.6         256.3
                 Provision for loan losses..............................          3.3            9.6         0.2          13.1
                 Noninterest expense....................................        207.6           50.3        80.1         338.0
                                                                              -------        -------      ------       -------
                 Income before income taxes.............................         87.8          107.4        17.3         212.5
                 Income taxes...........................................         27.1           42.7         7.0          76.8
                                                                              -------        -------      ------       -------
                 Net income.............................................      $  60.7        $  64.7      $ 10.3       $ 135.7
                                                                              =======        =======      ======       =======
                 (in millions)
                 Average Assets.........................................      $ 9,347        $14,719      $1,355       $25,421
                                                                              =======        =======      ======       =======
                 Average Loans..........................................      $ 4,291        $ 8,037      $1,214       $13,542
                                                                              =======        =======      ======       =======
                 Average Deposits.......................................      $10,858        $ 3,982      $1,255       $16,095
                                                                              =======        =======      ======       =======
                 1999
                 (in millions)
                 Net interest income (FTE basis)........................      $ 112.1        $ 143.0      $ 23.3       $ 278.4
                 Noninterest income.....................................        124.0           44.5        67.2         235.7
                 Provision for loan losses..............................          3.3           10.2         0.1          13.6
                 Noninterest expense....................................        220.6           50.8        78.9         350.3
                                                                              -------        -------      ------       -------
                 Income before income taxes.............................         12.2          126.5        11.5         150.2
                 Income taxes...........................................         (4.6)          50.3         4.6          50.3
                                                                              -------        -------      ------       -------
                 Net income.............................................      $  16.8        $  76.2      $  6.9       $  99.9
                                                                              =======        =======      ======       =======
                 (in millions)
                 Average Assets.........................................      $ 9,097        $12,772      $1,191       $23,060
                                                                              =======        =======      ======       =======
                 Average Loans..........................................      $ 4,057        $ 7,206      $1,030       $12,293
                                                                              =======        =======      ======       =======
                 Average Deposits.......................................      $10,283        $ 3,552      $1,285       $15,120
                                                                              =======        =======      ======       =======

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
SECOND QUARTER 2000
COMPARED WITH
SECOND QUARTER 1999
--------------------------------------------------------------------------------

SUMMARY The Corporation had second quarter 2000 net income of $54.0 million. Comparative results were affected by higher gains from securities sales in second quarter 1999. Excluding this effect, "core earnings" rose 11 percent. For the current quarter, cash ROE was 18.63 percent compared to 17.89 percent in the second quarter of 1999. Cash ROA was
           0.91 percent compared to 0.95 percent a year ago.
               Second quarter net interest income on a fully taxable equivalent basis was $153.4 million, up $12.2 million or 9 percent from $141.2 million in 1999's second quarter. Average earning assets rose 12 percent to $22.71 billion from $20.31 billion in 1999, primarily attributable to an increase of $1.28 billion in average loans and $991 million in the investment securities portfolio. Commercial lending was the most significant contributor to the loan growth. Net interest margin declined to 2.71 percent from 2.79 percent in the same quarter last year, primarily reflecting the impact of the rising interest rate environment during the last year.
               The second quarter provision for loan losses of $7.0 million was up $0.6 million from $6.4 million in the second quarter of 1999. Net charge-offs were $4.9 million in the current quarter, down $1.4 million from the same period last year.
               Noninterest income decreased $13.7 million or 12 percent to $104.6 million for second quarter 2000 from the same quarter last year. Trust and investment management fees declined $6.8 million or 18 percent, as a result of this year's first quarter sale of the corporate trust business. Excluding corporate trust revenue, total trust and investment management fees rose 14 percent in the current quarter. Merchant and charge card fees declined $1.4 million, while bond trading profits increased $1.7 million. Net gains from investment securities sales declined to $3.0 million from $6.1 million in second quarter 1999.
               Second quarter 2000 noninterest expenses of $167.6 million declined $10.3 million or 6 percent from second quarter last year primarily reflecting the sale of the corporate trust business in 2000. Income tax expense increased $3.5 million, reflecting higher pretax income.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the second quarter of 2000 was $16.4 million, up $5.7 million from the second quarter of 1999. Total revenue was $125.3 million, an increase of $2.9 million from $122.4 million in 1999, primarily due to better margins and volume growth in community banking and higher deposit levels and improved revenues in cash management. Noninterest expense decreased $9.1 million or 8 percent to $103.1 million from $112.2 million in 1999 second quarter. The decrease was primarily due to the sale of the corporate trust business in first quarter 2000. Income taxes increased by $6.2 million in the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $31.6 million in the second quarter of 2000, reflecting a decrease of $5.2 million or 14 percent from $36.8 million a year ago. Total revenue of $83.7 million decreased by $8.4 million or 9 percent from the second quarter of 1999 due mostly to a $7.8 million or 11 percent decline in net interest income. The decline in net interest income was primarily due to an increase in interest rates since the second quarter of 1999 which has increased the funding cost on the investment portfolio. Noninterest expense decreased $0.3 million to $25.7 million in the current quarter. Income taxes decreased by $3.4 million during the current quarter, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $6.0 million in second quarter 2000, reflecting an increase of $2.9 million or 94 percent from $3.1 million the year ago quarter. Total revenue of $49.0 million increased by $4.0 million or 9 percent from $45.0 million in 1999. Net interest income increased $2.7 million or 23 percent, attributable to the $170 million increase in loan volume. Noninterest income increased $1.3 million or 4 percent to $34.6 million. Growth was primarily due to increased trust and investment management revenues which were up 10 percent over the year ago quarter. Noninterest expense decreased $0.9 million or 2 percent to $38.8 million in the current quarter. Income taxes increased by $2.0 million during the year, reflecting higher pretax income.

STATISTICAL SUMMARY                       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended June 30                  Six Months Ended June 30
                                                ---------------------------------------    --------------------------------------
    Daily Average Balances (in millions)                      2000                 1999                 2000                 1999
       Average Rates Earned and Paid            ------------------    -----------------    -----------------    -----------------
      (fully taxable equivalent basis)           Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........     $   256     2.97%    $   144     1.62%    $   243     2.04%    $   139     1.39%
  Federal funds sold and securities
    purchased under agreement to resell.....         244     6.65         217     4.84         228     6.41         212     4.85
                                                 -------              -------              -------              -------
         Total money market assets..........         500     4.76         361     3.55         471     4.15         351     3.48
Trading account assets......................          61     8.00          78     6.47          56     7.53          78     6.54
Securities available-for-sale:(1)(2)
  U.S. Treasury and Federal agency..........       7,883     6.44       6,949     5.92       7,816     6.35       6,745     5.97
  State and municipal.......................         339     7.15         332     7.46         335     7.12         317     7.87
  Other.....................................         195     6.72         145     7.35         188     6.89         141     7.34
                                                 -------              -------              -------              -------
         Total securities
           available-for-sale...............       8,417     6.48       7,426     6.02       8,339     6.39       7,203     6.08
Loans, net of unearned income...............      13,731     8.34      12,447     7.18      13,542     8.19      12,293     7.22
                                                 -------              -------              -------              -------
         TOTAL INTEREST-EARNING ASSETS......      22,709     7.57      20,312     6.69      22,408     7.43      19,925     6.75
                                                 -------              -------              -------              -------
Cash and demand balances due from banks.....       1,279                1,292                1,292                1,319
Other assets................................       1,770                1,784                1,721                1,816
                                                 -------              -------              -------              -------
         Total assets.......................     $25,758              $23,388              $25,421              $23,060
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts..................................     $ 4,047     3.76     $ 4,039     3.15     $ 4,025     3.67     $ 3,973     3.21
Savings deposits and certificates...........       4,495     4.86       4,388     4.33       4,456     4.73       4,432     4.42
Other time deposits.........................       1,909     6.36       1,376     4.94       1,758     6.16       1,714     5.00
Foreign office time deposits................       2,622     6.36       1,907     4.84       2,192     6.10       1,601     4.75
                                                 -------              -------              -------              -------
         TOTAL INTEREST-BEARING DEPOSITS....      13,073     5.04      11,710     4.08      12,431     4.83      11,720     4.14
Short-term borrowings.......................       6,356     6.16       5,633     4.71       6,724     5.89       5,282     4.70
Minority interest-- preferred stock of
  subsidiary................................         250     7.38         250     7.38         250     7.38         250     7.38
Long-term notes.............................         455     7.35         454     6.80         455     7.27         454     6.81
                                                 -------              -------              -------              -------
         TOTAL INTEREST-BEARING
           LIABILITIES......................      20,134     5.47      18,047     4.39      19,860     5.28      17,706     4.42
Noninterest-bearing deposits................       3,699                3,404                3,664                3,400
Other liabilities...........................         305                  320                  309                  327
Stockholder's equity........................       1,620                1,617                1,588                1,627
                                                 -------              -------              -------              -------
         Total liabilities and stockholder's
           equity...........................      25,758              $23,388              $25,421              $23,060
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)..................                 2.71%                2.79%                2.76%                2.82%
                                                             ====                 ====                 ====                 ====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and 4.8 percent, respectively, in 2000 and 1999.
2. AVERAGE RATE ON SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

--------------------------------------------------------------------------------

                                                                    Quarter Ended June 30        Six Months Ended June 30
NET INTEREST                                                      -----------------------       -------------------------
   INCOME                      (in thousands)                         2000           1999            2000            1999
              -----------------------------------------------------------------------------------------------------------
              Interest income.................................    $418,495       $330,921       $811,055        $651,354
              Fully taxable equivalent adjustment.............       9,116          7,854         17,845          15,569
                                                                  --------       --------       --------        --------
              Interest income (fully taxable equivalent
              basis)..........................................     427,611        338,775        828,900         666,923
              Interest expense................................     274,194        197,534        521,601         388,491
                                                                  --------       --------       --------        --------
              Net interest income (fully taxable equivalent
              basis)..........................................    $153,417       $141,241       $307,299        $278,432
                                                                  ========       ========       ========        ========
              Increase (decrease) due to change in:
              Volume  ........................................    $ 16,315       $ 15,302       $ 34,841        $ 30,808
              Rate  ..........................................      (4,140)        (5,607)        (5,974)        (22,339)
                                                                  --------       --------       --------        --------
              Total increase in net interest income...........    $ 12,175       $  9,695       $ 28,867        $  8,469
                                                                  ========       ========       ========        ========

               Second quarter net interest income on an FTE basis was $153.4 million, up 9 percent from $141.2 million in second quarter 1999. Average earning assets increased 12 percent or $2.40 billion to $22.71 billion from $20.31 billion in 1999. Average loans rose $1.28 billion, or 10 percent. Commercial lending was the most significant contributor to the loan growth with an increase of $756 million. Average securities were up 13 percent, or $991 million, primarily reflecting increased holdings of Federal agency securities. Total money market assets increased $139 million or 39 percent over second quarter 1999 levels.
               Funding for this asset growth came primarily from foreign time deposits, other time deposits and short-term borrowings, which increased by an average of $715 million, $533 million and $1.49 billion, respectively, offset by declines in money market liabilities and senior notes.
               Net interest margin, the other principal determinant of net interest income, declined from 2.79 percent in 1999 to 2.71 percent in the current quarter. The decrease in the Corporation's net interest margin reflects the impact of the rising interest rate environment during the past year and the use of wholesale liabilities to fund most of the earning asset growth.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS
           NET INTEREST MARGIN

                                                                      Quarter Ended June 30                Six Months Ended June 30
                                                       ------------------------------------    ------------------------------------
                                                                   2000                1999                2000                1999
                 Daily Average Balances (in millions)  ----------------    ----------------    ----------------    ----------------
                 Average Rates Earned and Paid         Balances   Rates    Balances   Rates    Balances   Rates    Balances   Rates
                 (fully taxable equivalent basis)      ----------------------------------------------------------------------------
                 Interest-earning assets..........     $22,709    7.57%    $20,312    6.69%    $22,408    7.43%    $19,925    6.75%
                                                       =======             =======             =======             =======
                 Interest-bearing liabilities.....     $20,134    5.47     $18,047    4.39     $19,860    5.28     $17,706    4.42
                 Noninterest-bearing sources of
                   funds..........................       2,575               2,265               2,548               2,219
                                                       -------             -------             -------             -------
                     Total supporting liabilities...   $22,709    4.86     $20,312    3.90     $22,408    4.67     $19,925    3.93
                                                       =======             =======             =======             =======
                 Net interest margin (related to
                   average interest-earning assets)..             2.71%               2.79%               2.76%               2.82%
                                                                  ====                ====                ====                ====

--------------------------------------------------------------------------------

                                                              Quarter           Increase             Six Months           Increase
                                                        Ended June 30         (Decrease)          Ended June 30         (Decrease)
   NONINTEREST                                   --------------------    ---------------   --------------------    ---------------
     INCOME        (in thousands)                  2000        1999       Amount      %      2000        1999       Amount      %
                   ---------------------------------------------------------------------------------------------------------------
                   Trust and investment
                     management fees...........  $ 30,687    $ 37,464    $ (6,777)   (18)  $ 68,800    $ 75,314    $ (6,514)    (9)
                   Money market and bond
                     trading...................     2,802       1,095       1,707    156      3,216       2,972         244      8
                   Foreign exchange............     2,100       1,800         300     17      3,900       4,314        (414)   (10)
                   Merchant and charge card
                     fees......................     6,706       8,115      (1,409)   (17)    12,055      14,166      (2,111)   (15)
                   Service fees and charges....    27,704      28,457        (753)    (3)    55,572      56,068        (496)    (1)
                   Securities gains............     2,988       6,089      (3,101)   (51)     2,989      13,991     (11,002)   (79)
                   Gain on sale of corporate
                     trust business............        --          --          --     --     50,193          --      50,193     --
                   Bank-owned insurance
                     investments...............    11,238      10,699         539      5     22,012      20,525       1,487      7
                   Foreign fees................     7,508       4,427       3,081     70     12,508      10,017       2,491     25
                   Other.......................    12,903      20,198      (7,295)   (36)    25,067      38,360     (13,293)   (35)
                                                 --------    --------    --------          --------    --------    --------
                   Total noninterest income....  $104,636    $118,344    $(13,708)   (12)  $256,312    $235,727    $ 20,585      9
                                                 ========    ========    ========    ===   ========    ========    ========    ===

           Noninterest income for the second quarter of 2000 was $104.6 million, a decrease of $13.7 million or 12 percent from the second quarter of 1999. Trust and investment management fees declined $6.8 million or 18 percent, as a result of this year's first quarter sale of the corporate trust business. Excluding corporate trust revenue, total trust and investment management fees rose 14 percent in the current quarter. Merchant and charge card fees declined $1.4 million, while bond trading profits increased $1.7 million. Other non-interest income, including syndication fees, mortgage loans sales and other fees, declined $3.7 million. Net gains from investment securities sales declined to $3.0 million from $6.1 million in second quarter 1999.
--------------------------------------------------------------------------------

                                                              Quarter           Increase             Six Months           Increase
   NONINTEREST                                          Ended June 30         (Decrease)          Ended June 30         (Decrease)
  EXPENSES AND                                   --------------------    ---------------   --------------------    ---------------
  INCOME TAXES            (in thousands)           2000        1999       Amount      %      2000        1999       Amount      %
                   ---------------------------------------------------------------------------------------------------------------
                   Salaries and other
                     compensation..............  $ 85,742    $ 87,385    $ (1,643)    (2)  $171,965    $173,440    $ (1,475)    (1)
                   Pension, profit sharing and
                     other employee benefits...    16,993      18,477      (1,484)    (8)    34,377      36,395      (2,018)    (6)
                   Net occupancy...............    13,522      12,869         653      5     26,478      22,200       4,278     19
                   Equipment...................    13,100      15,343      (2,243)   (15)    27,717      29,918      (2,201)    (7)
                   Marketing...................     7,066       6,774         292      4     12,928      13,003         (75)    (1)
                   Communication and
                     delivery..................     6,011       6,073         (62)    (1)    11,122      12,829      (1,707)   (13)
                   Expert services.............     5,253       8,980      (3,727)   (42)    11,145      16,446      (5,301)   (32)
                   Contract programming........     4,500       2,153       2,347    109      7,987       5,458       2,529     46
                   Other.......................     9,227      13,596      (4,369)   (32)    21,810      28,222      (6,412)   (23)
                                                 --------    --------    --------          --------    --------    --------
                                                  161,414     171,650     (10,236)    (6)   325,529     337,911     (12,382)    (4)
                   Amortization of goodwill and
                     other valuation
                     intangibles...............     6,159       6,241         (82)    (1)    12,421      12,366          55     --
                                                 --------    --------    --------          --------    --------    --------
                   Total noninterest
                     expenses..................  $167,573    $177,891    $(10,318)    (6)  $337,950    $350,277    $(12,327)    (4)
                                                 ========    ========    ========          ========    ========    ========
                   Provision for income
                     taxes.....................  $ 20,419    $ 16,898    $  3,521     21   $ 59,048    $ 34,760    $ 24,288     70
                                                 ========    ========    ========    ===   ========    ========    ========    ===

           Noninterest expenses for the second quarter totaled $167.6 million, a decrease of $10.3 million or 6 percent from the second quarter of 1999 primarily reflecting the sale of the corporate trust business in the first quarter 2000.

--------------------------------------------------------------------------------

               Employment-related expenses totaled $102.7 million, a decrease of $3.1 million or 3 percent from the year-ago quarter. Equipment expenses decreased $2.2 million from second quarter 1999. Expert services decreased $3.7 million to $5.3 million in the current quarter primarily as a result of expenses for Y2K compliance incurred in 1999.
               Income tax expense totaled $20.4 million, an increase of $3.5 million or 21 percent from the $16.9 million recorded in second quarter 1999, reflecting higher pretax income.
--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at June 30, 2000 was $1.68 billion, compared with $1.58 billion and $1.57 billion at December 31, 1999 and June 30, 1999, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale, total equity increased $149.3 million from June 30, 1999. During the preceding twelve months, the Corporation declared common and preferred dividends of $84.7 million and $16.6 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.83 percent and
           11.21 percent, respectively, at June 30, 2000. HTSB's Tier 1 and total risk-based capital ratios were 8.50 percent and 10.41 percent, respectively, at June 30, 2000.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.14 percent and 7.06 percent, respectively, for the second quarter of 2000.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at June 30, 2000, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 2000, the Corporation's intangible assets totaled $233 million, including approximately $216 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.08 percent and 6.99 percent, respectively, for the second quarter of 2000.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               June 30     December 31     June 30
                 (in thousands)                                                 2000          1999          1999
                 ---------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $26,203,006   $24,862,878   $23,553,334
                                                                             ===========   ===========   ===========
                 Average assets (quarter)..................................  $25,758,446   $24,574,252   $23,387,682
                                                                             ===========   ===========   ===========
                 Risk-based on-balance sheet assets........................  $16,118,689   $15,118,070   $14,450,331
                                                                             ===========   ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,939,151   $ 4,718,669   $ 4,601,392
                                                                             ===========   ===========   ===========
                 Total risk-based assets, net of deductions (based on
                   regulatory accounting principles).......................  $20,837,346   $19,598,872   $18,801,774
                                                                             ===========   ===========   ===========
                 Tier 1 capital............................................  $ 1,840,401   $ 1,739,753   $ 1,664,077
                                                                             ===========   ===========   ===========
                 Supplementary capital.....................................  $   495,893   $   522,170   $   518,476
                                                                             ===========   ===========   ===========
                 Total capital, net of deductions (based on regulatory
                   accounting principles)..................................  $ 2,335,596   $ 2,261,292   $ 2,181,941
                                                                             ===========   ===========   ===========
                 Tier 1 leverage ratio.....................................         7.14%         7.07%         7.14%
                 Risk-based capital ratios
                   Tier 1..................................................         8.83%         8.88%         8.85%
                   Total...................................................        11.21%        11.54%        11.60%

--------------------------------------------------------------------------------

NONPERFORMING                                                                   June 30    March 31    June 30
ASSETS            (in thousands)                                                   2000        2000       1999
                  --------------------------------------------------------------------------------------------
                  Nonaccrual loans............................................  $35,219    $34,194     $34,501
                  Restructured loans..........................................    2,964      2,969       1,948
                                                                                -------    -------     -------
                  Total nonperforming loans...................................   38,183     37,163      36,449
                  Other assets received in satisfaction of debt...............      995        565       1,181
                                                                                -------    -------     -------
                  Total nonperforming assets..................................  $39,178    $37,728     $37,630
                                                                                =======    =======     =======
                  Nonperforming loans to total loans (end of period)..........      .27%       .27%        .29%
                  Nonperforming assets to total loans (end of period).........      .28%       .27%        .30%
                                                                                =======    =======     =======
                  90-day past due loans still accruing interest...............  $12,009    $ 9,680     $28,279
                                                                                =======    =======     =======

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 2000 totaled $39 million, or
           0.28 percent of total loans, up slightly from $38 million or 0.27 percent of total loans at March 31, 2000 and from $38 million or 0.30 percent of total loans a year ago.
               Interest shortfall for the quarter ended June 30, 2000 was $1.7 million compared to $1.0 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed-upon contractual terms.

                                                                          Impaired Loans         Impaired Loans
                                                                      For Which There Is     For Which There Is    Total Impaired
                                   (in thousands)                      Related Allowance   No Related Allowance             Loans
                 ----------------------------------------------------------------------------------------------------------------
                 June 30, 2000
                 Balance............................................       $ 9,599               $28,584              $38,183
                 Related allowance..................................         4,244                    --                4,244
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 5,355               $28,584              $33,939
                                                                           =======               =======              =======
                 December 31, 1999
                 Balance............................................       $ 9,173               $17,360              $26,533
                 Related allowance..................................         5,022                    --                5,022
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $ 4,151               $17,360              $21,511
                                                                           =======               =======              =======
                 June 30, 1999
                 Balance............................................       $26,953               $ 9,496              $36,449
                 Related allowance..................................         3,229                    --                3,229
                                                                           -------               -------              -------
                 Balance, net of allowance..........................       $23,724               $ 9,496              $33,220
                                                                           =======               =======              =======

--------------------------------------------------------------------------------

                                                                      Quarter Ended June 30      Six Months Ended June 30
                                                                     ----------------------      ------------------------
                                   (in thousands)                        2000          1999           2000           1999
                 --------------------------------------------------------------------------------------------------------
                 Average impaired loans............................  $42,221       $42,816        $41,504        $37,509
                                                                     =======       =======        =======        =======
                 Total interest income on impaired loans on a cash
                   basis...........................................  $   126       $    49        $   336        $   102
                                                                     =======       =======        =======        =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                         Quarter Ended June 30    Six Months Ended June 30
                                                                        ----------------------    ------------------------
LOAN LOSSES       (in thousands)                                             2000         1999          2000          1999
                  --------------------------------------------------------------------------------------------------------
                  Balance, beginning of period........................  $148,793     $143,474      $147,235      $140,608
                                                                        --------     --------      --------      --------
                  Charge-offs.........................................    (7,072)      (8,656)      (12,495)      (14,257)
                  Recoveries..........................................     2,203        2,395         3,096         3,617
                                                                        --------     --------      --------      --------
                  Net charge-offs.....................................    (4,869)      (6,261)       (9,399)      (10,640)
                  Provision charged to operations.....................     6,969        6,362        13,057        13,607
                                                                        --------     --------      --------      --------
                  Balance at June 30..................................  $150,893     $143,575      $150,893      $143,575
                                                                        ========     ========      ========      ========
                  Net charge-offs as a percentage of provision charged
                    to operations.....................................        70%          98%           72%          78%
                  Allowance for possible loan losses to nonperforming
                    loans (period-end)................................       395%         394%
                  Allowance for possible loan losses to nonperforming
                    assets (period-end)...............................       385%         382%
                  Allowance for possible loan losses to total loans
                    outstanding (period-end)..........................      1.08%        1.14%

           The Corporation's provision for loan losses for the current quarter was $7.0 million, up 10 percent from $6.4 million in last year's second quarter. Net charge-offs decreased from $6.3 million to $4.9 million for the current quarter, bringing net charge-offs on a year-to-date basis to $9.4 million compared to $10.6 million in the same 1999 period. The decrease in the 2000 second quarter net charge-offs primarily reflects a decrease in commercial and installment loans write-offs. For the second quarter of 2000, net charge-offs related to commercial and installment loans were $4.4 million and $0.6 million respectively, compared to $5.0 million and $1.1 million for the second quarter of 1999.
               At June 30, 2000, the allowance for possible loan losses was $151 million, equal to 1.08 percent of total loans outstanding, compared to $144 million or 1.14 percent of total loans one year ago. The allowance as a percentage of nonperforming loans increased slightly from 394 percent at June 30, 1999, to 395 percent at June 30, 2000.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 39 percent of the Corporation's total assets and amounted to $10.18 billion

--------------------------------------------------------------------------------

           at June 30, 2000. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 18, 1999. At that time, the Corporation entered into a new $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 8, 2000. There were no borrowings under either credit facility in year-to-date 2000 or 1999.
               Total core deposits were $12.32 billion or 52 percent of total non-equity funding at June 30, 2000 compared to $12.06 billion or 57 percent of total non-equity funding at June 30, 1999. The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts rose 3 percent quarter-to-quarter, reflecting increases in domestic demand deposits, NOW accounts, and savings deposits and certificates. Total wholesale deposits and short-term borrowings increased from $8.96 billion or 43 percent of total non-equity funding at June 30, 1999 to $11.23 billion or 48 percent of total non-equity funding at June 30, 2000. Total deposits averaged $16.77 billion in the second quarter of 2000, an increase of $1.66 billion compared to the same quarter last year.
               Average money market assets in the second quarter of 2000 increased $139 million or 39 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 2000, remaining unchanged from a year ago. Average money market liabilities increased 34 percent to $5.82 billion this quarter from $4.33 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June 30, 2000, $1.09 billion of senior notes were outstanding compared to $1.39 billion at June 30, 1999.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1999, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1999.
--------------------------------------------------------------------------------

SIX MONTHS ENDED
JUNE 30, 2000
COMPARED
WITH 1999  The Corporation's earnings for the six months ended June 30, 2000 were $135.7 million. This represented a $35.8 million or 36 percent increase from 1999 earnings of $99.9 million. First quarter earnings included a pretax gain of $50.2 million resulting from the sale of the indenture trust and shareholder services businesses. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $14.0 million in 1999 compared to $3.0 million in 2000. Excluding the effects of both transactions, "core earnings" rose 14 percent. Cash ROE, excluding the corporate trust gain, was 18.92 percent compared to 17.64 percent a year ago. Cash ROA, excluding the corporate trust gain, was 0.91 percent compared to 0.95 percent.
               Net interest income on a fully taxable equivalent basis was $307.3 million in the current period, an increase of $28.9 million or 10 percent from $278.4 million in the 1999 year-to-date period. Average earning assets rose to $22.41 billion from $19.93 billion a year ago attributable to an increase of 10 percent or $1.25 billion in average loans and $1.14 billion in investment securities. Commercial lending was the major contributor to loan growth. Net interest margin declined to 2.76 percent from 2.82 percent in 1999 primarily reflecting the impact of the rising interest rate environment in 2000.
               The year-to-date 2000 provision for loan losses of $13.1 million was down slightly from $13.6 million a year ago. Net charge-offs decreased $1.2 million to $9.4 million in the current year.
               Noninterest income increased $20.6 million or 9 percent to $256.3 million in 2000 compared to a year ago. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest revenue declined 13 percent. Most of this decrease was caused by the $11.0 million decline in net gains from securities sales and reduced operating revenue from the corporate trust business sold in first quarter 2000. Excluding corporate trust revenue, growth in trust and investment management income was 10 percent over the first half of 1999. Merchant and charge card fees declined $2.1 million. Other noninterest income, including syndication fees, mortgage loan sales and other fees declined $12.4 million compared to the year-ago period.
               Noninterest expenses of $338.0 million decreased $12.3 million or 4 percent from a year ago. Income tax expense increased by $24.3 million, reflecting higher pretax income, including the gain on the sale of the corporate trust business.
               Annualized return on average common stockholder's equity was
           14.42 percent for the current year-to-date period compared to 13.19 percent in the same period a year ago.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the six month period of 2000 was $60.7 million, up $43.9 million from the year-ago period. First quarter 2000 earnings included a pretax gain of $50.2 million resulting from the sale of the corporate trust business. Total revenue was $298.7 million, an increase of $62.6 million from $236.1 million in 1999. Excluding the gain on the sale of the corporate trust business, total revenue was $248.5 million representing growth of $12.4 million or 5 percent from a year ago, primarily due to better margins and volume growth in community banking and higher deposit levels and improved revenues in cash management. Noninterest expense of $207.6 million decreased $13.0 million from 1999 primarily reflecting the sale of the corporate trust business in first quarter 2000. Income taxes increased by $31.7 million in the current year, reflecting higher pretax income, including the gain on the sale of the corporate trust business. INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $64.7 million in 2000, reflecting a decrease of $11.5 million or 15 percent from $76.2 million a year ago. Total revenue of $167.3 million decreased by $20.2 million or 11 percent from 1999. Net interest income declined $8.2 million primarily due to an increase in interest rates in the current year, which increased the funding cost on the investment portfolio. Noninterest income declined $12.0 million or 27 percent. Most of the decline resulted from the reduction in net gains from securities sales and a decrease in bond trading profits due to the difficult trading environment in the current year. Noninterest expense decreased $0.5 million to $50.3 million in the current year. Income taxes decreased by $7.6 million during the year, reflecting lower pretax income.
           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $10.3 million in 2000, reflecting an increase of $3.4 million or 49 percent from $6.9 million a year ago. Total revenue of $97.6 million increased by $7.1 million or 8 percent from $90.5 million in 1999. Net interest income increased $4.7 million or 20 percent, attributable to the $184 million increase in loan volume. Noninterest income increased $2.4 million or 4 percent to $69.6 million. Growth was primarily due to increased trust and investment management revenues. Noninterest expense increased $1.2 million or 2 percent to $80.1 million in the current year, primarily due to expansion strategies and initiatives. Income taxes increased by $2.4 million during the year, reflecting higher pretax income.

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

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

                        EXHIBIT A--HARRIS BANKCORP, INC.
                           2000 SECOND QUARTER REPORT
                                 JUNE 30, 2000