Form 10-Q
period 2000-09-30
HARRIS BANKCORP INC
filed 2000-11-13
CIK 45729

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2000 OR

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

     At November 13, 2000 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2000 and 1999.

        Consolidated Statements of Condition as of September 30, 2000, December 31, 1999 and September 30, 1999.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

    The above financial statements, financial review and quantitative and qualitative disclosures about market risk, included in the Corporation's 2000 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           27. Financial Data Schedule
           27. Restated Financial Data Schedule
        (b) A Current Report on Form 8-K, dated July 13, 2000 was filed on behalf of Harris Bankcorp, Inc. reporting on
        Item 2 -- Acquisition or Disposition of Assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 2000.

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

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                            Quarter Ended September 30          Nine Months Ended September 30
                                                          ------------------------------      ----------------------------------
                                                            2000        1999      Change        2000          1999        Change
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.....................................  $163,284    $156,965        4%      $488,804      $457,100           7%
Net interest income (fully taxable equivalent)..........   174,151     166,703        4        520,740       485,564           7
Provision for loan losses...............................     7,305       6,800        7         21,247        22,380          (5)
Noninterest income......................................   108,520     120,526      (10)       373,690       364,512           3
Noninterest expenses....................................   177,326     195,479       (9)       543,108       574,222          (5)
Net income..............................................    63,110      58,054        9        210,317       168,763          25
Dividends -- common stock...............................    81,000      19,000      326        137,900        56,000         146
Dividends -- preferred stock............................     4,511       4,511       --         13,533        13,533          --
Cash earnings (1).......................................    67,163      62,280        8        193,006       181,291           6
--------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...........     14.97%      14.43%      54bp        17.33%        13.73%        360bp
Return on average assets................................      0.88        0.90       (2)          1.00          0.89          11
Cash return on average common stockholder's equity
  (2)...................................................     18.81       18.93      (12)         21.89         18.01         388
Cash return on average assets (3).......................      0.95        0.97       (2)          1.07          0.96          11
Returns excluding gain on sale of corporate trust
  business:
  Return on average common stockholder's equity.........     14.97       14.43       54          14.71         13.73          98
  Return on average assets..............................      0.88        0.90       (2)          0.86          0.89          (3)
  Cash return on average common stockholder's equity
    (2).................................................     18.81       18.93      (12)         18.78         18.01          77
  Cash return on average assets (3).....................      0.95        0.97       (2)          0.93          0.96          (3)
Tier 1 risk-based capital ratio.........................      8.52        9.04      (52)
Total risk-based capital ratio..........................     11.07       11.74      (67)
Tier 1 leverage ratio...................................      7.01        7.22      (21)
Allowance for possible loan losses to total loans
  (period-end)..........................................      1.07        1.13       (6)
--------------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets.....................................  $    384    $    403       (5)%     $    462      $    396          17%
Securities available-for-sale...........................     9,489       8,415       13          9,296         8,175          14
Loans, net of unearned income...........................    15,349      13,746       12         15,040        13,660          10
Total interest-earning assets...........................    25,279      22,656       12         24,855        22,314          11
Total assets............................................    28,374      25,706       10         27,960        25,493          10
Deposits................................................    18,582      17,139        8         18,311        17,178           7
Short-term borrowings...................................     6,921       5,817       19          6,829         5,501          24
Common stockholder's equity.............................     1,557       1,472        6          1,517         1,511          --
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale...........................  $  9,182    $  8,353       10%
Loans, net of unearned income...........................    16,001      14,170       13
Allowance for possible loan losses......................       171         161        6
Total assets............................................    29,481      26,204       13
Deposits................................................    19,571      17,190       14
Common stockholder's equity.............................     1,623       1,498        8
Total stockholder's equity..............................     1,868       1,743        7


--------------------------------------------------------------------------------------------------------------------------------

(1) Cash earnings is defined as net income excluding the impact of amortization of goodwill and other valuation intangibles. Cash earnings for the nine months ended September 30, 2000 excludes the after-tax gain on the sale of the corporate trust business. Including the corporate trust gain, cash earnings would have been $222.7 million.

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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           On July 1, 2000, Harris Bankcorp, Inc. legally combined with its affiliated bank holding company, Harris Bankmont, Inc. Accordingly, all current and prior year information for Harris Bankcorp, Inc. includes the combined entities.

               Harris Bankcorp had net income of $63.1 million for the quarter ended September 30, 2000, an increase of 9 percent from $58.1 million in the third quarter of 1999. Excluding gains from securities sales, "core earnings" in the third quarter increased 6 percent compared to the same quarter last year.

               Net income for the nine months ended September 30, 2000, was $210.3 million, up 25 percent from $168.8 million a year earlier. Year-to-year comparative results were affected by the $50.2 million pretax gain on the sale of the corporate trust business in first quarter 2000 and by higher gains from securities sales last year. Excluding both of these factors, "core earnings" grew 11 percent in the first nine months compared to the same period a year earlier.

               For the current quarter, cash ROE was 18.81 percent compared to
           18.93 percent in third quarter 1999. Cash ROE for the first nine months of 2000, excluding the gain on the sale of the corporate trust business, was 18.78 percent compared to 18.01 percent for the nine-month period ended September 30, 1999.

               The increase in quarterly and year-to-date earnings was attributable to strong business growth, sustained cost control and continued low credit losses, partially offset by the impact of a higher interest rate environment during the past year on securities portfolio earnings.

               For the current quarter, net interest income on a fully taxable equivalent basis was $174.2 million, up $7.4 million or 4 percent from third quarter last year. Average earning assets rose 12 percent to $25.28 billion from $22.66 billion in third quarter 1999, attributable to an increase of $1.60 billion in average loans and $1.07 billion in the investment securities portfolio. Commercial and consumer loans and residential mortgages contributed to loan growth of 12 percent. Net margin declined from 2.92 percent in third quarter 1999 to 2.74 percent currently, reflecting the impact of a rising rate environment during the past year.

               Third quarter 2000 noninterest income of $108.5 million decreased 10 percent from the same quarter last year, primarily as a result of this year's first quarter sale of the corporate trust business. Net gains from securities sales were $3.1 million currently compared to $0.1 million a year ago.

               Third quarter 2000 noninterest expenses of $177.3 million were down 9 percent from third quarter 1999, primarily reflecting a decline from last year's operating expense for the corporate trust business sold in the first quarter of 2000, and one-time systems expenditures related to Y2K made in 1999. Income tax expense increased by $6.9 million as a result of higher pretax income.

               The third quarter 2000 provision for loan losses of $7.3 million was up from $6.8 million in the third quarter of 1999. Net loan charge-offs during the current quarter were $3.3 million compared to $4.3 million in the same period last year, with the difference primarily attributable to lower commercial loan write-offs.

               At September 30, 2000, nonperforming assets were $96 million or
           0.60 percent of total loans, compared to $30 million or 0.21 percent a year ago and $42 million or 0.27 percent at June 30, 2000. The increase from June 30, 2000 is comprised primarily of four loans in the shared national credit portfolio ranging in size from $10 million to $17 million, to borrowers in four different industry sectors.

               At September 30, 2000, the allowance for possible loan losses was $171 million, equal to 1.07 percent of loans outstanding, compared to $161 million or 1.13 percent at the end of third quarter 1999. The ratio of the allowance for possible loan losses to nonperforming assets was 177 percent at September 30, 2000, compared to 536 percent at September 30, 1999.

--------------------------------------------------------------------------------

               At September 30, 2000, regulatory Tier 1 capital of Harris Bankcorp amounted to $1.98 billion, up from $1.85 billion one year earlier. The regulatory leverage capital ratio was 7.01 percent for the third quarter of 2000 compared to 7.22 percent in the same quarter of 1999. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's September 30, 2000 Tier 1 and total risk-based capital ratios were 8.52 percent and 11.07 percent compared to respective ratios of 9.04 percent and 11.74 percent at September 30, 1999.

               For the nine months ended September 30, 2000, net interest income on a fully taxable equivalent basis increased by 7 percent or $35.2 million, reflecting earning assets growth of 11 percent. Net interest margin declined to 2.80 percent currently from 2.91 percent in the nine months ended September 30, 1999. Average loans increased $1.38 billion or 10 percent.

               Year-to-date noninterest income increased $9.2 million, or 3 percent over the first nine months of 1999. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest income declined 11 percent. Most of this decrease was caused by the $8.4 million decline in gains on securities sales and reduced operating revenue from the corporate trust business sold in first quarter 2000.

               The provision for loan losses decreased by 5 percent to $21.2 million in the first nine months of 2000. Net charge-offs declined by 16 percent to $12.9 million from $15.3 million in 1999. Noninterest expenses declined $31.1 million or 5 percent period-to-period.

               Effective September 1, 2000 the Corporation entered into an expanded outsourcing arrangement with ALLTEL. ALLTEL assumed systems support for virtually all Harris Bankcorp applications. ALLTEL offered employment to the approximately 160 full- and part-time Solutions & Applications U.S. employees who develop and support Harris Bankcorp applications. Solutions & Applications U.S. relationship management remained with the Corporation to manage systems planning, project prioritization and selection. This outsourcing arrangement represents a cost-effective opportunity that will enhance the Corporation's capabilities to grow and expand its business.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                October 27, 2000
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                   Quarter Ended               Nine Months Ended
                                                                   September 30                  September 30
                                                              -----------------------       -----------------------
              (in thousands except share data)                   2000         1999             2000         1999
-------------------------------------------------------------------------------------       -----------------------
INTEREST INCOME
Loans, including fees.......................................  $  330,763   $  258,660       $  933,788   $  748,663
Money market assets:
 Deposits at banks..........................................       2,024           13            4,490          970
 Federal funds sold and securities purchased under agreement
   to resell................................................       3,814        3,299           11,938        9,366
Trading account.............................................         798        1,137            2,384        3,002
Securities available-for-sale:
 U.S. Treasury and Federal agency...........................     136,257      110,158          390,239      319,876
 State and municipal........................................       6,338        6,404           18,899       18,877
 Other......................................................       2,998        2,132            8,893        5,963
                                                              ----------   ----------       ----------   ----------
 Total interest income......................................     482,992      381,803        1,370,631    1,106,717
                                                              ----------   ----------       ----------   ----------
INTEREST EXPENSE
Deposits....................................................     192,786      139,450          529,888      414,657
Short-term borrowings.......................................      95,966       53,715          269,811      148,452
Senior notes................................................      16,752       19,136           41,532       48,625
Minority interest-dividends on preferred stock of
 subsidiary.................................................       4,609        4,609           13,828       13,828
Long-term notes.............................................       9,595        7,928           26,768       24,055
                                                              ----------   ----------       ----------   ----------
 Total interest expense.....................................     319,708      224,838          881,827      649,617
                                                              ----------   ----------       ----------   ----------
NET INTEREST INCOME.........................................     163,284      156,965          488,804      457,100
Provision for loan losses...................................       7,305        6,800           21,247       22,380
                                                              ----------   ----------       ----------   ----------
Net Interest Income after Provision for Loan Losses.........     155,979      150,165          467,557      434,720
                                                              ----------   ----------       ----------   ----------
NONINTEREST INCOME
Trust and investment management fees........................      29,850       41,300           98,809      116,979
Money market and bond trading...............................       2,518        3,890            5,734        6,862
Foreign exchange............................................       1,900        1,850            5,800        6,164
Merchant and charge card fees...............................       6,252        8,109           18,407       22,437
Service fees and charges....................................      30,173       32,649           90,172       92,555
Securities gains............................................       3,129          117            6,161       14,534
Gain on sale of corporate trust business....................          --           --           50,193           --
Bank-owned insurance investments............................      11,262       10,221           33,273       30,746
Foreign fees................................................       4,035        4,428           16,561       14,449
Other.......................................................      19,401       17,962           48,580       59,786
                                                              ----------   ----------       ----------   ----------
 Total noninterest income...................................     108,520      120,526          373,690      364,512
                                                              ----------   ----------       ----------   ----------
NONINTEREST INCOME
Salaries and other compensation.............................      88,675       92,188          268,917      274,706
Pension, profit sharing and other employee benefits.........      13,649       18,563           50,175       57,163
Net occupancy...............................................      13,455       14,705           41,752       39,198
Equipment...................................................      13,636       15,829           42,016       46,791
Marketing...................................................       9,316        8,278           22,573       21,582
Communication and delivery..................................       5,807        5,782           17,182       18,950
Expert services.............................................       5,094        5,706           16,268       22,226
Contract programming........................................       4,387        3,483           12,374        8,942
Other.......................................................      17,019       24,436           52,746       65,393
                                                              ----------   ----------       ----------   ----------
                                                                 171,038      188,970          524,003      554,951
Goodwill and other valuation intangibles....................       6,288        6,509           19,105       19,271
                                                              ----------   ----------       ----------   ----------
 Total noninterest expenses.................................     177,326      195,479          543,108      574,222
                                                              ----------   ----------       ----------   ----------
Income before income taxes..................................      87,173       75,212          298,139      225,010
Applicable income taxes.....................................      24,063       17,158           87,822       56,247
                                                              ----------   ----------       ----------   ----------
 NET INCOME.................................................      63,110       58,054          210,317      168,763
Dividends on preferred stock................................       4,511        4,511           13,533       13,533
                                                              ----------   ----------       ----------   ----------
Net Income Applicable to Common Stock.......................  $   58,599   $   53,543       $  196,784   $  155,230
                                                              ==========   ==========       ==========   ==========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
 Net Income Applicable to Common Stock......................  $     8.79   $     8.03       $    29.52   $    23.28
                                                              ==========   ==========       ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                       Quarter Ended          Nine Months Ended
                                                                        September 30               September 30
                                                                --------------------    -----------------------
(in thousands)                                                      2000        1999          2000         1999
------------------------------------------------------------------------------------    -----------------------
NET INCOME..................................................    $ 63,110    $ 58,054    $  210,317    $ 168,763
  Other comprehensive income:
    Unrealized gains/(losses) on available-for-sale
      securities:
      Unrealized holding gains/(losses) arising during
         period, net of tax expense/(benefit) for the
         quarter of $33,237 in 2000 and ($10,049) in 1999
         and net of tax expense/(benefit) for the
         year-to-date period of $44,442 in 2000 and
         ($98,655) in 1999..................................      50,513     (15,435)       67,482     (149,616)
      Less reclassification adjustment for realized gains
         included
         in income statement, net of tax expense for the
         quarter of $1,217 in 2000 and $45 in 1999 and net
         of tax expense for the year-to-date period of
         $2,397 in 2000 and $5,654 in 1999..................      (1,912)        (72)       (3,764)      (8,880)
                                                                --------    --------    ----------    ---------
Other comprehensive income (loss)...........................      48,601     (15,507)       63,718     (158,496)
                                                                --------    --------    ----------    ---------
Comprehensive income........................................    $111,711    $ 42,547    $  274,035    $  10,267
                                                                ========    ========    ==========    =========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                September 30    December 31    September 30
              (in thousands except share data)                      2000           1999            1999
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $ 1,317,123     $ 1,545,836    $ 1,256,102
Money market assets:
  Interest-bearing deposits at banks........................        165,101         239,984        172,049
  Federal funds sold and securities purchased under
    agreement to resell.....................................        231,659         384,856        176,473
Trading account assets......................................         45,014          68,910        103,992
Securities available-for-sale...............................      9,182,273       8,591,432      8,353,435
Loans, net of unearned income...............................     16,000,593      14,447,674     14,169,881
Allowance for possible loan losses..........................       (170,513)       (162,134)      (160,539)
                                                                -----------     -----------    -----------
  Net loans.................................................     15,830,080      14,285,540     14,009,342
Premises and equipment......................................        382,182         422,618        420,333
Customers' liability on acceptances.........................         31,587          43,599         44,067
Bank-owned insurance investments............................        894,330         772,579        753,239
Goodwill and other valuation intangibles....................        230,513         253,201        257,604
Other assets................................................      1,170,663         571,941        656,955
                                                                -----------     -----------    -----------
      TOTAL ASSETS..........................................    $29,480,525     $27,180,496    $26,203,591
                                                                ===========     ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........    $ 3,788,486     $ 3,834,285    $ 3,463,884
                           -- interest-bearing..............     13,474,527      12,195,662     12,343,424
Deposits in foreign offices -- noninterest bearing..........         38,521          35,537         21,682
                          -- interest-bearing...............      2,269,953       1,314,991      1,361,396
                                                                -----------     -----------    -----------
      Total deposits........................................     19,571,487      17,380,475     17,190,386
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,510,087       4,580,886      3,932,302
Commercial paper outstanding................................        218,630         245,050        269,188
Other short-term borrowings.................................      1,364,475         684,127        481,242
Senior notes................................................        882,000       1,500,000      1,500,000
Acceptances outstanding.....................................         31,587          43,599         44,067
Accrued interest, taxes and other expenses..................        205,444         227,879        211,732
Other liabilities...........................................         44,649          59,807        107,287
Minority interest -- preferred stock of subsidiary..........        250,000         250,000        250,000
Long-term notes.............................................        534,841         474,673        474,561
                                                                -----------     -----------    -----------
      TOTAL LIABILITIES.....................................     27,613,200      25,446,496     24,460,765
                                                                -----------     -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000         200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000          45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340          53,340         53,340
Surplus.....................................................        533,717         521,425        520,731
Retained earnings...........................................      1,132,225       1,074,910      1,039,841
Accumulated other comprehensive loss........................        (96,957)       (160,675)      (116,086)
                                                                -----------     -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      1,867,325       1,734,000      1,742,826
                                                                -----------     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $29,480,525     $27,180,496    $26,203,591
                                                                ===========     ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                                2000             1999
------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $ 1,734,000      $ 1,799,999
  Net income................................................      210,317          168,763
  Contributions to capital..................................       12,292            2,093
  Dividends -- Series A preferred stock.....................      (10,875)         (10,875)
  Dividends -- Series B preferred stock.....................       (2,658)          (2,658)
  Dividends -- common stock.................................     (137,900)         (56,000)
  Noncash distribution......................................       (1,569)              --
  Other comprehensive income (loss).........................       63,718         (158,496)
                                                              -----------      -----------
BALANCE AT SEPTEMBER 30.....................................  $ 1,867,325      $ 1,742,826
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

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                              Nine Months Ended September 30
                                                              ------------------------------
                       (in thousands)                                 2000              1999
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $   210,317       $   168,763
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       21,247            22,380
  Depreciation and amortization, including intangibles......       60,429            59,277
  Deferred tax (benefit) expense............................       (5,024)              488
  Gain on sales of securities...............................       (6,161)          (14,534)
  Gain on sale of corporate trust business..................      (50,193)               --
  Trading account net sales.................................       23,896            16,676
  Net increase in interest receivable.......................      (20,600)          (15,844)
  Net (decrease) increase in interest payable...............      (15,640)           26,427
  Net decrease in loans held for resale.....................       56,780           164,638
  Other, net................................................      (46,535)              752
                                                              -----------       -----------
    Net cash provided by operating activities...............      228,516           429,023
                                                              -----------       -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................       74,883           (73,109)
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................      153,197            36,621
  Proceeds from sales of securities available-for-sale......      228,620           926,498
  Proceeds from maturities of securities
    available-for-sale......................................    5,961,280         5,823,883
  Purchases of securities available-for-sale................   (6,868,017)       (7,534,169)
  Net increase in loans.....................................   (1,622,567)         (838,752)
  Purchases of premises and equipment.......................      (30,693)          (60,661)
  Net increase in bank-owned insurance investments..........     (121,751)          (27,938)
  Other, net................................................     (325,593)          (34,159)
                                                              -----------       -----------
    Net cash used by investing activities...................   (2,550,641)       (1,781,786)
                                                              -----------       -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................    2,191,012          (198,688)
  Net (decrease) increase in Federal funds purchased and
    securities sold under agreement to repurchase...........      (70,799)          428,753
  Net (decrease) increase in commercial paper outstanding...      (26,420)            7,283
  Net increase in short-term borrowings.....................      680,348           313,091
  Proceeds from issuance of senior notes....................    2,232,000         3,460,500
  Repayment of senior notes.................................   (2,850,000)       (2,900,500)
  Net cash proceeds from the sale of corporate trust
    business................................................       88,704                --
  Cash dividends paid on preferred stock....................      (13,533)          (13,533)
  Cash dividends paid on common stock.......................     (137,900)          (56,000)
                                                              -----------       -----------
    Net cash provided by financing activities...............    2,093,412         1,040,906
                                                              -----------       -----------
    Net decrease in cash and demand balances due from
     banks..................................................     (228,713)         (311,857)
    Cash and demand balances due from banks at January 1....    1,545,836         1,567,959
                                                              -----------       -----------
    Cash and demand balances due from banks at September
     30.....................................................  $ 1,317,123       $ 1,256,102
                                                              ===========       ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Corporation's Form 10-K for the year ended December 31, 1999.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $897.5 million and $623.2 million in 2000 and 1999, respectively. Cash income tax payments over the same periods totaled $79.4 million and $72.4 million, respectively.
--------------------------------------------------------------------------------
4. RECENT
ACCOUNTING
DEVELOPMENTS
           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
           Activities -- Deferral of the Effective Date of FASB Statement No. 133." The Statement was effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Corporation would be the quarter ending March 31, 2001. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on an analysis of the Corporation's current derivative activity, it is management's opinion that the impact of adoption of SFAS No. 133 would not have a material impact on total assets, total liabilities, other comprehensive income or net income.
--------------------------------------------------------------------------------
5. CORPORATE
TRUST SALE In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $50.2 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in fourth quarter 2000. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.

--------------------------------------------------------------------------------

6. OTHER On July 1, 2000, Bankmont Financial Corp. ("Bankmont") contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests. All historical information is presented on a combined basis, starting in the third quarter of 2000. Presented below is selected historical information as of June 30, 2000 and December 31, 1999 for the two combined entities:

                                              HARRIS BANKCORP             HARRIS BANKMONT
                                          ------------------------    ------------------------
                                           June 30     December 31     June 30     December 31
                                              2000            1999        2000            1999
                                           -------     -----------     -------     -----------
                                                             (in millions)
Loans.................................     $13,958         $13,114      $1,357          $1,337
Assets................................     $26,203         $24,863      $2,402          $2,328
Deposits..............................     $15,754         $15,295      $2,013          $2,086

--------------------------------------------------------------------------------
7. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group and Private Client Group. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network; small business/lower middle-market banking, mbanx(sm), the Corporation's virtual banking unit; cash management services and the bankcard merchant services. This segment also reflects income from bank-owned insurance investments and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gain on the sale of the corporate trust business and the results of the corporate trust business prior to its sale in the first quarter of 2000 are also reflected in this segment. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury unit, which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager).
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                                Personal and   Investment
                                                                  Commercial      Banking   Private Client   Consolidated
                          Quarter Ended September 30            Client Group        Group            Group          Total
                 --------------------------------------------------------------------------------------------------------
                 2000
                 (in millions)
                 Net interest income (FTE basis)..............    $   93.8      $  65.9         $ 14.5         $ 174.2
                 Noninterest income...........................        56.0         17.7           34.8           108.5
                 Provision for loan losses....................         1.8          5.4            0.1             7.3
                 Noninterest expense..........................       107.8         27.7           41.8           177.3
                                                                  --------      -------         ------         -------
                 Income before income taxes...................        40.2         50.5            7.4            98.1
                 Income taxes/FTE.............................        11.7         20.1            3.2            35.0
                                                                  --------      -------         ------         -------
                 Net income...................................    $   28.5      $  30.4         $  4.2         $  63.1
                                                                  ========      =======         ======         =======
                 (in millions)
                 Average Assets...............................    $ 11,705      $15,144         $1,525         $28,374
                                                                  ========      =======         ======         =======
                 Average Loans................................    $  5,762      $ 8,238         $1,349         $15,349
                                                                  ========      =======         ======         =======
                 Average Deposits.............................    $ 13,095      $ 4,154         $1,333         $18,582
                                                                  ========      =======         ======         =======
                 1999
                 (in millions)
                 Net interest income (FTE basis)..............    $   80.2      $  73.7         $ 12.8         $ 166.7
                 Noninterest income...........................        69.8         15.5           35.2           120.5
                 Provision for loan losses....................         2.6          4.1            0.1             6.8
                 Noninterest expense..........................       130.0         26.2           39.3           195.5
                                                                  --------      -------         ------         -------
                 Income before income taxes...................        17.4         58.9            8.6            84.9
                 Income taxes/FTE.............................        (0.1)        23.4            3.5            26.8
                                                                  --------      -------         ------         -------
                 Net income...................................    $   17.5      $  35.5         $  5.1         $  58.1
                                                                  ========      =======         ======         =======
                 (in millions)
                 Average Assets...............................    $ 11,607      $12,823         $1,276         $25,706
                                                                  ========      =======         ======         =======
                 Average Loans................................    $  5,413      $ 7,215         $1,118         $13,746
                                                                  ========      =======         ======         =======
                 Average Deposits.............................    $ 12,449      $ 3,453         $1,237         $17,139
                                                                  ========      =======         ======         =======

--------------------------------------------------------------------------------

                                                                Personal and   Investment
                                                                  Commercial      Banking   Private Client   Consolidated
                                Nine Months Ended September 30  Client Group        Group            Group          Total
                 --------------------------------------------------------------------------------------------------------
                 2000
                 (in millions)
                 Net interest income (FTE basis)..............    $  277.5      $ 200.7         $ 42.5         $ 520.7
                 Noninterest income...........................       219.1         50.2          104.4           373.7
                 Provision for loan losses....................         5.9         15.0            0.3            21.2
                 Noninterest expense..........................       343.1         78.1          121.9           543.1
                                                                  --------      -------         ------         -------
                 Income before income taxes...................       147.6        157.8           24.7           330.1
                 Income taxes/FTE.............................        46.9         62.7           10.2           119.8
                                                                  --------      -------         ------         -------
                 Net income...................................    $  100.7      $  95.1         $ 14.5         $ 210.3
                                                                  ========      =======         ======         =======
                 (in millions)
                 Average Assets...............................    $ 11,686      $14,862         $1,412         $27,960
                                                                  ========      =======         ======         =======
                 Average Loans................................    $  5,686      $ 8,095         $1,259         $15,040
                                                                  ========      =======         ======         =======
                 Average Deposits.............................    $ 12,988      $ 4,042         $1,281         $18,311
                                                                  ========      =======         ======         =======
                 1999
                 (in millions)
                 Net interest income (FTE basis)..............    $  233.0      $ 216.6         $ 36.0         $ 485.6
                 Noninterest income...........................       202.2         60.0          102.3           364.5
                 Provision for loan losses....................         7.9         14.3            0.2            22.4
                 Noninterest expense..........................       379.1         77.0          118.1           574.2
                                                                  --------      -------         ------         -------
                 Income before income taxes...................        48.2        185.3           20.0           253.5
                 Income taxes/FTE.............................         3.0         73.6            8.1            84.7
                                                                  --------      -------         ------         -------
                 Net income...................................    $   45.2      $ 111.7         $ 11.9         $ 168.8
                                                                  ========      =======         ======         =======
                 (in millions)
                 Average Assets...............................    $ 11,485      $12,789         $1,219         $25,493
                                                                  ========      =======         ======         =======
                 Average Loans................................    $  5,400      $ 7,200         $1,060         $13,660
                                                                  ========      =======         ======         =======
                 Average Deposits.............................    $ 12,386      $ 3,523         $1,269         $17,178
                                                                  ========      =======         ======         =======

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 2000
COMPARED WITH
THIRD QUARTER 1999
--------------------------------------------------------------------------------

SUMMARY The Corporation had third quarter 2000 net income of $63.1 million, an increase of 9 percent compared to the third quarter of 1999. Comparative results were affected by higher gains from securities sales in third quarter 2000. Excluding this effect, "core earnings" rose 6 percent. For the current quarter, cash ROE was 18.81 percent compared to 18.93 percent in the third quarter of 1999. Cash ROA was
           0.95 percent compared to 0.97 percent a year ago.
               Third quarter net interest income on a fully taxable equivalent basis was $174.2 million, up $7.4 million or 4 percent from $166.7 million in 1999's third quarter. Average earning assets rose 12 percent to $25.28 billion from $22.66 billion in 1999, primarily attributable to an increase of $1.60 billion in average loans and $1.07 billion in the investment securities portfolio. Commercial and consumer loans and residential mortgages contributed to loan growth of 12 percent. Net interest margin declined to 2.74 percent from 2.92 percent in the same quarter last year, primarily reflecting the impact of the rising interest rate environment during the last year.
               The third quarter provision for loan losses of $7.3 million was up $0.5 million from $6.8 million in the third quarter of 1999. Net charge-offs were $3.3 million in the current quarter, down $1.0 million from the same period last year.
               Noninterest income decreased $12.0 million or 10 percent to $108.5 million for third quarter 2000 from the same quarter last year. Trust and investment management fees declined $11.5 million or 28 percent reflecting reduced corporate trust revenue. Merchant and charge card fees declined $1.9 million or 23 percent, while service charge income declined $2.5 million or 8 percent. Net gains from investment securities sales were $3.1 million in the current quarter compared to $0.1 million in the year ago quarter. Bond trading profits declined by $1.4 million.
               Third quarter 2000 noninterest expenses of $177.3 million declined $18.2 million or 9 percent from third quarter last year primarily reflecting a decline from last year's operating expense for the corporate trust business sold in first quarter 2000, and one-time systems expenditures related to Y2K made in 1999. Income tax expense increased $6.9 million, reflecting higher pretax income.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the third quarter of 2000 was $28.5 million, up $11.0 million from the third quarter of 1999. Total revenue excluding corporate trust revenue was $149.8 million, an increase of $11.5 million or 8 percent from the year-ago quarter. Net interest income increased $13.6 million or 17 percent primarily due to strong loan growth in community banking. Noninterest income excluding corporate trust revenue decreased $2.1 million or 4 percent. Noninterest expense decreased $22.2 million or 17 percent to $107.8 million in the current quarter. The decrease was primarily due to a decline from last year's operating expense for the corporate trust business sold this year. Excluding the impact of the corporate trust sale, noninterest expenses decreased $7.1 million or 6 percent over the prior year quarter, reflecting continued cost containment. Income taxes increased by $11.8 million in the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $30.4 million in the third quarter of 2000, reflecting a decrease of $5.1 million or 14 percent from $35.5 million a year ago. Total revenue of $83.6 million decreased by $5.6 million or 6 percent from the third quarter of 1999 due mostly to a $7.8 million or 11 percent decline in net interest income. Net interest income for Mid-Market Corporate Banking increased $12.5 million for the current quarter due to increased loan volume and better spreads than in 1999. This was offset by a decline in net interest income within the Treasury unit due primarily to an increase in interest rates since the third quarter of 1999 which has increased the funding cost on the investment portfolio. Noninterest expense increased $1.5 million to $27.7 million in the current quarter. Income taxes decreased by $3.3 million during the current quarter, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $4.2 million in third quarter 2000, reflecting a decrease of $0.9 million or 18 percent from $5.1 million in the year-ago quarter. Total revenue of $49.3 million increased by $1.3 million or 3 percent from $48.0 million in 1999. Net interest income increased $1.7 million or 13 percent, attributable to the $231 million increase in loan volume. Noninterest income decreased $0.4 million to $34.8 million. Noninterest expense increased $2.5 million or 6 percent to $41.8 million in the current quarter. The increase is primarily due to expenses related to expansion strategies and an advertising campaign aimed at private banking and wealth management clients.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                       Quarter Ended September 30              Nine Months Ended September 30
                                                 --------------------------------------    --------------------------------------
    Daily Average Balances (in millions)               2000                 1999                 2000                 1999
        Average Rates Earned and Paid            -----------------    -----------------    -----------------    -----------------
      (fully taxable equivalent basis)           Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........    $   164     4.91%    $   162     0.03%    $   217     2.77%    $   146     0.89%
  Federal funds sold and securities purchased
    under agreement to resell................        220     6.91         241     5.43         245     6.51         250     5.01
                                                 -------              -------              -------              -------
        Total money market assets............        384     6.06         403     3.26         462     4.75         396     3.49
Trading account assets.......................         57     7.46          92     7.00          57     7.51          83     6.71
Securities available-for-sale:(1)(2)
  U.S. Treasury and Federal agency...........      8,737     6.52       7,744     5.92       8,557     6.40       7,521     5.97
  State and municipal........................        523     7.04         519     7.27         520     7.03         507     7.31
  Other......................................        229     6.49         152     7.48         219     6.74         147     7.32
                                                 -------              -------              -------              -------
        Total securities
          available-for-sale.................      9,489     6.55       8,415     6.03       9,296     6.45       8,175     6.07
Loans, net of unearned income................     15,349     8.58      13,746     7.48      15,040     8.29      13,660     7.33
                                                 -------              -------              -------              -------
        TOTAL INTEREST-EARNING ASSETS........     25,279     7.78      22,656     6.86      24,855     7.54      22,314     6.80
                                                 -------              -------              -------              -------
Cash and demand balances due from banks......      1,270                1,366                1,325                1,376
Other assets.................................      1,825                1,684                1,780                1,803
                                                 -------              -------              -------              -------
        Total assets.........................    $28,374              $25,706              $27,960              $25,493
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...................................    $ 4,916     4.00     $ 4,785     3.22     $ 4,843     3.81     $ 4,723     3.24
Savings deposits and certificates............      5,630     5.19       5,368     4.32       5,494     4.90       5,427     4.39
Other time deposits..........................      1,903     6.67       1,617     5.24       1,807     6.34       1,681     5.08
Foreign office time deposits.................      2,288     6.61       1,625     5.10       2,224     6.28       1,609     4.87
                                                 -------              -------              -------              -------
        TOTAL INTEREST-BEARING DEPOSITS......     14,737     5.20      13,395     4.13      14,368     4.93      13,440     4.13
Short-term borrowings........................      6,921     6.48       5,817     4.97       6,829     6.09       5,501     4.79
Minority interest -- preferred stock of
  subsidiary.................................        250     7.38         250     7.38         250     7.38         250     7.38
Long-term notes..............................        517     7.42         474     6.68         489     7.30         474     6.76
                                                 -------              -------              -------              -------
        TOTAL INTEREST-BEARING LIABILITIES...     22,425     5.68      19,936     4.48      21,936     5.37      19,665     4.42
Noninterest-bearing deposits.................      3,844                3,744                3,943                3,738
Other liabilities............................        303                  309                  319                  334
Stockholder's equity.........................      1,802                1,717                1,762                1,756
                                                 -------              -------              -------              -------
        Total liabilities and stockholder's
          equity.............................    $28,374              $25,706              $27,960              $25,493
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...................                2.74%                2.92%                2.80%                2.91%
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

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                Quarter Ended           Nine Months Ended
                                                                                 September 30                September 30
                                                                         --------------------    ------------------------
                 (in thousands)                                              2000        1999          2000          1999
                 ----------------------------------------------------------------------------    ------------------------
                 Interest income.....................................    $482,992    $381,803    $1,370,631    $1,106,717
                 Fully taxable equivalent adjustment.................      10,867       9,738        31,936        28,464
                                                                         --------    --------    ----------    ----------
                 Interest income (fully taxable equivalent basis)....     493,859     391,541     1,402,567     1,135,181
                 Interest expense....................................     319,708     224,838       881,827       649,617
                                                                         --------    --------    ----------    ----------
                   Net interest income (fully taxable equivalent
                     basis)..........................................    $174,151    $166,703    $  520,740    $  485,564
                                                                         ========    ========    ==========    ==========
                 Increase (decrease) due to change in:
                   Volume............................................    $ 18,274    $ 13,126    $   54,075    $   48,518
                   Rate..............................................     (10,826)      3,665       (18,899)      (19,957)
                                                                         --------    --------    ----------    ----------
                       Total increase in net interest income.........    $  7,448    $ 16,791    $   35,176    $   28,561
                                                                         ========    ========    ==========    ==========

               Third quarter net interest income on an FTE basis was $174.2 million, up 4 percent from $166.7 million in third quarter 1999. Average earning assets increased 12 percent or $2.62 billion to $25.28 billion from $22.66 billion in 1999. Average loans rose $1.60 billion, or 12 percent. Commercial lending was the most significant contributor to the loan growth with an increase of $915 million. Average securities were up 13 percent, or $1.07 billion, primarily reflecting increased holdings of Federal agency securities. Total money market assets decreased $19 million or 5 percent over third quarter 1999 levels.

               Funding for this asset growth came primarily from foreign time deposits, other time deposits, savings deposits and certificates and short-term borrowings, which increased by an average of $664 million, $286 million, $262 million and $1.56 billion, respectively, offset by a decline in senior notes.

               Net interest margin, the other principal determinant of net interest income, declined from 2.92 percent in 1999 to 2.74 percent in the current quarter. The decrease in the Corporation's net interest margin reflects the impact of the rising interest rate environment during the past year and the use of wholesale liabilities to fund most of the earning asset growth.

--------------------------------------------------------------------------------
AVERAGE EARNING ASSETS -- NET INTEREST MARGIN

                                                                   Quarter Ended September 30
                                                       --------------------------------------
                 Daily Average Balances (in millions)               2000                 1999
                 Average Rates Earned and Paid         -----------------    -----------------
                 (fully taxable equivalent basis)      Balances    Rates    Balances    Rates
                 ----------------------------------------------------------------------------
                 Interest-earning assets............   $25,279     7.78%    $22,656     6.86%
                                                       =======              =======
                 Interest-bearing liabilities.......   $22,425     5.68     $19,936     4.48
                 Noninterest-bearing sources of
                   funds............................     2,854                2,720
                                                       -------              -------
                       Total supporting
                         liabilities................   $25,279     5.04     $22,656     3.94
                                                       =======              =======
                 Net interest margin (related to
                   average interest-earning
                   assets)..........................               2.74%                2.92%
                                                                   ====                 ====

                                                              Nine Months Ended September 30
                                                       -------------------------------------
                 Daily Average Balances (in millions)               2000                1999
                 Average Rates Earned and Paid         -----------------    ----------------
                 (fully taxable equivalent basis)      Balances    Rates    Balances   Rates
                 ---------------------------------------------------------------------------
                 Interest-earning assets............   $24,855     7.54%    $22,314    6.80%
                                                       =======              =======
                 Interest-bearing liabilities.......   $21,936     5.37     $19,665    4.42
                 Noninterest-bearing sources of
                   funds............................     2,919                2,649
                                                       -------              -------
                       Total supporting
                         liabilities................   $24,855     4.74     $22,314    3.89
                                                       =======              =======
                 Net interest margin (related to
                   average interest-earning
                   assets)..........................               2.80%               2.91%
                                                                   ====                ====

--------------------------------------------------------------------------------

                                                                   Quarter        Increase                 Nine Months
                                                        Ended September 30       (Decrease)         Ended September 30
                                                      --------------------    ----------------    --------------------
NONINTEREST                (in thousands)               2000        1999       Amount      %        2000        1999
INCOME             ---------------------------------------------------------------------------------------------------
                   Trust and investment management
                     fees.........................    $ 29,850    $ 41,300    $(11,450)    (28)   $ 98,809    $116,979
                   Money market and bond
                     trading......................       2,518       3,890      (1,372)    (35)      5,734       6,862
                   Foreign exchange...............       1,900       1,850          50       3       5,800       6,164
                   Merchant and charge card
                     fees.........................       6,252       8,109      (1,857)    (23)     18,407      22,437
                   Service fees and charges.......      30,173      32,649      (2,476)     (8)     90,172      92,555
                   Securities gains...............       3,129         117       3,012    100+       6,161      14,534
                   Gain on sale of corporate trust
                     business.....................          --          --          --      --      50,193          --
                   Bank-owned insurance
                     investments..................      11,262      10,221       1,041      10      33,273      30,746
                   Foreign fees...................       4,035       4,428        (393)     (9)     16,561      14,449
                   Other..........................      19,401      17,962       1,439       8      48,580      59,786
                                                      --------    --------    --------            --------    --------
                   Total noninterest income.......    $108,520    $120,526    $(12,006)    (10)   $373,690    $364,512
                                                      ========    ========    ========    ====    ========    ========

                      Increase
                     (Decrease)
                   ---------------
NONINTEREST         Amount      %
INCOME             ---------------
                   $(18,170)   (16)
                     (1,128)   (16)
                       (364)    (6)
                     (4,030)   (18)
                     (2,383)    (3)
                     (8,373)   (58)
                     50,193    100
                      2,527      8
                      2,112     15
                    (11,206)   (19)
                   --------
                   $  9,178      3
                   ========    ===

           Noninterest income for the third quarter of 2000 was $108.5 million, a decrease of $12.0 million or 10 percent from the third quarter of 1999. Trust and investment management fees declined $11.5 million or 28 percent, as a result of this year's first quarter sale of the corporate trust business. Excluding corporate trust revenue, total trust and investment management fees were virtually unchanged from the third quarter of 1999. Merchant and charge card fees declined $1.9 million, while bond trading profits decreased $1.4 million. Other non-interest income, including syndication fees, mortgage loans sales, gains on equity securities and other fees, increased $1.4 million. Net gains from debt investment securities sales increased to $3.1 million from $0.1 million in third quarter 1999.

--------------------------------------------------------------------------------

                                                                 Quarter        Increase                 Nine Months
                                                      Ended September 30       (Decrease)         Ended September 30
NONINTEREST                                          --------------------    ---------------    --------------------
EXPENSES AND              (in thousands)               2000        1999       Amount      %       2000        1999
INCOME TAXES     ---------------------------------------------------------------------------------------------------
                 Salaries and other
                   compensation..................    $ 88,675    $ 92,188    $ (3,513)    (4)   $268,917    $274,706
                 Pension, profit sharing and
                   other employee benefits.......      13,649      18,563      (4,914)   (26)     50,175      57,163
                 Net occupancy...................      13,455      14,705      (1,250)    (9)     41,752      39,198
                 Equipment.......................      13,636      15,829      (2,193)   (14)     42,016      46,791
                 Marketing.......................       9,316       8,278       1,038     13      22,573      21,582
                 Communication and delivery......       5,807       5,782          25     --      17,182      18,950
                 Expert services.................       5,094       5,706        (612)   (11)     16,268      22,226
                 Contract programming............       4,387       3,483         904     26      12,374       8,942
                 Other...........................      17,019      24,436      (7,417)   (30)     52,746      65,393
                                                     --------    --------    --------           --------    --------
                                                      171,038     188,970     (17,932)    (9)    524,003     554,951
                 Amortization of goodwill and
                   other valuation intangibles...       6,288       6,509        (221)    (3)     19,105      19,271
                                                     --------    --------    --------           --------    --------
                 Total noninterest expenses......    $177,326    $195,479    $(18,153)    (9)   $543,108    $574,222
                                                     ========    ========    ========           ========    ========
                 Provision for income taxes......    $ 24,063    $ 17,158    $  6,905     40    $ 87,822    $ 56,247
                                                     ========    ========    ========    ===    ========    ========


                      Increase
                     (Decrease)
NONINTEREST        ---------------
EXPENSES AND        Amount      %
INCOME TAXES       ---------------
                   $ (5,789)    (2)
                     (6,988)   (12)
                      2,554      7
                     (4,775)   (10)
                        991      5
                     (1,768)    (9)
                     (5,958)   (27)
                      3,432     38
                    (12,647)   (19)
                   --------
                    (30,948)    (6)
                       (166)    --
                   --------
                   $(31,114)    (5)
                   ========
                   $ 31,575     56
                   ========    ===

           Noninterest expenses for the third quarter totaled $177.3 million, a decrease of $18.2 million or 9 percent from the third quarter of 1999 primarily reflecting a decline in operating costs associated with the corporate trust business sold in first quarter 2000.

               Employment-related expenses totaled $102.3 million, a decrease of $8.4 million or 8 percent from the year-ago quarter. Equipment expenses decreased $2.2 million and net occupancy expenses decreased $1.3 million from third quarter 1999. Expert services decreased $0.6 million to $5.1 million in the current quarter primarily as a result of expenses for Y2K compliance incurred in 1999 and not replicated in 2000.
               Income tax expense totaled $24.1 million, an increase of $6.9 million from the $17.2 million recorded in third quarter 1999, reflecting higher pretax income.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at September 30, 2000 was $1.87 billion, compared with $1.73 billion and $1.74 billion at December 31, 1999 and September 30, 1999, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale, total equity increased $105.4 million from September 30, 1999. During the preceding twelve months, the Corporation declared common and preferred dividends of $156.1 million and $18.0 million, respectively. In July 2000 the Corporation declared a special dividend of $60 million and simultaneously issued $60 million of subordinated debt.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators previously issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.52 percent and
           11.07 percent, respectively, at September 30, 2000. HTSB's Tier 1 and total risk-based capital ratios were 8.25 percent and 10.09 percent, respectively, at September 30, 2000.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.01 percent and 7.18 percent, respectively, for the third quarter of 2000.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at September 30, 2000, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 2000, the Corporation's intangible assets totaled $231 million, including approximately $213 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 6.95 percent and 7.10 percent, respectively, for the third quarter of 2000.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                             September 30   December 31   September 30
                 (in thousands)                                                      2000          1999           1999
                 -----------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $29,480,525    $27,180,496   $26,203,591
                                                                             ===========    ===========   ===========
                 Average assets (quarter)..................................  $28,374,427    $26,937,024   $25,705,901
                                                                             ===========    ===========   ===========
                 Risk-based on-balance sheet assets........................  $18,508,572    $16,488,277   $16,049,011
                                                                             ===========    ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,997,609    $ 4,742,337   $ 4,714,915
                                                                             ===========    ===========   ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................  $23,286,515    $20,989,641   $20,517,586
                                                                             ===========    ===========   ===========
                 Tier 1 capital............................................  $ 1,983,521    $ 1,895,050   $ 1,853,839
                                                                             ===========    ===========   ===========
                 Supplementary capital.....................................  $   595,513    $   557,069   $   555,451
                                                                             ===========    ===========   ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................  $ 2,578,321    $ 2,451,488   $ 2,408,640
                                                                             ===========    ===========   ===========
                 Tier 1 leverage ratio.....................................         7.01%          7.03%         7.22%
                 Risk-based capital ratios
                   Tier 1..................................................         8.52%          9.03%         9.04%
                   Total...................................................        11.07%         11.68%        11.74%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                             September 30             June 30        September 30
                 (in thousands)                                                      2000                2000                1999
                 ----------------------------------------------------------------------------------------------------------------
                 Nonaccrual loans.....................................  $          92,330             $36,505   $          26,042
                 Restructured loans...................................              2,961               3,804               2,986
                                                                        -----------------   -----------------   -----------------
                       Total nonperforming loans......................             95,291              40,309              29,028
                 Other assets received in satisfaction of debt........              1,055               1,308                 937
                                                                        -----------------   -----------------   -----------------
                       Total nonperforming assets.....................  $          96,346             $41,617   $          29,965
                                                                        =================   =================   =================
                 Nonperforming loans to total loans (end of period)...                .60%                .26%                .20%
                 Nonperforming assets to total loans (end of
                   period)............................................                .60%                .27%                .21%
                                                                        =================   =================   =================
                 90-day past due loans still accruing interest........  $          34,436             $14,707   $          40,676
                                                                        =================   =================   =================

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at September 30, 2000 totaled $96 million, or 0.60 percent of total loans, up from $42 million or 0.27 percent of total loans at June 30, 2000 and from $30 million or 0.21 percent of total loans a year ago. This increase is comprised of four loans in the shared national credit portfolio ranging in size from $10 million to $17 million, to borrowers in four different industry sectors.
               Interest shortfall for the quarter ended September 30, 2000 was $1.8 million compared to $0.6 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if collection of the

--------------------------------------------------------------------------------

           entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed-upon contractual terms.

                                                                       Impaired Loans          Impaired Loans
                                                                   For Which There Is      For Which There Is             Total
                                 (in thousands)                     Related Allowance    No Related Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 September 30, 2000
                 Balance.......................................          $47,433                 $47,858            $95,291
                 Related allowance.............................           27,774                      --             27,774
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $19,659                 $47,858            $67,517
                                                                         =======                 =======            =======
                 December 31, 1999
                 Balance.......................................          $ 9,219                 $18,961            $28,180
                 Related allowance.............................            5,032                      --              5,032
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 4,187                 $18,961            $23,148
                                                                         =======                 =======            =======
                 September 30, 1999
                 Balance.......................................          $ 8,615                 $20,413            $29,028
                 Related allowance.............................            2,354                      --              2,354
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 6,261                 $20,413            $26,674
                                                                         =======                 =======            =======

                                                                                       Quarter Ended     Nine Months Ended
                                                                                        September 30          September 30
                                                                                  ------------------    ------------------
                   (in thousands)                                                    2000       1999       2000       1999
                   -------------------------------------------------------------------------------------------------------
                   Average impaired loans.....................................    $61,674    $34,062    $49,802    $39,245
                                                                                  =======    =======    =======    =======
                   Total interest income on impaired loans on a cash basis....    $   528    $   187    $   864    $   289
                                                                                  =======    =======    =======    =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE                                                                         Quarter Ended       Nine Months Ended
                                                                                      September 30            September 30
                                                                              --------------------    --------------------
LOAN LOSSES        (in thousands)                                                 2000        1999        2000        1999
                   -------------------------------------------------------------------------------------------------------
                   Balance, beginning of period...........................    $166,506    $158,044    $162,134    $153,484
                                                                              --------    --------    --------    --------
                   Charge-offs............................................      (5,425)     (6,567)    (18,394)    (21,744)
                   Recoveries.............................................       2,127       2,262       5,526       6,419
                                                                              --------    --------    --------    --------
                   Net charge-offs........................................      (3,298)     (4,305)    (12,868)    (15,325)
                   Provision charged to operations........................       7,305       6,800      21,247      22,380
                                                                              --------    --------    --------    --------
                   Balance at September 30................................    $170,513    $160,539    $170,513    $160,539
                                                                              ========    ========    ========    ========
                   Net charge-offs as a percentage of provision charged to
                   operations.............................................          45%         63%         61%         68%
                   Allowance for possible loan losses to nonperforming
                   loans (period-end).....................................         179%        553%
                   Allowance for possible loan losses to nonperforming
                   assets (period-end)....................................         177%        536%
                   Allowance for possible loan losses to total loans
                   outstanding (period-end)...............................        1.07%       1.13%

           The Corporation's provision for loan losses for the current quarter was $7.3 million, up 7 percent from $6.8 million in last year's third quarter. Net charge-offs decreased from $4.3 million to $3.3 million for the current quarter, bringing net charge-offs on a year-to-date basis to $12.9 million compared to $15.3 million in 1999 for the same nine-month period. The decrease in the 2000 third quarter net charge-offs primarily reflects

--------------------------------------------------------------------------------

           a decrease in commercial loan write-offs. For the third quarter of 2000, net charge-offs related to commercial loans were $2.5 million compared to $3.2 million for the third quarter of 1999.
               At September 30, 2000, the allowance for possible loan losses was $171 million, equal to 1.07 percent of total loans outstanding, compared to $161 million or 1.13 percent of total loans one year ago. The allowance as a percentage of nonperforming loans decreased from 553 percent at September 30, 1999, to 179 percent at September 30, 2000.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 37 percent of the Corporation's total assets and amounted to $10.94 billion at September 30, 2000. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 18, 1999. At that time, the Corporation entered into a new $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminates on December 8, 2000. There were no borrowings under either credit facility in year-to-date 2000 or 1999.
               The Corporation's average volume of core deposits, consisting of demand deposits, interest checking deposits, savings deposits and certificates, and money market accounts increased from $13.90 billion or 61 percent of total non-equity funding in the third quarter of 1999 to $14.39 billion or 56 percent of total non-equity funding in the current quarter. This increase reflected increases in all core deposit categories. The average volume of wholesale deposits and short-term borrowings increased from $9.06 billion or 39 percent of total non-equity funding in the third quarter of 1999 to $11.11 billion or 44 percent of total non-equity funding in the current quarter. Total deposits averaged $18.58 billion in the third quarter of 2000, an increase of $1.44 billion compared to the same quarter last year.
               Average money market assets in the third quarter of 2000 decreased $19 million or 5 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 2000, remaining unchanged from a year ago. Average money market liabilities increased 36 percent to $5.93 billion this quarter from $4.37 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 2000, $882 million of senior notes were outstanding compared to $1.50 billion at September 30, 1999.
--------------------------------------------------------------------------------
FORWARD-
LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project," "target," and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties

--------------------------------------------------------------------------------

           should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.
--------------------------------------------------------------------------------
NINE MONTHS
ENDED
SEPTEMBER 30,
2000
COMPARED
WITH 1999  The Corporation's earnings for the nine months ended September 30,
           2000 were $210.3 million. This represented a $41.5 million or 25 percent increase from 1999 earnings of $168.8 million. First quarter earnings included a pretax gain of $50.2 million resulting from the sale of the indenture trust and shareholder services businesses. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $14.5 million in 1999 compared to $6.2 million in 2000. Excluding the effects of both transactions, "core earnings" rose 11 percent. Cash ROE, excluding the corporate trust gain, was 18.78 percent compared to 18.01 percent a year ago. Cash ROA, excluding the corporate trust gain, was 0.93 percent compared to 0.96 percent.
               Net interest income on a fully taxable equivalent basis was $520.7 million in the current period, an increase of $35.2 million or 7 percent from the 1999 year-to-date period. Average earning assets rose to $24.86 billion from $22.31 billion a year ago attributable to an increase of 10 percent or $1.38 billion in average loans and $1.12 billion in investment securities. Commercial and consumer loans and residential mortgages contributed to the loan growth. Net interest margin declined to 2.80 percent from 2.91 percent in 1999 primarily reflecting the impact of the rising interest rate environment in 2000.
               The year-to-date 2000 provision for loan losses of $21.2 million was down slightly from $22.4 million a year ago. Net charge-offs declined by 16 percent to $12.9 million in the current year from $15.3 million in 1999.
               Noninterest income increased $9.2 million or 3 percent to $373.7 million in 2000 compared to a year ago. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest revenue declined 11 percent. Most of this decrease was caused by the $8.4 million decline in net gains from securities sales and reduced operating revenue from the corporate trust business sold in first quarter 2000. Trust and investment management fees declined by $18.2 million reflecting reduced corporate trust revenue. Merchant and charge card fees declined $4.0 million while service charge income decreased $2.4 million compared to the prior year. Other noninterest income, including syndication fees, mortgage loan sales, gains from equity securities sales and other fees declined $11.2 million compared to the year-ago period.
               Noninterest expenses of $543.1 million decreased $31.1 million or 5 percent from a year ago. Income tax expense increased by $31.6 million, reflecting higher pretax income, including the gain on the sale of the corporate trust business.
               Annualized return on average common stockholder's equity, excluding the corporate trust gain, was 14.71 percent for the current year-to-date period compared to 13.73 percent in the same period a year ago.
--------------------------------------------------------------------------------
OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the year-to-date period of 2000 was $100.7 million, up $55.5 million from the year-ago period. First quarter 2000 earnings included a pretax gain of $50.2 million resulting from the sale of the corporate trust business. Total revenue was $496.6 million, an increase of $61.4 million or 14 percent from $435.2 million in 1999. Excluding the gain on the sale of the corporate trust business and corporate trust revenue, total revenue was $437.6 million representing growth of $34.8 million or 9 percent from a year ago, primarily due to better margins and volume growth in community banking and higher deposit levels and improved revenues in cash management. Noninterest expense of $343.1 million decreased $36.0 million from 1999, primarily as a result of the corporate trust sale. Excluding the impact of the corporate trust sale, noninterest expenses decreased $7.3 million or 2 percent over the prior year, reflecting continued cost containment. Income taxes increased by $43.9 million in the current year, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $95.1 million in 2000, reflecting a decrease of $16.6 million or 15 percent from $111.7 million a year ago. Total revenue of $250.9 million decreased by $25.7 million or 9 percent from 1999. Net interest income declined $15.9 million compared to the prior year. Net interest income for Mid-Market Corporate Banking rose $35.7 million over the prior year due to increased loan volume and better spreads. This was offset by a decline in net interest income within the Treasury unit due

--------------------------------------------------------------------------------

           primarily to an increase in interest rates in the current year, which increased the funding cost on the investment portfolio. Noninterest income declined $9.8 million or 16 percent. Most of the decline resulted from the reduction in net gains from securities sales and a decrease in bond trading profits due to the difficult trading environment in the current year. Noninterest expense increased $1.1 million to $78.1 million in the current year. Income taxes decreased by $10.9 million during the year, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $14.5 million in 2000, reflecting an increase of $2.6 million or 22 percent from $11.9 million a year ago. Total revenue of $146.9 million increased by $8.6 million or 6 percent from $138.3 million in 1999. Net interest income increased $6.5 million or 18 percent, attributable to a $199 million increase in loan volume. Noninterest income increased $2.1 million or 2 percent to $104.4 million. Growth was primarily due to increased trust and investment management revenues. Noninterest expense increased $3.8 million or 3 percent to $121.9 million in the current year, primarily due to expansion strategies and initiatives. Income taxes increased by $2.1 million during the year, reflecting higher pretax income.
--------------------------------------------------------------------------------
MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 1999, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 1999.
--------------------------------------------------------------------------------

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

Richard E. Terry
Chairman and
Chief Executive Officer
Peoples Energy Corporation

James O. Webb
President
James O. Webb & Associates, Inc.
------------------------------

HARRIS BANKCORP, INC.
BANK SUBSIDIARIES

HARRIS TRUST AND SAVINGS BANK
Chicago, Illinois

HARRIS BANK ARGO
Summit, Illinois

HARRIS BANK
ARLINGTON-MEADOWS
Rolling Meadows, Illinois

HARRIS BANK AURORA, N.A.
Aurora, Illinois

HARRIS BANK BARRINGTON, N.A.
Barrington, Illinois

SUBURBAN BANK OF BARRINGTON
Barrington, Illinois

HARRIS BANK BARTLETT
Bartlett, Illinois

HARRIS BANK BATAVIA, N.A.
Batavia, Illinois

HARRIS BANK CARY-GROVE
Cary, Illinois

HARRIS BANK ELK GROVE, N.A.
Elk Grove Village, Illinois

HARRIS BANK FRANKFORT
Frankfort, Illinois

HARRIS BANK GLENCOE-
NORTHBROOK, N.A.
Glencoe, Illinois

HARRIS BANK HINSDALE, N.A.
Hinsdale, Illinois

HARRIS BANK HOFFMAN-SCHAUMBURG
Schaumburg, Illinois

HARRIS BANK HUNTLEY
Huntley, Illinois

HARRIS BANK LIBERTYVILLE
Libertyville, Illinois

HARRIS BANK MARENGO
Marengo, Illinois

HARRIS BANK NAPERVILLE
Naperville, Illinois

HARRIS BANK OAKBROOK TERRACE
Oakbrook Terrace, Illinois

HARRIS BANK PALATINE, N.A.
Palatine, Illinois

HARRIS BANK ROSELLE
Roselle, Illinois

HARRIS BANK ST. CHARLES
St. Charles, Illinois

HARRIS BANK WESTCHESTER
Westchester, Illinois

HARRIS BANK WILMETTE, N.A.
Wilmette, Illinois

HARRIS BANK WINNETKA, N.A.
Winnetka, Illinois

HARRIS BANK WOODSTOCK
Woodstock, Illinois

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

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

HARRIS INFORMATION SYSTEMS, INC.
Chicago, Illinois

SUBURBAN HOLDINGS, INC.
Chicago, Illinois

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           2000 THIRD QUARTER REPORT
                               SEPTEMBER 30, 2000