Form 10-K405
period 2000-12-31
HARRIS BANKCORP INC
filed 2001-03-26
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      2000
                                   FORM 10-K
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-18179

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

                      Documents incorporated by reference:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                             PAGE
                                                                             ----
                                     PART I
Item 1        Business....................................................     2
Item 2        Properties..................................................     6
Item 3        Legal Proceedings...........................................     6
Item 4        Submission of Matters to a Vote of Security Holders
              (during the fourth quarter of 2000).........................     6

                                     PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     6
Item 6        Selected Financial Data.....................................     7
Item 7        Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.......................................     9
Item 7A       Quantitative and Qualitative Disclosures About Market
              Risk........................................................     9
Item 8        Financial Statements and Supplementary Data:
              Quarterly Financial Data....................................    45
              Consolidated Statements of Income...........................    46
              Consolidated Statements of Comprehensive Income.............    47
              Consolidated Statements of Condition........................    48
              Statements of Changes in Stockholder's Equity...............    49
              Consolidated Statements of Cash Flows.......................    50
              Notes to the Financial Statements...........................    51
              Joint Independent Auditors..................................    88
              Independent Auditors' Report................................    88
Item 9        Changes in and Disagreements with Accountants on Accounting
              and
              Financial Disclosure........................................    89

                                    PART III
Item 10       Directors and Executive Officers of the Registrant..........    89
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................    90

                                     PART IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................    90
Signatures................................................................    92

                                     PART I

ITEM 1 -- BUSINESS

BUSINESS OVERVIEW

     Harris Bankcorp, Inc. ("Bankcorp" or the "Corporation") is a Delaware multibank holding company headquartered in Chicago. Bankcorp is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal ("BMO"). Bankcorp is registered as a financial holding company pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999.

     On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling of interests. All historical information is presented on a combined basis.

     Bankcorp provides banking, trust and other financial services domestically and internationally through 27 bank and 15 active nonbank subsidiaries and an Edge Act subsidiary. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; Harris Bank Palatine, N.A.; Harris Bank Oakbrook Terrace; Harris Bank Arlington Meadows; Harris Bank Bartlett; Harris Bank Hoffman-Schaumburg; Harris Bank Aurora, N.A.; Harris Bank Woodstock; Suburban Bank of Barrington; Harris Bank Elk Grove, N.A.; Harris Bank Marengo; Harris Bank Cary-Grove; Harris Bank Westchester; Harris Bank Huntley; and Harris Trust Bank of Arizona. In addition, Harris Bankcorp and its parent, Bankmont, together own HarrisTrust/Bank of Montreal, a full service bank located in West Palm Beach, Florida. Nonbank subsidiaries consist of trust companies and other specialized financial services companies, including Harris Investment Management, Inc., a registered investment adviser, and Harris Preferred Capital Corporation ("HPCC"), a real estate investment trust ("REIT"). For further information on publicly traded preferred stock issued by HPCC, see Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters section on page 6. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, 54 domestic branch offices and 98 automated teller machines ("ATMs") located in the Chicago area. Additionally, HTSB has offices in Atlanta, Detroit and San Francisco; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York.

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

     On January 29, 1998, HTSB transferred its credit card portfolio to a company owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. At the time of the sale, HTSB's charge card portfolio balance amounted to approximately $693 million, representing less than 5 percent of the Corporation's total consolidated assets. Upon completion of the transfer, HTSB received cash and an equity interest in the newly formed company, Partner's First Holdings, LLC ("PFH"), which it immediately sold for cash to

Bankmont. On January 31, 2000 Bankmont sold substantially all of the assets of PFH to Wachovia Bank Card Services, an affiliate of Wachovia Corporation. The sale resulted in a pretax gain to Bankmont of $67.4 million.

     In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $47.0 million.

     In December 2000, the Corporation sold its merchant card business to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada. The sale resulted in a pretax gain to Harris Bankcorp of $60.2 million, which was eliminated in the consolidation of the Corporation's results with Bank of Montreal.

     HTSB's overseas activities are conducted through its representative offices, a foreign branch and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products. See the International Banking section on page 42.

     HTSB's Trust Department furnishes a variety of trust services to individuals, businesses, municipalities and charitable organizations. HTSB acts as trustee of personal, corporate, pension and other employee benefit trusts; serves as executor and administrator of estates; and, until the sale of these businesses in the spring of 2000, acted as stock and bond registrar and transfer agent, dividend reinvestment agent and paying agent.

     The Corporation has three primary operating segments, identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group and Private Client Group. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network; small business/lower middle-market banking; mbanx(sm), the Corporation's virtual banking unit; and cash management services. This segment also reflects income from bank-owned insurance investments and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gains on the sale of the corporate trust and merchant card businesses, the results of the corporate trust business prior to its sale in first quarter 2000 and the results of the merchant card business prior to its sale in fourth quarter 2000 are also reflected in this segment. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and the Corporation's Treasury unit, which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive portfolio of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). For further information on operating results by segment, see the Operating Segment Review section on page 11.

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

BANKCORP GROWTH STRATEGY

     The Corporation is a key strategic asset and competitive advantage for BMO in the United States. The Corporation is progressing with its growth strategy to continue to aggressively build value -- becoming the dominant full-service bank in "Chicagoland"; becoming the premier mid-market corporate/investment bank in the Midwest; and expanding in fast-growing "Sunbelt" markets.

     The first component of Bankcorp's strategy is continued strong organic growth in three advantaged core businesses: community banking, private banking, and mid-market corporate banking. Community banking is reflected in the Personal and Commercial Client Group operating segment, while private banking and mid-market corporate banking are reflected in the Private Client Group and Investment Banking Group operating segments, respectively. See Operating Segment Review section on page 11 of this Report. Bankcorp has experienced sustained market momentum in large, high opportunity markets- Chicagoland retail, Midwest mid-market business, the U.S. wealth management and specialized business sectors. The Chicagoland marketplace is under-served and extremely fragmented, where the three largest banks combine for only a 33% market share of retail deposits. The Midwest, broadly defined as Ohio west to Colorado, and Minnesota south to Missouri, remains strong and diversified from an economic perspective.

     Since 1994, Bankcorp has turned in consistent growth in earnings and profitability. Net income has more than doubled to $305 million and cash ROE has increased from the 10-11% level to the 18-19% level. Since 1994, in Chicagoland, Bankcorp has substantially built a retail bank. It has tripled its customer base from 300,000 to 950,000; increased market penetration from 1 household in 14 in 1994 to 1 household in 5 today; and tripled distribution from 40 to over 130 branches, including state-of-the-art "multi-channel" delivery, call center, internet, and data mining capability. Retail deposit share has more than tripled from 2.7% to 8.4% during the period and Bankcorp is the number two home equity and mortgage lender in Chicagoland based upon loan originations.

     Bankcorp has carved out a unique "locally rooted/centrally leveraged" market position by keeping local bank charters; stripping out and centralizing overhead and operations and creating a network of local marketing, sales and service units. At the same time Bankcorp is achieving a reduction in branch headcount, with levels of customer satisfaction which surveys show to be above Bankcorp's large bank competitors and the only one of the major banks gaining market share. Bankcorp has set a goal to become the dominant full-service bank in Chicagoland, through building small business, private, commercial and corporate mid-market segments across Chicagoland, on top of a retail distribution system already in place. Specifically, Bankcorp is importing BMO's small business capability from Canada; and expanding its Hispanic banking capability to serve the rapidly growing and underserved market of 1.35 million Hispanics in Chicagoland. Bankcorp is one of the premier mid-market corporate banks in the Midwest. As a major growth initiative, Bankcorp has combined its mid-market corporate banking activity with BMO's investment bank, Nesbitt Burns, to create a fully integrated mid-market corporate/investment bank focused on the Midwest and specialized industry sectors nation-wide. In the Sunbelt, Bankcorp will continue to leverage its "multi-channel" platform in Chicago and its current operations in Arizona and Florida -- to build its business in fast growing Sunbelt markets.

     While Bankcorp has an internal growth strategy for various U.S. lines of business, it will continue to assess selective merger, acquisition and joint venture opportunities either directly or indirectly in conjunction with Bankmont, to strategically enhance organic growth. 2000 was an active year with the acquisitions by Bankmont of Burke, Christensen & Lewis Securities, Inc. (transaction closed in December 1999), Village Banc of Naples in Florida and Seattle-based brokerage firm Freeman Welwood. Century Bank of Arizona, which will extend Bankcorp's participation in U.S. markets, was acquired in third quarter 2000. The strategy also encompasses exiting the lines of business in which the Corporation lacks scale and a competitive advantage, such as its corporate trust business, the retail credit card business and merchant card business. Additionally, the Corporation forged a strategic alliance with systems platform provider Alltel. Bankcorp will continue to grow and expand in Chicagoland, the Midwest and beyond -- and the combined target for the

Corporation remains sustained double-digit growth in earnings, with cash ROE targeted to reach the 20% level by 2003.

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

REGULATION AND SUPERVISION

     Bankcorp is a legal entity, separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Notes 15 and 16 to the Financial Statements on pages 79 through 81 of this Report provide details with respect to regulatory capital and dividend restrictions.

     In addition, the banking subsidiaries are subject to certain restrictions on any extensions of credit to Bankcorp and (with certain exceptions) other affiliates, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans. As a bank holding company, Bankcorp is subject to the Bank Holding Company Act of 1956, as amended, which generally limits the activities of the holding company and its subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 generally broadens the ability of eligible bank holding companies, including Bankcorp, to affiliate with other industries, particularly insurance and investment banking and to engage in activities which are financial in nature. Regulatory authorities have issued regulations implementing the Act's provisions. The Corporation's ongoing strategic analysis will include the impact of the regulations on its business.

     Bankcorp and its banking subsidiaries are subject to regulation by various state and Federal authorities. Applicable laws and regulations relate to reserves, deposit insurance, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, capital adequacy and other aspects of their operations. Bankcorp and its nonbank subsidiaries are affiliates of the banking subsidiaries within the meaning of the Federal Reserve Act and the Illinois Banking Act. Certain nonbank subsidiaries including the trust companies, Harris Investment Management, Inc., HPCC and others are subject to a variety of state and Federal regulations.

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

EMPLOYEES

     The Corporation and HTSB had full-time equivalent employees of 5,565 and 4,113, respectively, at December 31, 2000.

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

ITEM 3 -- LEGAL PROCEEDINGS

     For information on the Corporation's legal proceedings, see Note 17 to Financial Statements on page 81 of this Report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholder during the fourth quarter of 2000.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 2000, Bankcorp declared and paid to Bankmont approximately $152 million in cash dividends on common stock and $18 million in cash dividends on preferred stock. In addition, there was a noncash distribution of $2 million to Bankmont. In 1999, Bankcorp declared and paid to Bankmont approximately $74 million in cash dividends on common stock and $18 million in cash dividends on preferred stock. In 1998, Bankcorp declared and paid to Bankmont approximately $189 million in cash dividends on common stock and $18 million in cash dividends on preferred stock. At December 31, 2000, 1999 and 1998, the Corporation's equity capital included $245 million of preferred stock, respectively.

     Effective February 11, 1998, HPCC issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized," HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share. During 2000 and 1999, HPCC paid $18 million and $18 million of dividends on preferred stock, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------------------------------------
                                                             2000           1999           1998           1997           1996
                                                             ----           ----           ----           ----           ----
                                                                          (FULLY TAXABLE EQUIVALENT (FTE) BASIS)
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA, RATIOS AND NUMBER OF EMPLOYEES)
INTEREST INCOME
Loans, including fees.................................    $1,275,391     $1,029,314     $1,007,719     $1,027,951     $  917,974
Money market assets:
 Deposits at banks....................................         5,589          1,486         10,833         31,466         30,488
 Federal funds sold and securities purchased under
   agreement to resell................................        16,817         12,403         12,298         16,022         14,828
Trading account.......................................         4,600          5,609          4,965          4,638          4,969
Securities available-for-sale.........................       608,080        508,344        433,316        358,138        322,988
                                                          ----------     ----------     ----------     ----------     ----------
       Total interest income..........................     1,910,477      1,557,156      1,469,131      1,438,215      1,291,247
                                                          ----------     ----------     ----------     ----------     ----------
INTEREST EXPENSE
Domestic deposits.....................................       584,836        481,436        516,174        443,880        342,840
Foreign deposits......................................       146,907         79,420         66,555         96,832        113,866
Short-term borrowings.................................       371,831        217,642        178,490        159,087        162,694
Senior notes..........................................        52,309         69,027         47,690         39,883         22,425
Minority interest -- dividends on preferred stock of
 subsidiary...........................................        18,437         18,437         16,389             --             --
Long-term notes.......................................        37,058         32,486         30,748         27,798         27,367
                                                          ----------     ----------     ----------     ----------     ----------
       Total interest expense.........................     1,211,378        898,448        856,046        767,480        669,192
                                                          ----------     ----------     ----------     ----------     ----------
Net Interest Income...................................       699,099        658,708        613,085        670,735        622,055
Provision for loan losses.............................        34,052         27,880         30,818         59,527         57,400
                                                          ----------     ----------     ----------     ----------     ----------
Net Interest Income after Provision for Loan Losses...       665,047        630,828        582,267        611,208        564,655
                                                          ----------     ----------     ----------     ----------     ----------
NONINTEREST INCOME
Trust and investment management fees..................       128,579        156,577        144,334        134,198        119,144
Money market and bond trading.........................         8,974          8,893         10,512          7,269          7,992
Foreign exchange......................................         7,225          8,314          6,772          5,364          9,992
Merchant and charge card fees.........................        21,199         30,440         27,040         50,390         47,558
Service fees and charges..............................       117,196        124,706        117,696        105,107         90,811
Securities gains......................................        15,015         14,553         27,150         13,585          9,639
Gain on sale of credit card portfolio.................            --             --         12,000             --             --
Gain on sale of corporate trust business..............        46,993             --             --             --             --
Gain on sale of merchant card business................        60,162             --             --             --             --
Bank-owned insurance..................................        45,076         41,414         32,339         12,917          8,484
Other.................................................        85,955         94,767         89,196         63,541         49,970
                                                          ----------     ----------     ----------     ----------     ----------
       Total noninterest income.......................       536,374        479,664        467,039        392,371        343,590
                                                          ----------     ----------     ----------     ----------     ----------
NONINTEREST EXPENSES
Employment............................................       418,262        443,727        409,604        394,527        350,012
Net occupancy.........................................        55,616         52,617         55,292         60,458         51,920
Equipment.............................................        56,153         63,695         54,883         50,329         44,051
Marketing.............................................        31,697         31,395         26,763         26,740         30,657
Other.................................................       136,346        152,921        159,907        150,161        146,567
                                                          ----------     ----------     ----------     ----------     ----------
                                                             698,074        744,355        706,449        682,215        623,207
Goodwill and other valuation intangibles..............        25,409         25,828         24,917         28,659         18,988
                                                          ----------     ----------     ----------     ----------     ----------
       Total noninterest expenses.....................       723,483        770,183        731,366        710,874        642,195
                                                          ----------     ----------     ----------     ----------     ----------
FTE pretax income.....................................       477,938        340,309        317,940        292,705        266,050
Applicable income taxes...............................       130,171         74,932         79,586         80,418         73,468
FTE adjustment........................................        42,940         38,833         35,674         31,733         31,062
                                                          ----------     ----------     ----------     ----------     ----------
       Net Income.....................................       304,827        226,544        202,680        180,554        161,520
Dividends on preferred stock..........................        18,044         18,044         18,044         18,044         16,472
                                                          ----------     ----------     ----------     ----------     ----------
Net income applicable to common stock.................    $  286,783     $  208,500     $  184,636     $  162,510     $  145,048
                                                          ==========     ==========     ==========     ==========     ==========
PER COMMON SHARE STATISTICS
Net income applicable to common stock.................    $    43.01     $    31.27     $    27.69     $    24.38     $    21.76
Common stock dividends................................         22.80          11.13          28.27           7.84           7.83
Average common shares outstanding (in thousands)......         6,667          6,667          6,667          6,667          6,667
PROFITABILITY RATIOS
Net income:
 % Average total assets...............................          1.08           0.88           0.87           0.85           0.85
 % Average common stockholder's equity................         18.50          13.85          12.19          11.31          12.08
 % Average total assets (cash basis*).................          1.15           0.95           0.95           0.96           0.93
 % Average common stockholder's equity (cash
   basis*)............................................         23.09          18.14          16.30          16.10          15.62
Net income excluding gains on sale of corporate trust
 and merchant card businesses:
 % Average total assets...............................          0.86           0.88           0.87           0.85           0.85
 % Average common stockholder's equity................         14.54          13.85          12.19          11.31          12.08
 % Average total assets (cash basis*).................          0.93           0.95           0.95           0.96           0.93
 % Average common stockholder's equity (cash
   basis*)............................................         18.42          18.14          16.30          16.10          15.62
NUMBER OF EMPLOYEES AT YEAR-END (full-time equivalent
 basis)...............................................         5,565          6,543          6,672          7,000          6,891

-------------------------
* See the Return on Assets and Common Stockholder's Equity section of this Report on page 21 for further information

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                COMPARATIVE CONSOLIDATED STATEMENTS OF CONDITION

                                                                          YEARS ENDED DECEMBER 31
                                                    -------------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                                       ----          ----          ----          ----          ----
                                                      (DAILY AVERAGES, IN THOUSANDS EXCEPT RATIOS AND PER SHARE DATA)

ASSETS

Cash and demand balances due from banks...........  $ 1,295,123   $ 1,382,951   $ 1,333,883   $ 1,290,231   $ 1,211,003
Money market assets:
  Interest-bearing deposits at banks..............      205,120       167,211       297,709       601,705       577,009
  Federal funds sold and securities purchased
    under agreement to resell.....................      257,297       240,997       224,643       291,964       269,893
Securities available-for-sale (including $3.30
  billion of securities pledged as collateral for
  repurchase agreements)..........................    9,129,803     8,252,218     6,852,886     5,463,296     4,915,250
Trading account assets............................       60,377        82,691        78,805        68,336        70,452
Domestic loans, net of unearned income............   15,069,847    13,707,631    12,840,181    12,089,835    10,832,498
Foreign office loans, net of unearned income......      155,645       139,798       123,705        90,584        59,235
                                                    -----------   -----------   -----------   -----------   -----------
        Total loans...............................   15,225,492    13,847,429    12,963,886    12,180,419    10,891,733
Allowance for possible loan losses................     (167,041)     (158,830)     (147,182)     (149,602)     (146,699)
                                                    -----------   -----------   -----------   -----------   -----------
        Net loans.................................   15,058,451    13,688,599    12,816,704    12,030,817    10,745,034
Premises and equipment............................      393,980       416,447       362,635       322,364       273,168
Customers' liability on acceptances...............       38,240        41,893        42,864        62,547        87,972
Bank-owned insurance..............................      862,231       744,573       592,460       236,704       162,819
Goodwill and other valuation intangibles..........      237,438       263,273       281,894       304,409       185,240
Other assets......................................      670,175       576,310       544,139       504,420       485,275
                                                    -----------   -----------   -----------   -----------   -----------
        Total assets..............................  $28,208,235   $25,857,163   $23,428,622   $21,176,793   $18,983,115
                                                    ===========   ===========   ===========   ===========   ===========

LIABILITIES

Demand deposits...................................  $ 3,146,273   $ 3,183,193   $ 3,602,985   $ 3,314,442   $ 3,090,933
Interest checking deposits........................      348,608       301,408       488,439     1,034,069       988,299
Money market accounts.............................    5,260,012     4,997,657     3,574,106     2,501,080     1,922,813
Savings deposits and certificates.................    5,549,719     5,419,662     5,657,129     5,458,826     4,294,777
Other time deposits...............................    1,833,713     1,700,593     1,733,510       914,836       674,985
Deposits in foreign offices.......................    2,340,022     1,627,569     1,279,126     1,795,952     2,159,909
                                                    -----------   -----------   -----------   -----------   -----------
        Total deposits............................   18,478,347    17,230,082    16,335,295    15,019,205    13,131,716
Short-term borrowings.............................    6,036,980     4,494,119     3,474,556     3,056,380     3,264,160
Senior notes......................................      822,283     1,322,518       855,366       695,329       392,283
Acceptances outstanding...........................       38,216        41,906        42,866        62,561        87,969
Other liabilities.................................      286,471       293,734       304,904       262,144       291,275
Minority interest -- preferred stock of
  subsidiary......................................      250,000       250,000       221,918            --            --
Long-term notes...................................      500,523       474,512       433,869       399,192       391,734
                                                    -----------   -----------   -----------   -----------   -----------
        Total liabilities.........................   26,412,820    24,106,871    21,668,774    19,494,811    17,559,137
Preferred stock...................................      245,000       245,000       245,000       245,000       223,115
Common stockholder's equity.......................    1,550,415     1,505,292     1,514,848     1,436,982     1,200,863
                                                    -----------   -----------   -----------   -----------   -----------
        Total liabilities and stockholder's
          equity..................................  $28,208,235   $25,857,163   $23,428,622   $21,176,793   $18,983,115
                                                    ===========   ===========   ===========   ===========   ===========
RATIOS (PERCENTAGE OF TOTAL AVERAGE ASSETS)
Money market assets...............................         1.64%         1.58%         2.23%         4.22%         4.46%
Securities available-for-sale and trading account
  assets..........................................        32.58         32.23         29.59         26.12         26.26
Loans, net of unearned income.....................        53.98         53.55         54.81         57.52         57.38
Deposits..........................................        65.51         66.64         69.72         70.92         69.18
Short-term borrowings (including senior notes)....        24.32         22.50         18.48         17.72         19.26
Common stockholder's equity.......................         5.50          5.82          6.47          6.79          6.33
SELECTED YEAR-END DATA
Loans, net of unearned income.....................  $15,549,468   $14,447,674   $13,511,091   $12,192,237   $11,864,919
Allowance for possible loan losses................      170,417       162,134       153,484       143,586       154,787
        Total assets..............................   28,966,476    27,180,496    25,111,805    22,223,637    20,120,511
Deposits..........................................   19,114,976    17,380,475    17,389,073    16,298,498    14,679,282
Long-term notes...................................      534,899       474,673       474,387       399,278       399,107
Preferred stock -- Series A.......................      200,000       200,000       200,000       200,000       200,000
Preferred stock -- Series B.......................       45,000        45,000        45,000        45,000        45,000
Common stockholder's equity.......................    1,785,308     1,489,000     1,554,999     1,524,975     1,395,007
YEAR-END COMMON STOCKHOLDER'S EQUITY PER COMMON
  SHARE...........................................  $    267.76   $    223.34   $    233.24   $    228.73   $    209.24

ITEM 7  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SUMMARY

     On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling of interests. All historical information is presented on a combined basis.

2000 COMPARED TO 1999

     The Corporation had 2000 earnings of $304.8 million, a 35 percent increase from $226.5 million in 1999. Earnings comparability for 2000 was affected by both the sale of the Corporation's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $47.0 million pretax gain on sale of the corporate trust business and related charges, and the $60.2 million pretax gain from the sale of the merchant card business, year 2000 earnings were $243.4 million representing an increase of 7 percent over last year. The merchant card business was sold to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada, and the resulting gain was eliminated in the consolidation of the Corporation's results with Bank of Montreal. 2000 earnings reflected strong earnings growth in the Corporation's core businesses, partially offset by the impact of higher interest rates during the past year on securities portfolio earnings and the increased provision for loan losses associated with a slowing economy.

     Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. For the current year, cash ROE, excluding the net gains on the sale of the corporate trust business and the merchant card business, was 18.42 percent compared to cash ROE of 18.14 percent for 1999. Cash return on average assets ("cash ROA") represents net income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets. Cash ROA, excluding gains on the sale of the corporate trust business and the merchant card business, was 0.93 percent in 2000 compared to 0.95 percent in the prior year.

     Net interest income on a fully taxable equivalent basis was $699.1 million, up $40.4 million or 6 percent from $658.7 million in 1999, resulting from an 11 percent growth in earning assets partially offset by a reduction in the net interest margin. Net interest margin declined from 2.90 percent to 2.78 percent currently, reflecting the impact of a rising rate environment during the past year. Average earning assets rose from $22.69 billion to $25.11 billion in the current year, attributable to an increase of 10 percent or $1.38 billion in commercial and consumer loans and residential mortgages, and an increase of $1.01 billion in the investment securities portfolio.

     Noninterest income of $536.4 million was up $56.7 million or 12 percent year-to-year. Excluding the effect of gains from the corporate trust and merchant card businesses sold in 2000, noninterest income decreased 11 percent from 1999. The decline was primarily caused by year-to-year reductions in operating revenues from the corporate trust business sold in first quarter 2000. Trust and investment management fees declined $28.0 million or 18 percent from the prior year while service fees and charges declined $7.5 million or 6 percent. Merchant and charge card fees declined $9.2 million. Income from bank-owned insurance investments increased $3.7 million or 9 percent from 1999 due to increased investment balances. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, decreased $8.8 million from 1999. Gains from sales of securities were slightly higher compared to 1999, $15.0 million compared to $14.6 million in 1999. Money market and bond trading profits remained relatively flat compared to the prior year.

     Year 2000 noninterest expenses of $723.5 million declined $46.7 million or 6 percent from last year, primarily reflecting a decline from last year's operating expense for the corporate trust business sold in first quarter 2000, and one-time systems expenditures related to Y2K made in 1999. Income taxes rose by $55.2 million during the current year, reflecting substantially higher pretax income in 2000.

     The 2000 provision for loan losses of $34.1 million was up $6.2 million or 22 percent from 1999. Net loan charge-offs during the current year were $26.3 million compared to $19.2 million in the same period last year, reflecting higher write-offs in the commercial loan portfolio.

     Nonperforming assets at December 31, 2000 totaled $107 million, or 0.69 percent of total loans, compared to $96 million or 0.60 percent at September 30, 2000, and $30 million or 0.21 percent a year ago. Most of the increase from December 31, 1999 is comprised of five loans in the shared national credit portfolio ranging in size from $8 million to $17 million, to borrowers in five different industry sectors. At December 31, 2000, the allowance for possible loan losses was $170 million, equal to 1.10 percent of loans outstanding compared to $162 million at the end of 1999, equal to 1.12 percent of loans outstanding. The ratio of the allowance for possible loan losses to nonperforming assets was 159 percent at December 31, 2000 compared to 546 percent at December 31, 1999.

     At December 31, 2000, consolidated equity capital of the Corporation amounted to $2.03 billion, up from $1.73 billion at December 31, 1999. Bankcorp paid $152 million in dividends on common stock and $18 million of preferred dividends. Unrealized securities losses, net of tax, were $11 million at December 31, 2000 compared to unrealized securities losses, net of tax, of $161 million at December 31, 1999. At December 31, 2000 and 1999, the Corporation's equity capital included $245 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 7.15 percent in 2000 compared to 7.03 percent in 1999. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2000, the Corporation's Tier 1 and total risk-based capital ratios were 9.14 percent and 11.79 percent, respectively, compared to respective ratios of 9.03 percent and 11.68 percent at December 31, 1999. The 2000 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1999 COMPARED TO 1998

     The Corporation had 1999 earnings of $226.5 million, a 12 percent increase from $202.7 million in 1998. Earnings comparability for 1999 was affected by the sale of the Corporation's credit card portfolio in January 1998. Excluding the results from credit card activities sold, "core earnings" increased 16 percent in 1999 compared to 1998.

     For 1999, cash ROE was 18.14 percent compared to cash ROE of 16.30 percent in 1998. Cash ROA was 0.95 percent in 1999 remaining unchanged from 1998.

     Net interest income on a fully taxable equivalent basis was $658.7 million, up $45.6 million or 7 percent from $613.1 million in 1998. Net interest margin declined to 2.90 percent from 3.00 percent in the year ended December 31, 1998, reflecting a relatively greater use of wholesale funding sources to support earning asset growth. Average earning assets rose $2.27 billion or 11 percent to $22.69 billion in 1999, attributable to an increase of 7 percent or $884 million in average loans and $1.60 billion in investment securities. Commercial loans and residential mortgages were the primary contributors to the growth in loans.

     Noninterest income of $479.7 million was up $12.6 million or 3 percent in 1999 compared to the prior year, due to strong growth in trust and investment management fees and service charge fees. Trust and investment management fees rose $12.2 million or 8 percent from 1998 while service fees and charges rose $7.0 million or 6 percent. Income from bank-owned insurance increased $9.1 million or 28 percent from 1998 due to increased investment balances. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, increased $5.6 million from 1998. Money market and bond trading profits declined $1.6 million in 1999. Gains from sales of securities were substantially less in 1999, $14.6 million compared to $27.2 million in 1998. "Core revenue," excluding the effect of both securities gains and the credit card gain, increased 8 percent in 1999.

     The 1999 noninterest expenses of $770.2 million rose $38.8 million or 5 percent from 1998. The major categories reflecting increases were employment expense and equipment/systems expense. The increase in employment related expenses reflects both salary adjustments and growth in benefit costs. Employee benefits increases were in part a function of lower discount rates applied to projected retirement liabilities. The increase in equipment expense primarily reflects expenditures related to the Y2K issue. Income taxes declined $4.7 million during 1999, reflecting a lower effective tax rate.

     The 1999 provision for loan losses of $27.9 million was down $2.9 million from 1998. Net loan charge-offs during the current year were $19.2 million compared to $20.9 million in the same period of 1998, with the difference primarily reflecting lower write-offs in both the consumer and commercial loan portfolios in 1999, partially offset by lower recoveries in the commercial portfolio.

     Nonperforming assets at December 31, 1999 totaled $30 million, or 0.21 percent of total loans, compared to $30 million or 0.21 percent of total loans at September 30, 1999, and $27 million or 0.20 percent of total loans at December 31, 1998. At December 31, 1999, the allowance for possible loan losses was $162 million, equal to 1.12 percent of loans outstanding compared to $153 million at the end of 1998, equal to 1.14 percent of loans outstanding. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 546 percent at December 31, 1999 compared to 577 percent at December 31, 1998.

     At December 31, 1999, consolidated equity capital of the Corporation amounted to $1.73 billion, down from $1.80 billion at December 31, 1998. Bankcorp paid $74 million in dividends on common stock and $18 million in preferred dividends. Unrealized securities losses, net of tax, were $161 million at December 31, 1999 compared to unrealized securities gains, net of tax, of $42 million at December 31, 1998. At December 31, 1999 and 1998, the Corporation's equity capital included $245 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 7.03 percent in 1999 compared to 7.15 percent in 1998. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1999, the Corporation's Tier 1 and total risk-based capital ratios were 9.03 percent and 11.68 percent, respectively, compared to respective ratios of 8.79 percent and 11.68 percent at December 31, 1998. The 1999 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

     In February 1998, HPCC, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering (See Note 15 to Financial Statements on page 79 of this Report). The preferred stock qualifies as Tier 1 capital of the Corporation for U.S. banking regulatory purposes.

OPERATING SEGMENT REVIEW

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group and Private Client Group. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network; small business/lower middle-market banking, mbanx(sm), the Corporation's virtual banking unit and cash management services. This segment also reflects income from bank-owned insurance investments and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gains on the sale of the corporate trust and merchant card businesses, the results of the corporate trust business prior to its sale in the first quarter of 2000 and the results of the merchant card business prior to its sale in the fourth quarter of 2000 are also reflected in this segment. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury unit, which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager).

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

     Selected segment information is included in the following table:

                                     PERSONAL AND
                                      COMMERCIAL     INVESTMENT       PRIVATE      CONSOLIDATED
                                     CLIENT GROUP   BANKING GROUP   CLIENT GROUP      TOTAL
                                     ------------   -------------   ------------   ------------
                                                           (IN MILLIONS)
2000
Net interest income (FTE basis)....    $ 370.0         $ 271.0         $ 58.1        $ 699.1
Noninterest income.................      323.7(1)         74.1          138.6          536.4
Provision for loan losses..........       10.1            23.6            0.4           34.1
Noninterest expense................      453.9           105.9          163.7          723.5
                                       -------         -------         ------        -------
Income before income taxes.........      229.7           215.6           32.6          477.9
Income taxes.......................       74.0            85.7           13.4          173.1
                                       -------         -------         ------        -------
Net income.........................    $ 155.7         $ 129.9         $ 19.2        $ 304.8
                                       =======         =======         ======        =======
Average Assets.....................    $11,783         $14,959         $1,466        $28,208
                                       =======         =======         ======        =======
Average Loans......................    $ 5,784         $ 8,136         $1,305        $15,225
                                       =======         =======         ======        =======
Average Deposits...................    $13,066         $ 4,115         $1,297        $18,478
                                       =======         =======         ======        =======
1999
Net interest income (FTE basis)....    $ 321.8         $ 287.8         $ 49.1        $ 658.7
Noninterest income.................      267.5            75.0          137.2          479.7
Provision for loan losses..........        9.4            18.2            0.3           27.9
Noninterest expense................      507.5           105.0          157.7          770.2
                                       -------         -------         ------        -------
Income before income taxes.........       72.4           239.6           28.3          340.3
Income taxes.......................        7.1            95.2           11.5          113.8
                                       -------         -------         ------        -------
Net income.........................    $  65.3         $ 144.4         $ 16.8        $ 226.5
                                       =======         =======         ======        =======
Average Assets.....................    $11,529         $13,087         $1,241        $25,857
                                       =======         =======         ======        =======
Average Loans......................    $ 5,435         $ 7,325         $1,087        $13,847
                                       =======         =======         ======        =======
Average Deposits...................    $12,474         $ 3,496         $1,260        $17,230
                                       =======         =======         ======        =======
1998
Net interest income (FTE basis)....    $ 328.7         $ 239.3         $ 45.1        $ 613.1
Noninterest income.................      256.2(2)         85.6          125.2          467.0
Provision for loan losses..........        9.4            21.1            0.3           30.8
Noninterest expense................      495.8            97.5          138.1          731.4
                                       -------         -------         ------        -------
Income before income taxes.........       79.7           206.3           31.9          317.9
Income taxes.......................       20.3            81.9           13.0          115.2
                                       -------         -------         ------        -------
Net income.........................    $  59.4         $ 124.4         $ 18.9        $ 202.7
                                       =======         =======         ======        =======
Average Assets.....................    $10,929         $11,408         $1,092        $23,429
                                       =======         =======         ======        =======
Average Loans......................    $ 5,567         $ 6,443         $  954        $12,964
                                       =======         =======         ======        =======
Average Deposits...................    $12,111         $ 3,009         $1,215        $16,335
                                       =======         =======         ======        =======

------------------------

(1) Includes gains on sale of the corporate trust and merchant card businesses of $47.0 million and $60.2 million, respectively.

(2) Includes gain on the sale of the charge card portfolio of $12.0 million.

PERSONAL AND COMMERCIAL CLIENT GROUP

     Net income for Personal and Commercial Client Group for 2000 was $155.7 million, up $90.4 million from the year-ago period. Earnings included pretax gains of $47.0 million and $60.2 million, respectively, resulting from the sales of the corporate trust and merchant card businesses. Total revenue was $693.7 million, an increase of $104.4 million or 18 percent from $589.3 million in 1999. Excluding the gains on the sale of the corporate trust and merchant card businesses, total revenue was $586.5 million, a slight decline relative to 1999. Year 2000 included only one quarter of operating revenue from the corporate trust business sold in first quarter 2000. This was offset somewhat by business volume growth in Chicagoland Banking and higher deposit levels and improved interest income in Cash Management due to increased interest rates. Noninterest expense of $453.9 million decreased $53.6 million from 1999, primarily as a result of the corporate trust sale and also continued cost containment. Income taxes increased by $66.9 million in the current year, reflecting higher pretax income due to gains on the sale of the corporate trust and merchant card businesses.

     Net income for Personal and Commercial Client Group for 1999 was $65.3 million, up $5.9 million from 1998. Total revenue was $589.3 million, an increase of $4.4 million from $584.9 million in 1998. The increase in total revenue was primarily due to improved margins on retail deposits and increased loan and deposit growth in Chicagoland Banking partially offset by a decrease due to the $12 million gain recognized in 1998 on the sale of the charge card portfolio. Noninterest expense of $507.5 million increased $11.7 million or 2 percent from 1998. Income taxes decreased $13.2 million in 1999 primarily due to lower pretax income and greater levels of tax-exempt income, which reduced the effective tax rate in 1999.

INVESTMENT BANKING GROUP

     Net income for Investment Banking Group was $129.9 million in 2000, reflecting a decrease of $14.5 million or 10 percent from $144.4 million a year ago. Total revenue of $345.1 million decreased by $17.7 million or 5 percent from 1999. Net interest income declined $16.8 million compared to the prior year. Net interest income for Mid-Market Corporate Banking rose $44.4 million over the prior year due to increased loan volume and better spreads. This was offset by a decline in net interest income within the Treasury unit due primarily to an increase in interest rates in the current year, which increased the funding cost on the investment portfolio. Noninterest income and noninterest expenses were comparable to 1999. Income taxes decreased by $9.5 million during the year, reflecting lower pretax income.

     Net income for Investment Banking Group was $144.4 million in 1999, reflecting an increase of $20.0 million or 16 percent from $124.4 million in 1998. Total revenue of $362.8 million increased by $37.9 million or 12 percent from 1998. Net interest income increased $48.5 million compared to the prior year. Net interest income for Mid-Market Corporate Banking rose $23.0 million over the prior year due to increased loan volume and better spreads. Net interest income for Treasury rose $25.5 million due primarily to a decline in interest rates in 1999. Noninterest income decreased $10.6 million in 1999 compared to 1998 as a result of lower noninterest income in Treasury due primarily to a $12.6 million decline in securities gains in 1999. Noninterest expenses were up $7.5 million from 1998 primarily in Mid-Market Corporate Banking due to Y2K expenses in 1999. Income taxes increased by $13.3 million during the year, reflecting higher pretax income.

PRIVATE CLIENT GROUP

     Net income for Private Client Group was $19.2 million in 2000, reflecting an increase of $2.4 million or 14 percent from $16.8 million a year ago. Total revenue of $196.7 million increased by $10.4 million or 6 percent from $186.3 million in 1999. Net interest income increased $9.0 million or 18 percent, attributable to a $218 million increase in loan volume. Noninterest income increased $1.4 million or 1 percent to $138.6 million. Growth was primarily due to increased trust and investment management revenues. Noninterest expense increased $6.0 million or 4 percent to $163.7 million in the current year, primarily due to expansion strategies and initiatives. Income taxes increased by $1.9 million during the year, reflecting higher pretax income.

     Net income for Private Client Group was $16.8 million in 1999, reflecting a decrease of $2.1 million or 11 percent from $18.9 million in 1998. Total revenue of $186.3 million increased by $16.0 million or 9 percent from $170.3 million in 1998. Net interest income increased $4.0 million or 9 percent, attributable to a $133 million increase in loan volume. Noninterest income increased $12.0 million or 10 percent to $137.2 million. Growth was primarily due to increased personal trust and investment management revenues. Noninterest expense increased $19.6 million or 14 percent to $157.7 million in 1999, primarily due to the expansion of private banking activities in Chicagoland, the opening of two new full service banking facilities in Florida, and investments made in marketing and distribution of the Harris Insight Mutual Funds. Income taxes decreased by $1.5 million during the year, reflecting lower pretax income.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                              NET INTEREST INCOME

                                                                                2000
                                                      ---------------------------------------------------------
                                                                                       INTEREST 2000 VS. 1999
                                                                                     --------------------------
                                                                                                  INCREASE
                                                                                                 (DECREASE)
                                                                                              DUE TO CHANGE IN
                                                      AVERAGE              AVERAGE    NET     -----------------
                                                      BALANCE   INTEREST    RATE     CHANGE    VOLUME     RATE
                                                      -------   --------   -------   ------   --------   ------
                                                            (FULLY TAXABLE EQUIVALENT BASIS, IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees...............................  $15,070    $1,264      8.39%    $242      $107      $135
Securities:
  U.S. Treasury and Federal agency..................    8,543       552      6.46       97        59        38
  State and municipal...............................      518        36      7.03       (1)       --        (1)
  Other.............................................      221        15      6.66        3         4        (1)
                                                      -------    ------               ----
         Total securities...........................    9,282       603      6.50       99        64        35
Trading account assets..............................       60         4      7.62       (1)       (2)        1
Interest-bearing deposits at banks..................      205         5      2.48        3         1         2
Federal funds sold and securities purchased under
  agreement to resell...............................      204        14      6.80        3        --         3
Assets held for sale................................       --        --        --       --        --        --
                                                      -------    ------               ----
         Total domestic earning assets/interest
           income...................................   24,821     1,890      7.62      346       174       172
                                                      -------    ------               ----
FOREIGN OFFICES:
Loans, including fees...............................      156        11      7.27        4         1         3
Securities:
  U.S. Treasury and Federal agency..................       81         5      6.35        1        --         1
Interest-bearing deposits at banks..................        1         1     96.09        1        --         1
Federal funds sold and securities purchased under
  agreement to resell...............................       53         3      5.53        1         1        --
                                                      -------    ------               ----
         Total foreign earning assets/interest
           income...................................      291        20      6.85        7         1         6
                                                      -------    ------               ----
TOTAL DOMESTIC AND FOREIGN EARNING ASSETS/INTEREST
  INCOME............................................  $25,112     1,910      7.60      353       174       179
                                                      =======    ======               ====
SUPPORTING LIABILITIES/INTEREST EXPENSE
DOMESTIC OFFICES:
Interest checking deposits..........................  $   349         8      2.37        2         1         1
Money market accounts...............................    4,602       182      3.95       32         6        26
Savings deposits and certificates...................    5,550       279      5.02       40         6        34
Other interest-bearing time deposits................    1,808       116      6.42       29         7        22
                                                      -------    ------               ----
         Total interest-bearing deposits............   12,309       585      4.75      103        20        83
Short-term borrowings...............................    5,908       366      6.19      152        86        66
Senior notes........................................      822        52      6.36      (17)      (30)       13
Minority interest -- dividends on preferred stock of
  subsidiary........................................      250        18      7.38       --        --        --
Long-term notes.....................................      501        37      7.40        5         2         3
                                                      -------    ------               ----
         Total domestic interest-bearing
           liabilities/interest expense.............   19,790     1,058      5.35      243        73       170
                                                      -------    ------               ----
FOREIGN OFFICES:
Time deposits.......................................    2,308       147      6.36       68        42        26
Short-term borrowings...............................      129         6      4.80        2        --         2
                                                      -------    ------               ----
         Total foreign interest-bearing
           liabilities/interest expense.............    2,437       153      6.28       70        42        28
                                                      -------    ------               ----
Total domestic and foreign interest-bearing
  liabilities/ interest expense.....................   22,227     1,211      5.45      313       102       211
Other noninterest-bearing supporting liabilities....    2,885        --        --       --        --        --
                                                      -------    ------               ----
TOTAL DOMESTIC AND FOREIGN SUPPORTING
  LIABILITIES/INTEREST EXPENSE......................  $25,112     1,211      4.82      313       102       211
                                                      =======    ======               ====
TOTAL NET INTEREST INCOME FROM DOMESTIC AND FOREIGN
  OFFICES...........................................             $  699      2.78%    $ 40      $ 68      $(28)
                                                                 ======     =====     ====      ====      ====

-------------------------
Columns may not foot due to rounding.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                              NET INTEREST INCOME

                                                                   1999
                                         ---------------------------------------------------------
                                                                          INTEREST 1999 VS. 1998
                                                                        --------------------------
                                                                                     INCREASE
                                                                                    (DECREASE)                   1998
                                                                                 DUE TO CHANGE IN    ----------------------------
                                         AVERAGE              AVERAGE    NET     -----------------   AVERAGE              AVERAGE
                                         BALANCE   INTEREST    RATE     CHANGE    VOLUME     RATE    BALANCE   INTEREST    RATE
                                         -------   --------   -------   ------    ------     ----    -------   --------   -------
                                                              (FULLY TAXABLE EQUIVALENT BASIS, IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees..................  $13,708    $1,022     7.45%     $30      $   66     $(36)   $12,840    $  992      7.73%
Securities:
  U.S. Treasury and Federal agency.....    7,603       455     5.99       66          84      (18)     6,208       389      6.27
  State and municipal..................      513        37     7.31        2           5       (3)       440        35      7.91
  Other................................      159        11     7.23        6           6       --         73         5      6.57
                                         -------    ------               ---                         -------    ------
        Total securities...............    8,275       503     6.09       74          96      (22)     6,721       429      6.38
Trading account assets.................       83         6     6.78       --          --       --         79         5      6.30
Interest-bearing deposits at banks.....      166         2     1.23       --          --       --        151         2      1.52
Federal funds sold and securities
  purchased under agreement to
  resell...............................      199        11     5.36       --          --       --        201        11      5.52
Assets held for sale...................       --        --       --       (8)         (8)      --         54         8     15.33
                                         -------    ------               ---                         -------    ------
        Total domestic earning
          assets/interest income.......   22,431     1,544     6.89       96         167      (71)    20,046     1,447      7.22
                                         -------    ------               ---                         -------    ------
FOREIGN OFFICES:
Loans, including fees..................      140         7     5.37       --           1       (1)       124         7      5.55
Securities:
  U.S. Treasury and Federal agency.....       81         4     5.20       (1)         --       (1)        81         5      5.58
Interest-bearing deposits at banks.....        1        --       --       (9)         (1)      (8)       147         9      5.81
Federal funds sold and securities
  purchased under agreement to
  resell...............................       41         2     4.11        1           1       --         24         1      5.12
                                         -------    ------               ---                         -------    ------
        Total foreign earning
          assets/interest income.......      263        13     4.88       (9)         (7)      (2)       376        22      5.63
                                         -------    ------               ---                         -------    ------
TOTAL DOMESTIC AND FOREIGN EARNING
  ASSETS/INTEREST INCOME...............  $22,694     1,557     6.86       87         158      (71)   $20,422     1,469      7.19
                                         =======    ======               ===                         =======    ======
SUPPORTING LIABILITIES/INTEREST EXPENSE
DOMESTIC OFFICES:
Interest checking deposits.............  $   301         6     2.02       (5)         (4)      (1)   $   489        11      2.20
Money market accounts..................    4,438       150     3.37       17          30      (13)     3,574       133      3.73
Savings deposits and certificates......    5,420       239     4.41      (38)        (11)     (27)     5,657       277      4.90
Other interest-bearing time deposits...    1,673        87     5.19       (8)         (2)      (6)     1,710        95      5.55
                                         -------    ------               ---                         -------    ------
        Total interest-bearing
          deposits.....................   11,832       482     4.07      (34)         18      (52)    11,430       516      4.52
Short-term borrowings..................    4,378       214     4.88       39          50      (11)     3,375       175      5.18
Senior notes...........................    1,323        69     5.22       21          25       (4)       855        48      5.58
Minority interest -- dividends on
  preferred stock of subsidiary........      250        18     7.38        2           2       --        222        16      7.39
Long-term notes........................      475        32     6.85        2           3       (1)       434        31      7.10
                                         -------    ------               ---                         -------    ------
        Total domestic interest-bearing
          liabilities/interest
          expense......................   18,258       815     4.46       30          89      (59)    16,316       786      4.82
                                         -------    ------               ---                         -------    ------
FOREIGN OFFICES:
Time deposits..........................    1,595        79     4.98       13          17       (4)     1,250        66      5.33
Short-term borrowings..................      116         4     3.40       --           1       (1)       100         4      3.80
                                         -------    ------               ---                         -------    ------
        Total foreign interest-bearing
          liabilities/interest
          expense......................    1,711        83     4.87       13          18       (5)     1,350        70      5.21
                                         -------    ------               ---                         -------    ------
        Total domestic and foreign
          interest-bearing
          liabilities/interest
          expense......................   19,969       898     4.50       43         107      (64)    17,666       856      4.85
Other noninterest-bearing supporting
  liabilities..........................    2,725        --       --       --          --       --      2,756        --        --
                                         -------    ------               ---                         -------    ------
TOTAL DOMESTIC AND FOREIGN SUPPORTING
  LIABILITIES/INTEREST EXPENSE.........  $22,694       898     3.96       43          91      (48)   $20,422       856      4.19
                                         =======    ======               ===                         =======    ======
TOTAL NET INTEREST INCOME FROM DOMESTIC
  AND FOREIGN OFFICES..................             $  659     2.90%     $44      $   67     $(23)              $  613      3.00%
                                                    ======     ====      ===      ======     ====               ======     =====

-------------------------
Columns may not foot due to rounding.

                      NOTES TO NET INTEREST INCOME TABLES

     1. Fully taxable equivalent adjustment

          Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 2000, 1999 and 1998. This adjustment also includes a state tax component.

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

NET INTEREST INCOME

     Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or state income taxes, the Management's Discussion and Analysis section of this Report is prepared on a fully taxable equivalent (FTE) basis, which, in effect, restates tax-advantaged income to a comparable level with nontax-advantaged income. In 2000, the Corporation's FTE net interest income was $699.1 million, up 6 percent from $658.7 million in 1999.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, average earning assets and net interest margin. Average earning assets represent the average volume of assets employed by the Corporation during the year, which generate interest income. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. For 2000, the Corporation's average earning assets grew 11 percent, while net interest margin decreased 12 basis points from 2.90 percent in 1999 to 2.78 percent in 2000.

     Average earning assets in 2000 totaled $25.11 billion, up $2.42 billion, or 11 percent, from $22.69 billion in 1999. This growth is primarily the result of an increase in average loans of $1.38 billion, or 10 percent, to $15.23 billion, led by increases in average commercial and real estate loan outstandings of $769 million (9 percent) and $464 million (11 percent), respectively. The growth in average loans is attributable to a growing demand for credit in the U.S. economy coupled with an aggressive marketing effort by the Corporation. Average securities increased $1.01 billion, or 12 percent, to $9.36 billion, the result of increased holdings of Federal agency securities amounting to $8.62 billion. Loans and investment securities, as a percent of earning assets, were 61 percent and 37 percent, respectively, in both 2000 and 1999. Average Federal funds sold and securities purchased under agreement to resell increased 7 percent or $16 million compared to 1999.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also be utilized depending on availability of collateral. In 2000, Federal funds purchased and securities sold under agreement to repurchase increased $1.53 billion or 37 percent, which resulted in an increase in short-term borrowings of $1.54 billion or 34 percent from 1999 levels. Domestic interest-bearing deposits increased $476 million, or 4 percent, from 1999. Average foreign office time deposits totaled $2.31 billion, up 45 percent or $713 million, compared to $1.59 billion in 1999. Noninterest-bearing funds supporting earning assets increased $160 million, and remained unchanged from 12 percent year to year as a percentage of average supporting liabilities.

     The Corporation's consolidated net interest margin declined to 2.78 percent from 2.90 percent in 1999. This decrease reflects the continued reliance on wholesale interest-bearing funds to support growth in earning assets. In addition, in a rising rate environment, the Corporation's asset/liability configuration will typically result in a reduction in the margin.

NONINTEREST INCOME

                                                                  INCREASE         INCREASE
                                                                 (DECREASE)       (DECREASE)
                                 YEARS ENDED DECEMBER 31        2000 VS 1999     1999 VS 1998
                              ------------------------------   --------------   --------------
                                2000       1999       1998      AMOUNT     %     AMOUNT     %
                                ----       ----       ----      ------     -     ------     -
                                                       (IN THOUSANDS)
Trust and investment
  management fees...........  $128,579   $156,577   $144,334   $(27,998)  (18)  $ 12,243     8
Money market and bond
  trading...................     8,974      8,893     10,512         81     1     (1,619)  (15)
Foreign exchange............     7,225      8,314      6,772     (1,089)  (13)     1,542    23
Merchant and charge card
  fees......................    21,199     30,440     27,040     (9,241)  (30)     3,400    13
Service fees and charges....   117,196    124,706    117,696     (7,510)   (6)     7,010     6
Securities gains............    15,015     14,553     27,150        462     3    (12,597)  (46)
Gain on sale of credit card
  portfolio.................        --         --     12,000         --    --    (12,000)  100
Gain on sale of corporate
  trust business............    46,993         --         --     46,993   100         --    --
Gain on sale of merchant
  card business.............    60,162         --         --     60,162   100         --    --
Bank-owned insurance........    45,076     41,414     32,339      3,662     9      9,075    28
Foreign fees................    21,174     18,865     19,577      2,309    12       (712)   (4)
Other.......................    64,781     75,902     69,619    (11,121)  (15)     6,283     9
                              --------   --------   --------   --------   ---   --------   ---
          Total noninterest
            income..........  $536,374   $479,664   $467,039   $ 56,710    12   $ 12,625     3
                              ========   ========   ========   ========   ===   ========   ===

     Noninterest income for the year was $536.4 million in 2000, up $56.7 million or 12 percent from 1999. During 2000 the Corporation sold its corporate trust and merchant card businesses and realized gains of $47.0 million and $60.2 million, respectively. Excluding the gains on the sale of the corporate trust and merchant card businesses, noninterest income decreased 11 percent from 1999. This decline was primarily caused by year-to-year reductions in operating revenues from the corporate trust business because the Corporation included in its results operating revenues for that business only through first quarter 2000. Gains from sales of investment securities of $15.0 million in 2000, were up $0.5 million or 3 percent from 1999.

     Trust and investment management fees were $128.6 million, down $28.0 million or 18 percent from the prior year, primarily due to the sale of the corporate trust business. Service fees and charges were $117.2 million in 2000, down $7.5 million or 6 percent from 1999. Income from bank-owned insurance increased $3.7 million or 9 percent from 1999 due to increased investment balances. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, decreased $11.1 million or 15 percent.

     Trading account gains, primarily from municipal bond trading, totaled $9.0 million, remaining relatively flat compared to 1999. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. Foreign exchange revenues (FX) were $7.2 million, down $1.1 million or 13 percent from 1999. HTSB and BMO combine their U.S. FX trading. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option.

NONINTEREST EXPENSE

                                                                  INCREASE         INCREASE
                                                                 (DECREASE)       (DECREASE)
                                 YEARS ENDED DECEMBER 31       2000 VS. 1999    1999 VS. 1998
                              ------------------------------   --------------   --------------
                                2000       1999       1998      AMOUNT     %     AMOUNT     %
                                ----       ----       ----      ------     -     ------     -
                                                       (IN THOUSANDS)
Salaries and other
  compensation..............  $351,879   $368,818   $344,599   $(16,939)   (5)  $ 24,219     7
Pension, profit sharing and
  other employee benefits...    66,383     74,909     65,005     (8,526)  (11)     9,904    15
Net occupancy...............    55,616     52,617     55,292      2,999     6     (2,675)   (5)
Equipment...................    56,153     63,695     54,883     (7,542)  (12)     8,812    16
Marketing...................    31,697     31,395     26,763        302     1      4,632    17
Communication and
  delivery..................    23,847     25,808     23,428     (1,961)   (8)     2,380    10
Expert services.............    23,044     28,601     33,656     (5,557)  (19)    (5,055)  (15)
Contract programming........    17,589     12,195     23,633      5,394    44    (11,438)  (48)
Other.......................    71,866     86,317     79,190    (14,451)  (17)     7,127     9
                              --------   --------   --------   --------   ---   --------   ---
                               698,074    744,355    706,449    (46,281)   (6)    37,906     5
Goodwill and other valuation
  intangibles...............    25,409     25,828     24,917       (419)   (2)       911     4
                              --------   --------   --------   --------   ---   --------   ---
          Total noninterest
            expenses........  $723,483   $770,183   $731,366   $(46,700)   (6)  $ 38,817     5
                              ========   ========   ========   ========   ===   ========   ===

     Noninterest expenses totaled $723.5 million, down $46.7 million or 6 percent from 1999. Employment-related expenses totaled $418.3 million, a decrease of $25.5 million or 6 percent. The decrease reflects a decline in salaries expense primarily due to the corporate trust sale in the first quarter of 2000 and the outsourcing agreement with ALLTEL in the third quarter of 2000. Employee benefit decreases were in part a function of higher discount rates applied to projected retirement liabilities. Net occupancy expenses totaled $55.6 million, up $3.0 million from 1999 due primarily to real estate tax refunds received in 1999. Equipment expenses totaled $56.2 million, down $7.5 million or 12 percent from 1999. Expert services decreased $5.6 million compared to 1999 primarily due to one-time systems expenditures related to Y2K made in 1999. Contract programming increased $5.4 million in the current year, primarily due to new systems development and the outsourcing of systems support in 2000. Amortization of goodwill and other valuation intangibles decreased $0.4 million or 2 percent from 1999.

INCOME TAXES

     The Corporation recorded income tax expense of $130.2 million in 2000, compared to $74.9 million in 1999. The Corporation's effective tax rate increased to 29.9 percent in 2000 from 24.9 percent in 1999 primarily as a result of gains from the sale of assets, increasing the ratio of taxable to tax-exempt income.

     At December 31, 2000, the Corporation's Federal and state net deferred tax assets were $70 million and $12 million, respectively. The Corporation has recognized its Federal and state deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 2000 also includes an $8 million asset for the tax effect of unrealized losses associated with marking to market certain securities designated as available-for-sale.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain

Derivative Instruments and Certain Hedging Activities," on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities.

     Under this standard, all derivatives will be recognized at fair value in the Consolidated Statements of Condition. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statements of Income as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Consolidated Statements of Income against the change in the fair value of the hedged asset, liability, or firm commitment or it will be recognized in other comprehensive income until the hedged item is recognized in the Consolidated Statements of Income. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Consolidated Statements of Income.

     The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Corporation.

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation does not expect the implementation of this Statement to have a material effect on the Corporation's financial position or results of operations.

RETURN ON ASSETS AND COMMON STOCKHOLDER'S EQUITY

     Return on average assets ("ROA"), measured by net income as a percentage of average total assets, was 0.86 percent in 2000, excluding the gains on the sale of the corporate trust and merchant card businesses, compared to 0.88 percent for 1999. The current year's ROA, excluding gains on sale of corporate trust and merchant card businesses, was equal to the average ROA of 0.86 percent for the five-year period ended December 31, 2000. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. The ratio of average common stockholder's equity to average total assets was 5.50 percent in 2000 compared to 5.82 percent in 1999. For 2000, the return on average common stockholder's equity ("ROE") was 14.54 percent, excluding the gains on the sale of the corporate trust and merchant card businesses, up from the 13.85 percent achieved in 1999 and the 12.79 percent five-year average return for the period ended December 31, 2000.

     Cash return on average assets ("Cash ROA") of 0.93 percent in 2000 was down slightly compared to 0.95 percent in 1999. Cash return on average common stockholder's equity ("Cash ROE") was 18.42 percent in 2000 compared to 18.14 percent in 1999. The 2000 Cash ROA and Cash ROE exclude the gains on the sale of corporate trust and merchant card businesses.

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               2000      1999     1998
                                                               ----      ----     ----
                                                               (BASED ON NET INCOME AND
                                                                   DAILY AVERAGES)
Return on average assets(1).................................    1.08%    0.88%     0.87%
Cash return on average assets(2)............................    1.15     0.95      0.95
Return on average common stockholder's equity(1)............   18.50    13.85     12.19
Cash return on average common stockholder's equity(3).......   23.09    18.14     16.30
RETURNS EXCLUDING GAINS ON SALE OF CORPORATE TRUST AND
  MERCHANT CARD BUSINESSES:
Return on average assets(1).................................    0.86%    0.88%     0.87%
Cash return on average assets(2)............................    0.93     0.95      0.95
Return on average common stockholder's equity(1)............   14.54    13.85     12.19
Cash return on average common stockholder's equity(3).......   18.42    18.14     16.30
Average common stockholder's equity as a percentage of
  average total assets(1)...................................    5.50     5.82      6.47
Dividend payout ratio(4)....................................   55.78    40.72    101.91
Earnings retained as a percentage of average common
  stockholder's equity(5)...................................    8.69     8.92     (0.26)
Percentage growth in total average assets...................    9.09    10.37     10.63

-------------------------
(1) Total average assets and average common equity used in these calculations include average gross and net unrealized gains or losses on available-for-sale securities, respectively.

(2) Cash return on average assets is calculated as net income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

(3) Cash return on average common stockholder's equity is calculated as net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(4) Dividends on common and preferred stock as a percent of net income. 1998 ratio includes impact of special dividends equal to $125 million. Excluding the payment of the special dividends as part of a capital restructuring and the sale of HTSB's credit card portfolio, the 1998 dividend payout ratio would have been 40.23%. In 2000, special dividends of $20 million were paid related to the gain on the sale of the corporate trust business and $60 million were paid as part of a capital restructuring. Excluding the payment of these special dividends, the dividend payout ratio would have been 37.37%.

(5) Earnings retained is defined as net income minus dividends. 1998 includes the impact of special dividends of $125 million. Excluding the payment of the special dividends, earnings retained as a percentage of common stockholder's equity would have been 8.00% in 1998.

CAPITAL POSITION

     The Corporation's equity capital of $2.03 billion at December 31, 2000 has nearly doubled in the last six years. During 2000 and 1999, Bankcorp declared and paid common dividends of $152 million and $74 million, respectively, and preferred dividends of $18 million in both years. During 2000, the Corporation's equity capital increased by $150 million representing after-tax unrealized holding gains related to the Corporation's securities available-for-sale. During 1999, equity capital was reduced by $203 million of after-tax unrealized holding losses. Average consolidated equity capital was $1.80 billion in 2000 compared to $1.75 billion in 1999.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company only net equity investment in bank and nonbank subsidiaries as a percentage of its equity capital, was 109 percent at December 31, 2000, up from 107 percent at December 31, 1999. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. A double leverage ratio greater than 100 percent indicates that parent company equity investments are supported, in part, by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

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

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The portion of the allowance for possible loan losses includable in Tier 2 capital is limited to
1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 9.14 percent and 11.79 percent, respectively, at December 31, 2000.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent. The Corporation's Tier 1 leverage ratio was 7.15 percent for fourth quarter 2000.

     In February 1998, Harris Preferred Capital Corporation, a subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." See Note 15 to Financial Statements on page 79 of this Report. Based on those regulations effective at December 31, 2000 all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 2000, the highest capital category.

     Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At December 31, 2000 the Corporation's intangible assets totaled $235 million, including approximately $217 million of intangibles excluded from Tier 1 capital under capital guidelines. The Corporation's tangible Tier 1 leverage ratio (which excludes all intangibles from capital) was
7.10 percent for the fourth quarter of 2000.

     Risk-based capital guidelines exclude from Tier 1 capital net unrealized holding gains (losses) associated with marking to market debt securities designated as available-for-sale. Net unrealized losses on marketable equity securities are deducted from Tier 1 capital. Up to 45 percent of the pretax net unrealized holding gains on available-for-sale equity securities may be included in Tier 2 capital. Net unrealized holding gains (losses) excluded from Tier 1 capital for risk-based capital purposes amounted to ($11) million and ($161) million at December 31, 2000 and 1999, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years:

                                                                YEARS ENDED DECEMBER 31
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                           ----          ----          ----
                                                                    (IN THOUSANDS)
Total assets (end of period)..........................  $28,966,476   $27,180,496   $25,111,805
                                                        ===========   ===========   ===========
Average assets (fourth quarter).......................  $28,946,538   $26,937,024   $24,561,070
                                                        ===========   ===========   ===========
Risk-based on-balance-sheet assets....................  $17,782,000   $16,488,277   $15,383,286
                                                        ===========   ===========   ===========
Risk-based off-balance-sheet assets...................  $ 4,928,876   $ 4,742,337   $ 4,579,959
                                                        ===========   ===========   ===========
     Total risk-based assets, net of deductions (based
       on regulatory accounting principles)...........  $22,487,192   $20,989,641   $19,696,662
                                                        ===========   ===========   ===========
Tier 1 capital........................................  $ 2,056,341   $ 1,895,050   $ 1,732,057
                                                        ===========   ===========   ===========
Supplementary capital.................................  $   595,417   $   557,069   $   568,239
                                                        ===========   ===========   ===========
     Total capital, net of deductions (based on
       regulatory accounting principles)..............  $ 2,651,036   $ 2,451,488   $ 2,299,672
                                                        ===========   ===========   ===========
Tier 1 leverage ratio.................................         7.15%         7.03%         7.15%
Risk-based capital ratios:
     Tier 1...........................................         9.14%         9.03%         8.79%
     Total............................................        11.79%        11.68%        11.68%

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

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 39 percent of the Corporation's total assets and amounted to $11.16 billion at December 31, 2000 compared to liquid assets of $10.83 billion or approximately 40 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 2000, $390 million of senior notes were outstanding with original maturities ranging from 28 to 365 days (remaining maturities ranging from 23 to 163 days) and stated interest rates ranging from 6.52 percent to 6.66 percent. As of December 31, 1999, $1.50 billion of senior notes were outstanding with original maturities ranging from 366 to 385 days (remaining maturities ranging from 18 to 223 days) and stated interest rates ranging from 5.00 percent to 5.85 percent.

     The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, savings deposits and certificates, money market accounts and noninterest bearing time deposits, increased from $13.96 billion or 61 percent of total non-equity funding at December 31, 1999 to $14.36 billion or 57 percent of total non-equity funding at December 31, 2000. The Corporation's average volume of wholesale deposits and short-term borrowings increased from $9.09 billion or 39 percent of total non-equity funding at December 31, 1999 to $10.98 billion or 43 percent of total non-equity funding at December 31, 2000.

     Average money market liabilities increased 34 percent to $6.04 billion from $4.49 billion for 1999, primarily as a result of increases in Federal funds borrowed and securities sold under repurchase agreements. Average money market assets increased $54 million or 13 percent from 1999. These assets represented 2 percent of average earning assets in 2000, remaining relatively unchanged from 1999.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminated on December 8, 2000. At that time, the Corporation renewed the revolving credit agreement, which will expire on December 7, 2001. There were no borrowings under either credit facility in 2000 or 1999.

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

                                                                    DECEMBER 31, 2000
                             ------------------------------------------------------------------------------------------------
                                                        REPRICING PERIOD
                             -----------------------------------------------------------------------   NONREPRICING
                             1 - 31 DAYS   32 - 90 DAYS   91 - 365 DAYS   1 - 5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                             -----------   ------------   -------------   -----------   ------------   ------------    -----
                                                                      (IN MILLIONS)
ASSETS
Loans......................    $ 7,424       $ 1,914         $ 1,339        $3,989         $  883        $    --      $15,549
Available-for-sale and
  trading account
  securities...............      1,176           765           1,565         3,565          2,124             --        9,195
Interest-bearing deposits
  at banks.................         --           141              --            --             --             --          141
Federal funds sold and
  securities purchased
  under agreement to
  resell...................        466            --              --            --             --             --          466
Assets held for sale.......        242            --              --            --             --             --          242
Other assets...............         --            --              --            --             --          3,373        3,373
                               -------       -------         -------        ------         ------        -------      -------
         Total assets......    $ 9,308       $ 2,820         $ 2,904        $7,554         $3,007        $ 3,373      $28,966
                               =======       =======         =======        ======         ======        =======      =======
LIABILITIES AND
  STOCKHOLDER'S EQUITY

Time deposits..............      3,320         1,563           2,109           825              5             --        7,822
Savings and interest
  checking deposits........      7,866            --              --            --             --             --        7,866
Noninterest-bearing
  deposits.................         --            --              --            --             --          3,427        3,427
                               -------       -------         -------        ------         ------        -------      -------
         Total deposits....     11,186         1,563           2,109           825              5          3,427       19,115
Federal funds purchased and
  securities sold under
  agreement to
  repurchase...............      3,754           654              --            --             --             --        4,408
Minority interest-preferred
  stock of subsidiary......         --            --              --            --             --            250          250
Other interest-bearing
  liabilities..............      1,903           141             304            --            435             --        2,783
Other noninterest-bearing
  liabilities..............         --            --              --            --             --            380          380
Stockholder's equity.......         --            --              --            --             --          2,030        2,030
                               -------       -------         -------        ------         ------        -------      -------
         Total liabilities
           and
           stockholder's
           equity..........    $16,843       $ 2,358         $ 2,413        $  825         $  440        $ 6,087      $28,966
                               =======       =======         =======        ======         ======        =======      =======
Interest sensitivity gap
  before net interest rate
  swaps, derivative
  products and forward
  commitments..............     (7,535)          462             491         6,729          2,567         (2,714)
         Net interest rate
           swaps...........        143            62              (8)         (168)           (29)            --
                               -------       -------         -------        ------         ------        -------
Interest sensitivity gap...    $(7,392)      $   524         $   483        $6,561         $2,538        $(2,714)
                               =======       =======         =======        ======         ======        =======
Cumulative gap.............                  $(6,868)        $(6,385)       $  176         $2,714
                                             =======         =======        ======         ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 2000. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. Certificates of deposit are reported based upon scheduled maturity without reference to early redemption or renewal options. Fixed term assets such as residential mortgages and consumer loans are reported based upon scheduled repayments and estimated prepayments based on historical behavior. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 2000, the Corporation had a cumulative negative one-year interest rate gap of $6.4 billion. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

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

     Given a static balance sheet at December 31, 2000, for an immediate 100 basis point upward movement in interest rates, net interest income would decrease by approximately $20.2 million over the next year compared to what it would otherwise have been, and the net equity value of all interest-sensitive positions would decrease by $119.7 million. Conversely, a decline in rates would have approximately the same absolute impacts but in the opposite direction. At December 31, 1999, the same analysis using similar assumptions indicated that net interest income would have decreased by approximately $19.2 million and the net equity value of all interest-sensitive positions would have decreased by $126.6 million.

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

     The Corporation's Consolidated Statements of Cash Flows divide its activities into three main categories: operating, investing and financing. Operating activities consist of those activities not categorized as investing or financing and generally include cash revenues and expenses associated with providing services to customers. Investing cash flows are defined as those arising from the acquisition or disposal of loans, securities, money market assets, subsidiaries and fixed assets. Financing cash flows include deposits, both infusions from and dividend payments to the stockholder, along with borrowings and principal repayments to bondholders or other creditors.

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and trading assets be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's cash flows generated from operations. Core operating cash flows, consisting of net income before provision for loan losses and depreciation and amortization, increased by $84 million. Assets held for sale increased $242 million, while year-end trading account assets were virtually unchanged.

     In 2000, the Corporation's investing activities utilized a total of $1.6 billion in net cash. Loans, the primary use of new funds, increased $1.13 billion. Securities increased $271 million, while bank-owned insurance increased $134 million.

     In 2000, the Corporation's financing activities included accepting customer deposits, issuing short-term senior notes and utilizing other short-term borrowings. Financing activities provided $1.42 billion of net cash available to the Corporation in 2000. Deposits increased $1.73 billion, while short-term borrowings increased $808 million. Net repayments of short-term senior notes were $1.11 billion. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

     In the past three years, the Corporation has had one significant noncash transaction. On July 1, 2000, Bankmont Financial Corp. ("Bankmont") contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests.

SELECTED LOAN MATURITY SPREAD

     Variable rate loans, excluding consumer loans, accounted for 47 percent of total loans in 2000, a decrease from 55 percent in 1999. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1.37 billion. Of these loans, $1.20 billion or 88 percent are due within five years. Overall, the average FTE yield on total loans increased to
8.38 percent in 2000 from 7.43 percent in 1999. The Corporation's average prime rate in 2000 was 9.23 percent compared to 8.00 percent in 1999.

Type of Loan, by Maturity*

                                                               DECEMBER 31, 2000
                                                -----------------------------------------------
                                                  WITHIN     1 THROUGH      OVER
                                                  1 YEAR      5 YEARS     5 YEARS      TOTAL
                                                  ------     ---------    -------      -----
                                                                (IN THOUSANDS)
Commercial, financial and agricultural........  $7,086,540   $1,169,261   $147,315   $8,403,116
Real estate construction......................     209,350       35,601      3,922      248,873
Foreign.......................................      13,478           --     10,735       24,213
                                                ----------   ----------   --------   ----------
                                                $7,309,368   $1,204,862   $161,972   $8,676,202
                                                ==========   ==========   ========   ==========
Loans with:
  Predetermined interest rates................  $1,040,328   $  315,889   $ 68,416   $1,424,633
  Floating interest rates.....................   6,269,040      888,973     93,556    7,251,569
                                                ----------   ----------   --------   ----------
                                                $7,309,368   $1,204,862   $161,972   $8,676,202
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

     At December 31, 2000, the fair value of available-for-sale securities was $18 million below amortized cost. As a result, stockholder's equity included $11 million of unrealized (after tax effect) holding losses. At December 31, 1999, the fair value of available-for-sale securities was $266 million below amortized cost, and stockholder's equity included $161 million of unrealized (after tax effect) holding losses.

     Securities averaged $9.13 billion in 2000. On an FTE basis, interest income from securities increased $99.7 million to $608.1 million. The overall FTE yield on the Corporation's securities averaged 6.49 percent during 2000. Yields on average available-for-sale securities are based on amortized cost.

                                                                   DECEMBER 31
                                           ------------------------------------------------------------
                                                  2000                 1999                 1998
                                           ------------------   ------------------   ------------------
                                             AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                                             ------     -----     ------     -----     ------     -----
                                                        (FULLY TAXABLE EQUIVALENT YIELDS)
                                                   (DAILY BALANCE SHEET AVERAGES, IN THOUSANDS)
Securities available-for-sale
  U.S. Treasury..........................  $1,770,558   5.93%   $1,664,336   5.82%   $1,755,980   6.22%
  Federal agency.........................   6,641,180   6.60     5,914,397   6.02     4,570,107   6.27
  State and municipal....................     515,256   7.03       520,704   7.31       453,271   7.91
  Other..................................     202,809   6.67       152,781   7.25        73,528   6.62
                                           ----------   ----    ----------   ----    ----------   ----
          Total securities
            available-for-sale...........  $9,129,803   6.49%   $8,252,218   6.08%   $6,852,886   6.37%
                                           ==========   ====    ==========   ====    ==========   ====

     The Corporation periodically repositions its investment portfolio in response to changes in laws, in order to meet regulatory capital requirements or, as part of asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. During 2000, the Corporation purchased $10.22 billion of available-for-sale securities, sold $828 million of available-for-sale securities and had $9.13 billion of available-for-sale securities mature. During 1999, the Corporation purchased $9.77 billion of available-for-sale securities, sold $996 million of available-for-sale securities and had $7.68 billion of available-for-sale securities mature. The aforementioned sales of securities generated a pretax net gain of $15.0 million during 2000 compared to a net gain of $14.6 million during 1999 and a net gain of $27.2 million in 1998. On an after-tax basis, the Corporation recorded a net gain from securities sales of $9.2 million in 2000 compared to $8.9 million in 1999 and $16.6 million in 1998. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

     Unrealized holding losses for available-for-sale securities, as of December 31, 2000, amounted to $18 million compared to unrealized holding losses of $266 million as of December 31, 1999. The change in unrealized losses of $248 million was primarily due to gains in market value as a result of a change in the mix of the portfolio.

Carrying Value

                                                                 DECEMBER 31
                                         ------------------------------------------------------------
                                                2000                 1999                 1998
                                         ------------------   ------------------   ------------------
                                           AMOUNT       %       AMOUNT       %       AMOUNT       %
                                           ------       -       ------       -       ------       -
                                                                (IN THOUSANDS)
Securities available-for-sale
  U.S. Treasury........................  $1,557,353    17.1   $1,777,479    20.7   $1,684,671    21.5
  Federal agency.......................   6,862,198    75.2    6,112,002    71.1    5,493,737    70.3
  State and municipal..................     495,382     5.4      523,211     6.1      500,874     6.4
  Other................................     210,721     2.3      178,740     2.1      138,637     1.8
                                         ----------   -----   ----------   -----   ----------   -----
          Total securities
            available-for-sale.........  $9,125,654   100.0   $8,591,432   100.0   $7,817,919   100.0
                                         ==========   =====   ==========   =====   ==========   =====

     At year-end 2000, the weighted average maturity of the Corporation's available-for-sale securities was 9 years and 2 months, an increase of 6 months from the average maturity at the end of 1999. The maturity distribution of the investment portfolio at December 31, 2000, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 2000. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                                   DECEMBER 31
                           -------------------------------------------------------------------------------------------
                                                                            STATE, MUNICIPAL
                               U.S. TREASURY          FEDERAL AGENCY            AND OTHER                TOTAL
                           ---------------------   ---------------------   -------------------   ---------------------
                                        WEIGHTED                WEIGHTED              WEIGHTED                WEIGHTED
                                        AVERAGE                 AVERAGE               AVERAGE                 AVERAGE
                             AMOUNT      YIELD       AMOUNT      YIELD      AMOUNT     YIELD       AMOUNT      YIELD
                             ------     --------     ------     --------    ------    --------     ------     --------
                                                 (FULLY TAXABLE EQUIVALENT YIELDS, IN THOUSANDS)
Securities
  available-for-sale
  Within 1 year..........  $  398,303     5.73%    $2,276,223     6.46%    $ 85,368     7.28%    $2,759,894     6.38%
  1 to 5 years...........     852,292     5.50      1,758,948     6.81      306,517     6.95      2,917,757     6.44
  5 to 10 years..........     301,110     5.00        200,211     6.54      139,911     7.22        641,232     5.96
  Over 10 years..........          --       --      2,640,766     6.75       18,309     7.44      2,659,075     6.75
  No stated maturity.....          --       --             --       --      166,185     6.67        166,185     6.67
                           ----------              ----------              --------              ----------
        2000 Total.......  $1,551,705     5.46%    $6,876,148     6.66%    $716,290     6.99%    $9,144,143     6.48%
                           ==========     ====     ==========     ====     ========     ====     ==========     ====
        1999 Total.......  $1,841,825     5.50%    $6,293,627     6.03%    $722,652     7.36%    $8,858,104     6.03%
                           ==========     ====     ==========     ====     ========     ====     ==========     ====
2000 Average maturity....       3 years 4 months       11 years 3 months       2 years 1 month        9 years 2 months
1999 Average maturity....       4 years 7 months       10 years 8 months      2 years 9 months        8 years 9 months

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 2000, there were no securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 2000.

DEPOSITS

     Total deposits in 2000 averaged $18.48 billion, up $1.25 billion or 7 percent from 1999. The Corporation's average core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits grew $400 million or 3 percent to $14.36 billion. Deposits in foreign offices experienced the largest growth, up $712 million or 44 percent over 1999 levels. Interest checking deposits and savings certificates increased by $47 million or 16 percent and by $267 million or 8 percent over 1999 levels, respectively. Other time deposits also experienced an increase of $133 million or 8 percent over 1999 levels to $1.83 billion. Money market accounts and demand deposits totaling $5.26 and $3.15 billion respectively, remained at relatively the same level as 1999. Passbook and statement savings accounts decreased by $137 million or 7 percent to $1.80 billion. Daily averages and year-to-year comparisons are summarized below.

                                                                              INCREASE (DECREASE)    INCREASE (DECREASE)
                                                  DECEMBER 31                    2000 VS. 1999          1999 VS. 1998
                                    ---------------------------------------   --------------------   --------------------
                                       2000          1999          1998          AMOUNT        %        AMOUNT        %
                                       ----          ----          ----          ------        -        ------        -
                                                               (DAILY AVERAGES, IN THOUSANDS)
Demand deposits...................  $ 3,146,273   $ 3,183,193   $ 3,602,985    $  (36,920)     (1)    $ (419,792)    (12)
Interest checking deposits........      348,608       301,408       488,439        47,200      16       (187,031)    (38)
Money market accounts.............    5,260,012     4,997,657     3,574,106       262,355       5      1,423,551      40
Passbook and statement savings
  accounts........................    1,796,150     1,933,199     1,860,009      (137,049)     (7)        73,190       4
Savings certificates..............    3,753,569     3,486,463     3,797,120       267,106       8       (310,657)     (8)
Other time deposits...............    1,833,713     1,700,593     1,733,510       133,120       8        (32,917)     (2)
Deposits in foreign offices.......    2,340,022     1,627,569     1,279,126       712,453      44        348,443      27
                                    -----------   -----------   -----------    ----------      --     ----------     ---
         Total deposits...........  $18,478,347   $17,230,082   $16,335,295    $1,248,265       7     $  894,787       5
                                    ===========   ===========   ===========    ==========      ==     ==========     ===

     Interest expense on deposits increased by $170.9 million or 30 percent in 2000 primarily due to higher interest rates. Interest expense on domestic deposits increased 21 percent from 1999, while interest on foreign office deposits increased by 85 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below:

Average Interest Rates Paid

                                                               YEARS ENDED DECEMBER 31
                                                              -------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Interest checking deposits..................................  2.37%     2.02%     2.20%
Money market accounts.......................................  3.46      2.99      3.73
Passbook and statement savings accounts.....................  3.52      3.14      3.48
Savings certificates........................................  5.74      5.11      5.59
Other interest-bearing time deposits........................  6.42      5.19      5.55
Time deposits in foreign offices............................  6.36      4.98      5.33
                                                              ----      ----      ----
          Total interest-bearing deposits...................  4.79%     4.01%     4.60%
                                                              ====      ====      ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $2.98 billion at December 31, 2000. Total interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $187.8 million compared to $147.2 million in 1999 and $166.7 million in 1998. Virtually all time deposits in foreign offices were in denominations of $100,000 or more.

     The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:

Domestic Office Certificates of Deposit

                                                                   DECEMBER 31
                                                             ------------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Maturities:
  3 months or less.........................................  $1,985   $1,772   $2,297
  3 to 6 months............................................     318      305      480
  6 to 12 months...........................................     433      324      248
  Over 12 months...........................................     242      146      155
                                                             ------   ------   ------
          Total............................................  $2,978   $2,547   $3,180
                                                             ======   ======   ======

MONEY MARKET ASSETS AND LIABILITIES

     The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, increased 13 percent to $462 million in 2000 from $408 million in 1999. The average yield on money market assets increased from 3.40 percent in 1999 to 4.85 percent in 2000. Interest income earned on these assets increased 61 percent to $22.4 million in 2000. At December 31, 2000, interest-bearing deposits at banks, Federal funds sold and reverse repurchase agreements totaled $141 million, $466 million and zero, respectively, compared to $240 million, $378 million and $6 million at year-end 1999.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, senior notes and other short-term borrowings, represent a managed source of funds for the Corporation. During 2000, money market liabilities averaged $6.86 billion, an increase of 27 percent from 1999, when money market liabilities averaged $5.82 billion. The average rate paid on these borrowings increased from 4.93 percent in 1999 to
6.18 percent in 2000, reflecting generally higher short-term interest rates experienced by the market during 2000. At December 31, 2000, repurchase agreements totaled $3.46 billion compared to $3.30 billion at year-end 1999. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 2000, 1999 and 1998:

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

                                                                2000          1999          1998
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year........................    $4,407,585    $4,580,887    $3,503,549
Average interest rate of outstanding borrowings at end of
  year...................................................          6.10%         4.65%         4.59%
Highest amount outstanding as of any month-end during the
  year...................................................    $5,610,183    $4,580,887    $3,503,549
Daily average amount outstanding during the year.........    $4,762,058    $3,695,446    $2,977,473
Daily average annualized rate of interest................          6.12%         4.80%         5.12%

     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities The following amounts and rates applied during 2000, 1999 and 1998:

Short-Term Borrowings

                                                                  2000          1999         1998
                                                                  ----          ----         ----
                                                                          (IN THOUSANDS)
Amount outstanding at end of year..........................    $1,492,614    $  684,127    $168,151
Average interest rate of outstanding borrowings at end of
  year.....................................................          6.72%         6.44%       5.83%
Highest amount outstanding as of any month-end during the
  year.....................................................    $1,540,611    $1,044,098    $443,499
Daily average amount outstanding during the year...........    $  989,766    $  512,311    $188,575
Daily average annualized rate of interest..................          6.36%         5.16%       5.25%

     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days The following amounts and rates applied during 2000, 1999 and 1998:

Commercial Paper

                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year...........................    $366,614    $245,050    $261,905
Average interest rate of outstanding commercial paper at end
  of year...................................................        6.28%       4.67%       4.50%
Highest amount outstanding as of any month-end during the
  year......................................................    $366,614    $332,479    $350,070
Daily average amount outstanding during the year............    $285,156    $286,362    $308,508
Daily average annualized rate of interest...................        6.07%       4.85%       5.23%

     Senior notes are short- and medium-term notes issued to institutional investors from time-to-time. During 2000, 1999 and 1998 only short-term notes were outstanding. The following amounts and rates applied during 2000, 1999 and 1998:

Senior Notes

                                                               2000            1999            1998
                                                               ----            ----            ----
                                                                          (IN THOUSANDS)
Amount outstanding at end of year.....................      $  389,500      $1,500,000      $  940,000
Average interest rate of outstanding senior notes at
  end of year.........................................            6.59%           5.40%           5.22%
Highest amount outstanding as of any month-end during
  the year............................................      $1,228,000      $1,500,000      $1,231,000
Daily average amount outstanding during the year......      $  822,283      $1,322,518      $  855,366
Daily average annualized rate of interest.............            6.36%           5.22%           5.58%

DISTRIBUTION OF LOANS BY TYPE OF BORROWER

SUMMARY

     In 2000, significant year-to-year loan growth occurred among the following loan categories: public and private service industries, mortgages secured by residential and commercial property and other installment.

                                                              YEARS ENDED DECEMBER 31
                                             ---------------------------------------------------------
                                               2000        1999        1998        1997        1996
                                               ----        ----        ----        ----        ----
                                                                   (IN MILLIONS)
Domestic Loans:
  Manufacturing and processing.............  $ 2,545.2   $ 2,691.2   $ 2,510.7   $ 2,376.6   $ 1,856.5
  Public and private service industries....    2,903.2     2,687.7     2,553.4     2,412.0     2,107.0
  Mining (including oil and gas)...........       34.2        29.3        12.5        14.7        25.0
  Farmers..................................      186.7       173.1       141.6       166.2       151.4
  Individuals (single payment).............      550.4       486.0       564.4       549.1       419.2
  Loans to purchase and carry securities...       20.1        20.9        23.9        25.6        41.4
  State and political subdivisions,
    including industrial revenue bonds.....        4.2         9.1        12.4        14.0        19.6
  Other commercial.........................    1,011.7       939.9       810.7       534.7       633.0
                                             ---------   ---------   ---------   ---------   ---------
         Total Commercial..................    7,255.7     7,037.2     6,629.6     6,092.9     5,253.1
                                             ---------   ---------   ---------   ---------   ---------
  Finance companies........................      153.6       192.8       197.6       219.5       236.1
  Commercial banks.........................       64.9         4.6          --         1.5       111.9
  Investment companies.....................       94.8        94.2       142.8        96.0        77.4
  Mortgage companies.......................       51.8        60.5        90.4        68.4         3.4
  Other financial institutions.............      590.5       769.6       726.4       631.4       505.3
                                             ---------   ---------   ---------   ---------   ---------
         Total Financial Institutions......      955.6     1,121.7     1,157.2     1,016.8       934.1
                                             ---------   ---------   ---------   ---------   ---------
         Total Brokers and Dealers.........      191.9       524.7       522.3       437.3       447.4
                                             ---------   ---------   ---------   ---------   ---------
  Construction.............................      248.9       145.6       184.9       197.4       227.0
  Mortgages secured by residential
    property...............................    3,975.0     3,474.9     3,267.0     2,861.7     2,472.7
  Mortgages secured by commercial
    property...............................    1,594.0     1,028.2       820.0       677.8       650.9
                                             ---------   ---------   ---------   ---------   ---------
         Total Real Estate.................    5,817.9     4,648.7     4,271.9     3,736.9     3,350.6
                                             ---------   ---------   ---------   ---------   ---------
  Charge card..............................         --          --          --          --     1,041.9
  Other installment........................    1,277.1     1,055.2       823.8       789.3       667.8
                                             ---------   ---------   ---------   ---------   ---------
         Total Installment (to
           individuals)....................    1,277.1     1,055.2       823.8       789.3     1,709.7
                                             ---------   ---------   ---------   ---------   ---------
         Total Lease Financing.............       27.5        22.9        26.3        34.4        36.0
                                             ---------   ---------   ---------   ---------   ---------
         Total Domestic Loans..............   15,525.7    14,410.4    13,431.1    12,107.6    11,730.9
                                             ---------   ---------   ---------   ---------   ---------
Foreign Loans:
  Governments and official institutions....         --         0.5         0.8         0.9         1.0
  Banks and other financial institutions...       12.9        10.8        52.9        51.0       137.6
  Other, primarily commercial and
    industrial.............................       11.3        26.9        28.2        37.1         3.0
                                             ---------   ---------   ---------   ---------   ---------
         Total Foreign Loans...............       24.2        38.2        81.9        89.0       141.6
                                             ---------   ---------   ---------   ---------   ---------
Less unearned income.......................        0.4         0.9         1.9         4.4         7.6
                                             ---------   ---------   ---------   ---------   ---------
  Loans, net of unearned income............  $15,549.5   $14,447.7   $13,511.1   $12,192.2   $11,864.9
                                             =========   =========   =========   =========   =========

     Average loans increased by 10 percent during 2000 compared to 1999. Daily average loans over the last five years were as follows:

                                                          DECEMBER 31
                              -------------------------------------------------------------------
                                 2000          1999          1998          1997          1996
                                 ----          ----          ----          ----          ----
                                                 (DAILY AVERAGES IN THOUSANDS)
Commercial, financial and
  agricultural..............  $ 9,391,214   $ 8,621,860   $ 7,955,876   $ 7,099,644   $ 6,642,169
Real estate construction....      201,970       162,290       170,997       232,687       223,618
Real estate mortgages.......    4,450,484     4,026,187     3,831,882     3,010,950     2,261,940
Installment.................    1,128,638       981,576       902,486       909,105       591,499
Charge card.................           --            --            --       806,085       965,043
Foreign.....................       29,983        33,627        77,010        92,390       214,767
Lease financing.............       23,807        23,183        28,616        35,225         5,367
                              -----------   -----------   -----------   -----------   -----------
          Total loans.......   15,226,096    13,848,723    12,966,867    12,186,086    10,904,403
Less unearned income........          604         1,294         2,981         5,667        12,670
                              -----------   -----------   -----------   -----------   -----------
          Loans, net of
            unearned
            income..........  $15,225,492   $13,847,429   $12,963,886   $12,180,419   $10,891,733
                              ===========   ===========   ===========   ===========   ===========

     Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall exposure. When lending to specialized industries, such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $12.53 billion and $3.02 billion, respectively, of total loans at 2000 year-end.

RISK MANAGEMENT

SUMMARY

     In a commercial banking environment, corporate personnel must identify, quantify, monitor, evaluate and manage the risks inherent in its businesses, product lines and other activities. Through its risk management framework the
Corporation:

          (1) Maintains a clear philosophy, approach and accountability towards risk-taking activities in well-documented policies, directives and procedures.

          (2) Fosters an environment where risks incurred are commensurate with an individual's qualifications, skills and expertise.

          (3) Implements risk measures and limits to contain, diversify, or otherwise mitigate certain risks the Corporation faces.

          (4) Continuously enhances information flows and reporting to monitor exposures and ensure timely responses to any change in risk profiles.

     The risk management framework helps to ensure that the Corporation employs its capital efficiently and achieves returns commensurate with the risk undertaken. The Corporation's risk management process includes continuous monitoring and review of the following classes of risk:

          (1) Credit risk, which is risk of loss of principal, interest or revenues due to the obligor's inability or failure to repay a financial obligation. This includes loan loss risk, replacement risk and settlement risk.

          (2) Market risk (also often referred to as position risk), is the risk of a potential negative impact on the Corporation's balance sheet and income statement resulting from adverse changes in the price or value of open or unhedged market positions.

          (3) Operational risk is defined as the risk of loss resulting from an internal control breakdown, for example in communications, information or transactional processing, legal/compliance issues, technology/systems or procedural failures, human errors, disasters or criminal activity.

          (4) Fiduciary risk, which arises when the Corporation, or its employees acting purportedly on its behalf, take actions which violate the trust and confidence properly placed in the Corporation by the client.

          (5) Liquidity and funding risk is the risk that the organization will be unable to meet its financial commitments without having to raise funds at unreasonable prices or sell assets on a forced basis.

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

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this concentration risk is mitigated by a number of factors (see Note 10 to Financial Statements on page 70 of this Report for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business.

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

     Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Non-real estate secured open-end consumer loans are charged off when 180 days past due while non-real estate secured closed-end consumer loans are charged off when 120 days past due. For consumer loans secured by residential real estate, a current assessment of value is made no later than 180 days past due. Any outstanding loan balance in excess of the value of the property, less cost to sell, is classified "Loss" and charged off.

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

     In addition to risks on earning assets, the Corporation has various commitments and contingent liabilities outstanding that are not reflected on its Consolidated Statements of Condition. Examples of these "off-balance-sheet" items include foreign exchange and interest rate contracts, assets held in trust, loan commitments and letters of credit. Virtually all off-balance-sheet items must conform to the same risk review process as loans and are subject to the Corporation's preset limits on customer and product risk. Various hedging strategies are employed to reduce certain types of exposure. Management reviews the magnitude and quality of outstanding commitments and contingent liabilities.

     The Corporation's exposure to interest rate risk is primarily managed within the Corporation's Treasury Group. The Corporation follows Treasury Group Directives to define the maximum potential exposures that are permissible for activities involving interest rate risk. The Standard is defined in terms of both earnings risk and valuation risk for the Corporation's banking subsidiaries. For further information on interest rate risk, see the Interest Sensitivity section on page 26 of this Report.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

     Management closely monitors nonperforming assets, including assets received in satisfaction of debt. Nonperforming assets were 0.69 percent of total loans at December 31, 2000, compared with 0.21 percent of total loans at year-end 1999. The increase in nonperforming loans was experienced primarily with certain syndicated credits, which are subject to the Shared National Credit regulatory examination process. These nonperforming credits are not correlated by industrial sector or geographical region. Instead the classification as nonperforming relates to weakened operating and financial performance on the part of the borrowers, generally as a result of increasing economic adversity over the course of the year. All nonperforming loans were domestic.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $5.3 million in 2000 compared to $1.4 million in 1999.

                                                        YEARS ENDED DECEMBER 31
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                            ----       ----       ----       ----       ----
                                                             (IN THOUSANDS)
Nonaccrual loans........................  $100,916    $25,205    $24,152    $22,729    $30,902
Restructured loans......................     2,949      2,975      1,523        598      1,512
                                          --------    -------    -------    -------    -------
          Total nonperforming loans.....   103,865     28,180     25,675     23,327     32,414
Other assets received in satisfaction of
  debt..................................     3,457      1,496        923      1,741      1,974
                                          --------    -------    -------    -------    -------
          Total nonperforming assets....  $107,322    $29,676    $26,598    $25,068    $34,388
                                          ========    =======    =======    =======    =======
90-day past due loans, still accruing
  interest (all domestic)...............  $ 30,652    $39,245    $24,227    $29,178    $48,327
                                          ========    =======    =======    =======    =======
Gross amount of interest that would have
  been recorded if all year-end
  nonperforming loans had been accruing
  interest at their original terms......  $  6,106    $ 1,452    $ 2,072    $ 1,422    $ 3,346
Interest income actually recognized.....       796         86         76         51         76
                                          --------    -------    -------    -------    -------
          Interest shortfall............  $  5,310    $ 1,366    $ 1,996    $ 1,371    $ 3,270
                                          ========    =======    =======    =======    =======
Nonperforming loans to total loans at
  year-end..............................      0.67%      0.20%      0.19%      0.21%      0.27%
Nonperforming assets to total loans at
  year-end..............................      0.69       0.21       0.20       0.23       0.29

LOAN CONCENTRATIONS

     Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total mortgage loans, at December 31, 2000 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $7.26 billion, or 47 percent of total outstandings at year-end 2000. Most of these credits were extended to manufacturing and service-related companies. Outstandings to food and beverage industries represented 23 percent of all manufacturing loans and 4 percent of total consolidated loans. The largest concentration within service-related industries was business and personal, which accounted for 36 percent of all service-related credits and 7 percent of total loans.

     Foreign loans totaled $24 million at year-end 2000, accounting for 0.2 percent of the Corporation's total outstandings.

     Real estate loans, including residential mortgages, totaled $5.82 billion at December 31, 2000, or 37 percent of total outstandings. Mortgage loans collateralized by residential property totaled $3.98 billion, or 26 percent of loans. Commercial real estate mortgages and construction loans totaled $1.84 billion at the end of 2000, representing 12 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found below.

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

     As of December 31, 2000, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $1.8 billion, which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $1.7 million were classified as nonperforming assets representing less than 1 percent of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 2000 or 1999. Management does not currently anticipate the need to increase its allowance for possible loan losses to reflect potential charge-offs in its commercial real estate loan portfolio.

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

     In 1994, the Corporation adopted the guidelines set forth under the December 1993 "Interagency Policy Statement on the Allowance for Loan and Lease Losses" issued by the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Federal Reserve Board. This statement provides comprehensive guidance on the maintenance of an adequate allowance for loan and lease losses. The guidance suggests that quantitative measures (i.e., historical net charge-off rates for various pools of similar loans) as well as certain subjective factors be considered in determining estimates of credit losses in the loan and lease portfolios. The subjective factors that should also be considered and that could potentially modify some of the conclusions reached by only looking at the quantitative measures are: significant changes in the institution's lending policies and procedures; changes in national and local business and economic conditions; changes in the nature and volume of the loan portfolio;

changes in the experience, ability and depth of lending management and staff; changes in the trend of the volume and severity of past due and classified loans; changes in the quality of the institution's loan review system; the existence and effect of any concentrations, and changes in the level of such concentrations; and the effect of external factors such as competition or any special legal or regulatory changes.

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

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably possible, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 21 percent, 6 percent, 4 percent, 3 percent and 5 percent of the consolidated allowance for possible loan losses was represented by doubtful portions of loans at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. At December 31, 2000, the Corporation had allocated $42.8 million to loans internally categorized as doubtful, compared to $10.2 million at year-end 1999. The increased level of loans categorized as doubtful at December 31, 2000 related directly to the increase in nonperforming assets in 2000. See the Nonaccrual, Restructured and Past Due Loans section on page 37 of this Report for further discussion.

     At December 31, 2000 and 1999, the Corporation designated all of the allocated portion of the allowance to cover total domestic credit exposure only; accordingly, no allocation was deemed necessary for foreign exposure.

     During 2000, the provision for loan losses increased to $34.1 million, compared to $27.9 million in 1999. At year-end 2000, the allowance for possible loan losses was $170 million, or 1.10 percent of total loans outstanding, compared to $162 million or 1.12 percent of total loans in 1999. The provision for loan losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible loan losses to total loans and the ratio of the allowance for possible loan losses to nonperforming loans are evaluated on a regular basis. At year-end 2000, the ratios of the allowance for possible loan losses to total loans and to nonperforming loans were 1.10 percent and 164 percent, respectively.

     Net charge-offs in 2000 were $26.3 million, or 0.17 percent of average loans outstanding as compared to $19.2 million, or 0.14 percent of average loans outstanding in 1999. Net charge-offs of domestic commercial loans amounted to $23.4 million in 2000, or 0.24 percent of average domestic commercial loans outstanding, an increase from $14.0 million, or 0.16 percent of average domestic commercial loans outstanding in 1999. Installment loans, including real estate mortgages, had net charge-offs of $2.9 million in 2000, or 0.05 percent of average outstandings, and $5.2 million, or 0.10 percent of average outstandings in 1999. Over the five-year period ending December 31, 2000, combined total net charge-offs were 0.30 percent of average total loans outstanding.

     The Federal Reserve Board has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Board. At December 31, 2000 and 1999, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

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

Allocation of the Allowance for Possible Loan Losses

                                   2000                        1999                        1998
                         -------------------------   -------------------------   -------------------------
                                     LOAN CATEGORY               LOAN CATEGORY               LOAN CATEGORY
                                       AS A % OF                   AS A % OF                   AS A % OF
                         ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS
                         ---------   -------------   ---------   -------------   ---------   -------------
                                                          (IN THOUSANDS)
Allocated Portion:
  Commercial...........  $119,123         65.9%      $ 70,235         68.2%      $ 64,456         68.9%
  Retail...............    12,944         34.0          7,444         31.5          6,685         30.5
  Foreign..............        --          0.1             --          0.3             --          0.6
                         --------        -----       --------        -----       --------        -----
Total Allocated
  Portion..............   132,067        100.0%        77,679        100.0%        71,141        100.0%
                                         =====                       =====                       =====
Unallocated Portion....    38,350          N/A         84,455          N/A         82,343          N/A
                         --------                    --------                    --------
          Total........  $170,417                    $162,134                    $153,484
                         ========                    ========                    ========

Analysis of Allowance for Possible Loan Losses

                                                        YEARS ENDED DECEMBER 31
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                     ----          ----          ----          ----          ----
                                                            (IN THOUSANDS)
Beginning balance...............  $   162,134   $   153,484   $   143,586   $   154,787   $   141,508
                                  -----------   -----------   -----------   -----------   -----------
Charge-offs:
  Commercial, financial and
     agricultural...............       27,555        18,925        23,090        17,215        13,280
  Real estate construction......           --            --             1           757           925
  Installment and real estate
     mortgages..................        7,415         9,385        10,291         7,271         3,137
  Charge card...................           --            --            --        58,897        46,627
                                  -----------   -----------   -----------   -----------   -----------
          Total charge-offs.....       34,970        28,310        33,382        84,140        63,969
                                  -----------   -----------   -----------   -----------   -----------
Recoveries:
  Commercial, financial and
     agricultural...............        4,106         4,899         9,088         5,343         4,930
  Real estate construction......           --            --            --           673         1,617
  Installment and real estate
     mortgages..................        4,540         4,181         3,374         1,502         1,223
  Charge card...................           --            --            --         5,894         7,278
                                  -----------   -----------   -----------   -----------   -----------
          Total recoveries......        8,646         9,080        12,462        13,412        15,048
                                  -----------   -----------   -----------   -----------   -----------
          Net charge-offs.......       26,324        19,230        20,920        70,728        48,921
                                  -----------   -----------   -----------   -----------   -----------
Provisions charged to expense:
  Domestic......................       34,052        27,880        30,818        59,527        57,400
  Foreign.......................           --            --            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
          Total provisions......       34,052        27,880        30,818        59,527        57,400
                                  -----------   -----------   -----------   -----------   -----------
Allowance related to acquired
  loans.........................          555            --            --            --         4,800
                                  -----------   -----------   -----------   -----------   -----------
Ending balance..................  $   170,417   $   162,134   $   153,484   $   143,586   $   154,787
                                  ===========   ===========   ===========   ===========   ===========
Net loans, end of period........  $15,549,468   $14,447,674   $13,511,091   $12,192,237   $11,864,919
                                  -----------   -----------   -----------   -----------   -----------
Net loans, daily averages.......  $15,225,492   $13,847,429   $12,963,886   $12,180,419   $10,891,733
                                  ===========   ===========   ===========   ===========   ===========
Ratios:
  Net charge-offs to average
     loans outstanding..........         0.17%         0.14%         0.16%         0.58%         0.45%
  Allowance for possible loan
     losses to loans outstanding
     (end of period)............         1.10          1.12          1.14          1.18          1.30
  Allowance for possible loan
     losses to nonperforming
     loans (end of period)......          164           575           598           616           478
  Allowance for possible loan
     losses to nonperforming
     assets.....................          159           546           577           573           450
  Net charge-offs to allowance
     for possible loan losses
     (beginning of period)......           16            13            15            46            35

INTERNATIONAL BANKING

SUMMARY

     International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the Nassau branch office; representative offices in Los Angeles and Tokyo; and HBIC.

     International banking services contributed $22.7 million, or 7 percent, of the Corporation's 2000 consolidated net income, compared to $19.2 million or 8 percent in 1999. International operating income was $53.7 million in 2000 and represented 2 percent of the Corporation's total operating income. In 1999 and 1998, international operating income represented 2 and 3 percent, respectively, of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign Assets and Liabilities

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Loans:
  Governments and official institutions.....................  $     --   $    504   $    812
  Banks and other financial institutions....................    12,913     10,751     52,855
  Other, primarily commercial and industrial................    11,300     26,890     28,200
                                                              --------   --------   --------
          Total loans.......................................    24,213     38,145     81,867
                                                              --------   --------   --------
Deposits in banks located outside the United States:
  Interest-bearing..........................................   157,750    239,832     98,929
  Other.....................................................    14,581      4,704     11,987
                                                              --------   --------   --------
          Total deposits in banks...........................   172,331    244,536    110,916
                                                              --------   --------   --------
Acceptances and other identifiable assets...................    37,075     39,616     27,103
                                                              --------   --------   --------
          Total identifiable foreign assets.................  $233,619   $322,297   $219,886
                                                              ========   ========   ========
Deposit liabilities:
  Banks located in foreign countries........................  $ 80,369   $ 83,014   $ 88,374
  Foreign governments and official institutions.............        --         --      6,089
  Other demand..............................................   144,932    106,209     75,691
  Other time and savings....................................   103,073     74,707     47,402
                                                              --------   --------   --------
          Total deposit liabilities.........................   328,374    263,930    217,556
Short-term borrowings.......................................   418,426    143,333    176,876
Acceptances outstanding.....................................    27,415     39,447     26,934
                                                              --------   --------   --------
          Total identifiable foreign liabilities............  $774,215   $446,710   $421,366
                                                              ========   ========   ========

GEOGRAPHIC DISTRIBUTION

     As of year-end 2000, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims. The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

International Banking by Domicile of Obligor

                                             INTERNATIONAL LOANS
                                             --------------------   INTEREST-BEARING
                                             DOMESTIC    FOREIGN      DEPOSITS AT
                                              OFFICES    OFFICES         BANKS          TOTAL      %
                                             --------    -------    ----------------    -----      -
                                                                  (IN THOUSANDS)
DECEMBER 31, 2000
Continental Europe........................    $   389    $   164        $ 14,170       $ 14,723     8
Pacific and Far East......................         --      7,038          70,010         77,048    42
United Kingdom and Ireland................        226      1,504          38,287         40,017    22
Western Hemisphere (excluding U.S. and
  Canada).................................      7,095      4,017          32,171         43,283    24
Canada....................................      3,738         --           3,112          6,850     4
Middle East and Africa....................         --         42              --             42    --
                                              -------    -------        --------       --------   ---
          Total international banking.....    $11,448    $12,765        $157,750       $181,963   100
                                              =======    =======        ========       ========   ===
DECEMBER 31, 1999
Continental Europe........................    $10,483    $   213        $ 28,333       $ 39,029    14
Pacific and Far East......................         --         --         135,968        135,968    49
United Kingdom and Ireland................      1,744        214          24,827         26,785    10
Western Hemisphere (excluding U.S. and
  Canada).................................     10,589        504          30,881         41,974    15
Canada....................................      4,156         --          18,914         23,070     8
Middle East and Africa....................         --     10,242             909         11,151     4
                                              -------    -------        --------       --------   ---
          Total international banking.....    $26,972    $11,173        $239,832       $277,977   100
                                              =======    =======        ========       ========   ===
DECEMBER 31, 1998
Continental Europe........................    $20,667    $   172        $ 34,721       $ 55,560    31
Pacific and Far East......................      1,441          9          50,576         52,026    29
United Kingdom and Ireland................         11     51,546              97         51,654    28
Western Hemisphere (excluding U.S. and
  Canada).................................      1,592        812           1,010          3,414     2
Canada....................................      5,530         --          12,191         17,721    10
Middle East and Africa....................         --         87             334            421    --
                                              -------    -------        --------       --------   ---
          Total international banking.....    $29,241    $52,626        $ 98,929       $180,796   100
                                              =======    =======        ========       ========   ===

FOURTH QUARTER 2000 COMPARED WITH FOURTH QUARTER 1999

     Net income for the fourth quarter of 2000 was $94.5 million, up 64 percent from fourth quarter 1999 earnings of $57.8 million. Earnings comparability for the fourth quarter was affected by the gain on the sale of the merchant card business and the gain on the sale of the corporate trust business and related charges. Excluding the effect of these items, fourth quarter earnings were $62.0 million representing a 7 percent increase over fourth quarter 1999. The merchant card business was sold to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada, and the resulting gain was eliminated in the consolidation of the Corporation with Bank of Montreal. Cash ROE and cash ROA for the fourth quarter 2000, excluding gains and related charges, were 17.23 percent and 0.92 percent, respectively, compared to cash ROE and cash ROA of 18.53 percent and 0.92 percent, respectively, in the same quarter a year ago.

     Fourth quarter 2000 net interest income on a fully taxable equivalent basis was $178.4 million, up $5.2 million or 3 percent from $173.2 million in 1999's fourth quarter. Average earning assets rose 9 percent to $25.88 billion from $23.82 billion in fourth quarter 1999 attributable to an increase of $672 million in securities available-for-sale and a 10 percent or $1.37 billion increase in average loans. Commercial and consumer lending and residential mortgages were the strongest contributors to this loan growth. Net interest margin declined to 2.75 percent from 2.88 percent in the same quarter last year.

     Noninterest income of $162.7 million increased 41 percent in fourth quarter 2000 from the same quarter last year. Excluding the effect of gains from the sale of corporate trust and merchant card businesses, noninterest income declined 8 percent quarter-to-quarter. This decrease was attributable to lower operating revenue from the businesses sold. In the current quarter trust fees declined $9.8 million, service fees and charges declined $5.2 million and merchant and charge card fees decreased $5.2 million. There were virtually no net securities gains in the year-ago quarter compared to net securities gains of $8.9 million in the current quarter. Other income, which includes syndication fees, income from tax-advantaged investments, gains on mortgage sales and other gains and fee income, increased $1.4 million from 1999.

     Fourth quarter 2000 noninterest expenses of $180.4 million declined $15.6 million or 8 percent from fourth quarter last year primarily reflecting a decline from last year's operating expense for the corporate trust business sold in first quarter 2000 and one-time systems expenditures related to Y2K made in 1999. Employment expense decreased $12.7 million, or 11 percent from the prior year. Equipment expense decreased $2.8 million or 16 percent. Income taxes rose by $23.7 million during the current quarter primarily reflecting higher pretax income.

     The fourth quarter 2000 provision for loan losses of $12.8 million was up $7.3 million from $5.5 million in the fourth quarter of 1999. Net loan charge-offs during the current quarter were $13.5 million, compared to $3.9 million in the same period last year.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPLEMENTARY DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  SUMMARY OF EARNINGS AND NET INTEREST INCOME

                                                            2000
                                              ---------------------------------
                                               4TH      3RD      2ND      1ST
                                               QTR.     QTR.     QTR.     QTR.
                                               ----     ----     ----     ----
                                              (FULLY TAXABLE EQUIVALENT (FTE) BASIS, IN MILLIONS EXCEPT RATIOS AND PER SHARE DATA)
Interest income.............................  $496.9   $483.0   $457.4   $430.2
Interest expense............................   329.5    319.7    295.0    267.2
                                              ------   ------   ------   ------
Net Interest Income.........................   167.4    163.3    162.4    163.0
FTE adjustment..............................    11.0     10.8     10.8     10.3
                                              ------   ------   ------   ------
Net interest income --
 FTE basis..................................   178.4    174.1    173.2    173.3
Provision for loan losses...................    12.8      7.3      7.3      6.6
                                              ------   ------   ------   ------
Net Interest Income after Provision for Loan
 Losses.....................................   165.6    166.8    165.9    166.7
                                              ------   ------   ------   ------
Noninterest Income
 Trust and investment management fees.......    29.8     29.8     30.8     38.2
 Money market and bond trading..............     3.2      2.5      2.8      0.4
 Foreign exchange...........................     1.4      1.9      2.1      1.8
 Merchant and charge card fees..............     2.8      6.3      6.8      5.4
 Service fees and charges...................    27.0     30.2     29.9     30.1
 Securities gains...........................     8.9      3.1      3.0       --
 Gain on sale of credit card portfolio......      --       --       --       --
 Gain on sale of corporate trust business...    (3.2)      --       --     50.2
 Gain on sale of merchant card business.....    60.2       --       --       --
 Bank-owned insurance.......................    11.8     11.3     11.2     10.8
 Foreign fees...............................     4.6      4.0      7.5      5.0
 Other......................................    16.2     19.4     15.6     13.6
                                              ------   ------   ------   ------
       Total noninterest income.............   162.7    108.5    109.7    155.5
                                              ------   ------   ------   ------
Noninterest Expenses
 Employment.................................    99.2    102.3    108.0    108.8
 Net occupancy..............................    13.9     13.5     14.6     13.7
 Equipment..................................    14.1     13.6     13.5     14.9
 Marketing..................................     9.1      9.3      7.2      6.0
 Communication and delivery.................     6.7      5.8      6.1      5.2
 Deposit insurance..........................     0.8      0.8      0.8      0.8
 Expert services............................     6.8      5.1      5.3      5.9
 Contract programming.......................     5.2      4.4      4.5      3.5
 Other......................................    18.3     16.2     15.4     18.7
                                              ------   ------   ------   ------
                                               174.1    171.0    175.4    177.5
 Goodwill and other valuation intangibles...     6.3      6.3      6.3      6.5
       Total noninterest expenses...........   180.4    177.3    181.7    184.0
                                              ------   ------   ------   ------
FTE income -- pretax........................   147.9     98.0     93.9    138.2
Applicable income taxes.....................    42.4     24.1     23.0     40.8
FTE adjustment..............................    11.0     10.8     10.8     10.3
                                              ------   ------   ------   ------
Net Income..................................    94.5     63.1     60.1     87.1
Dividends on preferred stock................     4.5      4.5      4.5      4.5
                                              ------   ------   ------   ------
Net income applicable to common stock.......  $ 90.0   $ 58.6   $ 55.6   $ 82.6
                                              ======   ======   ======   ======
Earnings per common share (based on average
 shares outstanding)........................  $13.50   $ 8.79   $ 8.34   $12.39
                                              ======   ======   ======   ======
Net Interest Margin
 Yield on earning assets....................    7.81%    7.78%    7.54%    7.28%
 Rate on supporting liabilities.............    5.06     5.04     4.75     4.41
                                              ------   ------   ------   ------
 Net interest margin........................    2.75%    2.74%    2.79%    2.87%
                                              ======   ======   ======   ======

                                                            1999                                1998
                                              ---------------------------------   ---------------------------------
                                               4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST
                                               QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
                                               ----     ----     ----     ----     ----     ----     ----     ----
                                            (FULLY TAXABLE EQUIVALENT (FTE) BASIS, IN MILLIONS EXCEPT RATIOS AND PER SHARE DATA)
Interest income.............................  $411.6   $381.8   $367.9   $357.0   $362.1   $366.5   $356.8   $348.2
Interest expense............................   248.8    224.8    215.6    209.2    215.1    225.8    215.2    200.0
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income.........................   162.8    157.0    152.3    147.8    147.0    140.7    141.6    148.2
FTE adjustment..............................    10.3      9.7      9.5      9.3      9.1      9.2      8.8      8.5
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net interest income --
 FTE basis..................................   173.1    166.7    161.8    157.1    156.1    149.9    150.4    156.7
Provision for loan losses...................     5.5      6.8      7.3      8.3      7.9      8.8      8.0      6.1
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income after Provision for Loan
 Losses.....................................   167.6    159.9    154.5    148.8    148.2    141.1    142.4    150.6
                                              ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Income
 Trust and investment management fees.......    39.6     41.3     37.7     38.0     37.1     37.2     36.2     33.8
 Money market and bond trading..............     2.0      3.9      1.1      1.9      2.1      3.6      3.2      1.5
 Foreign exchange...........................     2.2      1.9      1.8      2.5      1.8      1.7      1.7      1.7
 Merchant and charge card fees..............     8.0      8.1      8.2      6.1      6.4      6.9      6.4      7.3
 Service fees and charges...................    32.2     32.6     30.4     29.5     30.2     29.6     29.2     28.7
 Securities gains...........................      --      0.1      6.2      8.2      7.4      7.7      4.0      8.1
 Gain on sale of credit card portfolio......      --       --       --       --       --       --       --     12.0
 Gain on sale of corporate trust business...      --       --       --       --       --       --       --       --
 Gain on sale of merchant card business.....      --       --       --       --       --       --       --       --
 Bank-owned insurance.......................    10.7     10.2     10.7      9.8      9.9     10.1      8.3      4.1
 Foreign fees...............................     4.4      4.4      4.4      5.6      5.0      4.4      4.7      5.5
 Other......................................    16.1     18.0     21.9     19.9     20.5     19.2     19.3     10.7
                                              ------   ------   ------   ------   ------   ------   ------   ------
       Total noninterest income.............   115.2    120.5    122.4    121.5    120.4    120.4    113.0    113.4
                                              ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Expenses
 Employment.................................   111.9    110.8    111.4    109.7    105.5    103.1    103.1     97.9
 Net occupancy..............................    13.4     14.7     14.0     10.5     14.4     13.4     14.3     13.5
 Equipment..................................    16.9     15.8     15.8     15.1     14.3     13.6     13.6     13.3
 Marketing..................................     9.8      8.3      6.9      6.4      6.6      7.0      7.2      5.9
 Communication and delivery.................     6.9      5.8      6.2      6.9      6.4      5.5      5.3      6.3
 Deposit insurance..........................     0.9      0.8      0.9      0.9      0.8      0.8      0.8      0.8
 Expert services............................     6.4      5.7      9.0      7.5     10.9      8.9      7.0      6.9
 Contract programming.......................     3.2      3.5      2.2      3.3      5.8      7.0      6.2      4.6
 Other......................................    20.0     23.6     19.1     20.1     17.3     18.0     13.6     26.9
                                              ------   ------   ------   ------   ------   ------   ------   ------
                                               189.4    189.0    185.5    180.4    182.0    177.3    171.1    176.1
 Goodwill and other valuation intangibles...     6.6      6.5      6.5      6.3      6.3      6.2      6.1      6.4
       Total noninterest expenses...........   196.0    195.5    192.0    186.7    188.3    183.5    177.2    182.5
                                              ------   ------   ------   ------   ------   ------   ------   ------
FTE income -- pretax........................    86.8     84.9     84.9     83.6     80.3     78.0     78.2     81.5
Applicable income taxes.....................    18.7     17.2     19.2     19.9     19.9     18.1     19.1     22.6
FTE adjustment..............................    10.3      9.7      9.5      9.3      9.1      9.2      8.8      8.5
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net Income..................................    57.8     58.0     56.2     54.4     51.3     50.7     50.3     50.4
Dividends on preferred stock................     4.5      4.5      4.5      4.5      4.5      4.5      4.5      4.5
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net income applicable to common stock.......  $ 53.3   $ 53.5   $ 51.7   $ 49.9   $ 46.8   $ 46.2   $ 45.8   $ 45.9
                                              ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common share (based on average
 shares outstanding)........................  $ 7.99   $ 8.03   $ 7.76   $ 7.49   $ 7.02   $ 6.94   $ 6.86   $ 6.88
                                              ======   ======   ======   ======   ======   ======   ======   ======
Net Interest Margin
 Yield on earning assets....................    7.03%    6.86%    6.71%    6.83%    6.94%    7.16%    7.27%    7.45%
 Rate on supporting liabilities.............    4.15     3.94     3.83     3.90     4.02     4.31     4.28     4.18
                                              ------   ------   ------   ------   ------   ------   ------   ------
 Net interest margin........................    2.88%    2.92%    2.88%    2.93%    2.92%    2.85%    2.99%    3.27%
                                              ======   ======   ======   ======   ======   ======   ======   ======

            Rows may not add to annual amounts because of rounding.

                              FINANCIAL STATEMENTS

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   2000          1999          1998
                                                                   ----          ----          ----
                                                                    (IN THOUSANDS EXCEPT PER SHARE
                                                                                DATA)
INTEREST INCOME
Loans, including fees.......................................    $1,274,791    $1,028,559    $1,006,910
Money market assets:
 Deposits at banks..........................................         5,589         1,486        10,833
 Federal funds sold and securities purchased under agreement
   to resell................................................        16,817        12,403        12,298
Trading account.............................................         3,522         4,054         3,775
Securities available-for-sale:
 U.S. Treasury and Federal agency...........................       529,853       437,684       372,297
 State and municipal........................................        25,072        25,446        23,430
 Other......................................................        11,893         8,691         3,914
                                                                ----------    ----------    ----------
 Total interest income......................................     1,867,537     1,518,323     1,433,457
                                                                ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................       731,743       560,856       582,729
Short-term borrowings.......................................       371,831       217,642       178,490
Senior notes................................................        52,309        69,027        47,690
Minority interest -- dividends on preferred stock of
 subsidiary.................................................        18,437        18,437        16,389
Long-term notes.............................................        37,058        32,486        30,748
                                                                ----------    ----------    ----------
 Total interest expense.....................................     1,211,378       898,448       856,046
                                                                ----------    ----------    ----------
Net Interest Income.........................................       656,159       619,875       577,411
Provision for loan losses...................................        34,052        27,880        30,818
                                                                ----------    ----------    ----------
 Net Interest Income after Provision for Loan Losses........       622,107       591,995       546,593
                                                                ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees........................       128,579       156,577       144,334
Money market and bond trading...............................         8,974         8,893        10,512
Foreign exchange............................................         7,225         8,314         6,772
Merchant and charge card fees...............................        21,199        30,440        27,040
Service fees and charges....................................       117,196       124,706       117,696
Securities gains............................................        15,015        14,553        27,150
Gain on sale of credit card portfolio.......................            --            --        12,000
Gain on sale of corporate trust business....................        46,993            --            --
Gain on sale of merchant card business......................        60,162            --            --
Bank-owned insurance........................................        45,076        41,414        32,339
Foreign fees................................................        21,174        18,865        19,577
Other.......................................................        64,781        75,902        69,619
                                                                ----------    ----------    ----------
 Total noninterest income...................................       536,374       479,664       467,039
                                                                ----------    ----------    ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................       351,879       368,818       344,599
Pension, profit sharing and other employee benefits.........        66,383        74,909        65,005
Net occupancy...............................................        55,616        52,617        55,292
Equipment...................................................        56,153        63,695        54,883
Marketing...................................................        31,697        31,395        26,763
Communication and delivery..................................        23,847        25,808        23,428
Expert services.............................................        23,044        28,601        33,656
Contract programming........................................        17,589        12,195        23,633
Other.......................................................        71,866        86,317        79,190
                                                                ----------    ----------    ----------
                                                                   698,074       744,355       706,449
Goodwill and other valuation intangibles....................        25,409        25,828        24,917
                                                                ----------    ----------    ----------
 Total noninterest expenses.................................       723,483       770,183       731,366
                                                                ----------    ----------    ----------
Income before income taxes..................................       434,998       301,476       282,266
Applicable income taxes.....................................       130,171        74,932        79,586
                                                                ----------    ----------    ----------
Net Income..................................................       304,827       226,544       202,680
Dividends on preferred stock................................        18,044        18,044        18,044
                                                                ----------    ----------    ----------
Net income applicable to common stock.......................    $  286,783    $  208,500    $  184,636
                                                                ==========    ==========    ==========
Basic Earnings per Common Share (based on 6,667,490 average
 shares outstanding)
 Net income applicable to common stock......................        $43.01        $31.27        $27.69
                                                                ==========    ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                2000       1999        1998
                                                                ----       ----        ----
                                                                      (IN THOUSANDS)
Net income..................................................  $304,827   $ 226,544   $202,680
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising during
       period, net of tax expense/(benefit) of $104,160 in
       2000, ($128,131) in 1999 and $28,335 in 1998.........   159,037    (194,193)    43,136
     Less reclassification adjustment for realized gains
       included in income statement, net of tax expense of
       $5,837 in 2000, $5,661 in 1999 and $10,561 in 1998...    (9,178)     (8,892)   (16,589)
                                                              --------   ---------   --------
  Other comprehensive income (loss).........................   149,859    (203,085)    26,547
                                                              --------   ---------   --------
  Comprehensive income......................................  $454,686   $  23,459   $229,227
                                                              ========   =========   ========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                                 ----          ----
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
ASSETS

Cash and demand balances due from banks.....................  $ 1,362,655   $ 1,545,836
Money market assets:
  Interest-bearing deposits at banks........................      141,430       239,984
  Federal funds sold and securities purchased under
    agreement to resell.....................................      466,273       384,856
Securities available-for-sale (including $3.30 billion of
  securities pledged as collateral for repurchase
  agreements)...............................................    9,125,654     8,591,432
Trading account assets......................................       68,925        68,910
Loans, net of unearned income...............................   15,549,468    14,447,674
Allowance for possible loan losses..........................     (170,417)     (162,134)
                                                              -----------   -----------
        Net loans...........................................   15,379,051    14,285,540
Premises and equipment......................................      392,709       422,618
Customers' liability on acceptances.........................       34,100        43,599
Bank-owned insurance........................................      906,103       772,579
Assets held for sale........................................      242,271            --
Goodwill and other valuation intangibles....................      234,714       253,201
Other assets................................................      612,591       571,941
                                                              -----------   -----------
        Total assets........................................  $28,966,476   $27,180,496
                                                              ===========   ===========
LIABILITIES

Deposits in domestic offices -- noninterest-bearing.........    3,392,432     3,834,285
                         -- interest-bearing................   13,385,450    12,195,662
Deposits in foreign offices  -- noninterest-bearing.........       34,780        35,537
                         -- interest-bearing................    2,302,314     1,314,991
                                                              -----------   -----------
        Total deposits......................................   19,114,976    17,380,475
Federal funds purchased.....................................      952,449     1,281,742
Securities sold under agreement to repurchase...............    3,455,136     3,299,144
Commercial paper outstanding................................      366,614       245,050
Short-term borrowings.......................................    1,492,614       684,127
Senior notes................................................      389,500     1,500,000
Acceptances outstanding.....................................       34,100        43,599
Accrued interest, taxes and other expenses..................      277,778       227,879
Other liabilities...........................................       68,102        59,807
Minority interest -- preferred stock of subsidiary..........      250,000       250,000
Long-term notes.............................................      534,899       474,673
                                                              -----------   -----------
        Total liabilities...................................   26,936,168    25,446,496
                                                              -----------   -----------
STOCKHOLDER'S EQUITY

Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      200,000       200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340
Surplus.....................................................      534,660       521,425
Retained earnings...........................................    1,208,124     1,074,910
Accumulated other comprehensive loss........................      (10,816)     (160,675)
                                                              -----------   -----------
        Total stockholder's equity..........................    2,030,308     1,734,000
                                                              -----------   -----------
        Total liabilities and stockholder's equity..........  $28,966,476   $27,180,496
                                                              ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                    COMPREHENSIVE       TOTAL
                                 SERIES A          SERIES B       COMMON                RETAINED       INCOME       STOCKHOLDER'S
                              PREFERRED STOCK   PREFERRED STOCK    STOCK    SURPLUS     EARNINGS       (LOSS)          EQUITY
                              ---------------   ---------------   ------    -------     --------    -------------   -------------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31,
  1997......................     $200,000           $45,000       $53,340   $511,298   $  944,474     $  15,863      $1,769,975
  Contribution to capital
    surplus.................           --                --           --       7,341           --            --           7,341
  Net income................           --                --           --          --      202,680            --         202,680
  Cash dividends -- Series A
    preferred stock
    ($72,500.00 per
    share)..................           --                --           --          --      (14,500)           --         (14,500)
  Cash dividends -- Series B
    preferred stock
    ($78,750.00 per
    share)..................           --                --           --          --       (3,544)           --          (3,544)
  Cash dividends -- common
    stock ($28.27 per
    share)..................           --                --           --          --     (188,500)           --        (188,500)
  Other comprehensive
    income..................           --                --           --          --           --        26,547          26,547
                                 --------           -------       -------   --------   ----------     ---------      ----------
Balance at December 31,
  1998......................      200,000            45,000       53,340     518,639      940,610        42,410       1,799,999
  Contribution to capital
    surplus.................           --                --           --       2,786           --            --           2,786
  Net income................           --                --           --          --      226,544            --         226,544
  Cash dividends -- Series A
    preferred stock
    ($72,500.00 per
    share)..................           --                --           --          --      (14,500)           --         (14,500)
  Cash dividends -- Series B
    preferred stock
    ($78,750.00 per
    share)..................           --                --           --          --       (3,544)           --          (3,544)
  Cash dividends -- common
    stock ($11.13 per
    share)..................           --                --           --          --      (74,200)           --         (74,200)
  Other comprehensive
    loss....................           --                --           --          --           --      (203,085)       (203,085)
                                 --------           -------       -------   --------   ----------     ---------      ----------
Balance at December 31,
  1999......................      200,000            45,000       53,340     521,425    1,074,910      (160,675)      1,734,000
  Contribution to capital
    surplus.................           --                --           --      13,235           --            --          13,235
  Net income................           --                --           --          --      304,827            --         304,827
  Cash dividends -- Series A
    preferred stock
    ($72,500.00 per
    share)..................           --                --           --          --      (14,500)           --         (14,500)
  Cash dividends -- Series B
    preferred stock
    ($78,750.00 per
    share)..................           --                --           --          --       (3,544)           --          (3,544)
  Cash dividends -- common
    stock ($22.80 per
    share)..................           --                --           --          --     (152,000)           --        (152,000)
  Non cash distribution.....           --                --           --          --       (1,569)           --          (1,569)
  Other comprehensive
    income..................           --                --           --          --           --       149,859         149,859
                                 --------           -------       -------   --------   ----------     ---------      ----------
Balance at December 31,
  2000......................     $200,000           $45,000       $53,340   $534,660   $1,208,124     $ (10,816)     $2,030,308
                                 ========           =======       =======   ========   ==========     =========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                  2000          1999           1998
                                                                  ----          ----           ----
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    304,827   $   226,544   $    202,680
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Provision for loan losses.................................        34,052        27,880         30,818
  Depreciation and amortization, including intangibles......        80,600        81,193         73,163
  Deferred tax expense (benefit)............................         1,289        (5,427)         3,770
  Gain on sales of securities...............................       (15,015)      (14,553)       (27,150)
  Gain on sale of credit card portfolio.....................            --            --        (12,000)
  Gain on sale of corporate trust business..................       (46,993)           --             --
  Gain on sale of merchant card business....................       (60,162)           --             --
  Trading account net cash (purchases) sales................           (15)       51,758        (67,459)
  (Increase) decrease in interest receivable................       (27,917)      (40,139)        15,412
  (Decrease) increase in interest payable...................       (13,420)       34,606         18,128
  (Increase) decrease in assets held for sale...............      (242,271)      152,521       (167,317)
  Other, net................................................       (21,750)        5,245        (48,884)
                                                              ------------   -----------   ------------
        Net cash (used) provided by operating activities....        (6,775)      519,628         21,161
                                                              ------------   -----------   ------------
INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits at
  banks.....................................................        98,554      (141,043)       499,133
Net increase in Federal funds sold and securities purchased
  under agreement to resell.................................       (81,417)     (171,761)       (56,086)
Proceeds from sales of securities available-for-sale........       827,946       995,730      2,661,298
Proceeds from maturities of securities available-for-sale...     9,125,351     7,680,698      8,501,159
Purchases of securities available-for-sale..................   (10,224,322)   (9,772,264)   (13,103,177)
Net increase in loans.......................................    (1,127,563)   (1,108,334)    (1,139,861)
Purchases of premises and equipment.........................       (56,792)      (78,304)      (105,665)
Net increase in bank-owned insurance........................      (133,524)      (47,277)      (457,839)
Purchase of net assets of acquired bank.....................        (8,370)           --             --
Other, net..................................................       (19,783)       65,187         18,739
                                                              ------------   -----------   ------------
        Net cash used by investing activities...............    (1,599,920)   (2,577,368)    (3,182,299)
                                                              ------------   -----------   ------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits.........................     1,734,501        (8,598)     1,090,575
Net (decrease) increase in Federal funds purchased and
  securities sold under agreement to repurchase.............      (173,301)    1,077,338      1,000,427
Net increase (decrease) in commercial paper outstanding.....       121,564       515,976       (335,169)
Net increase (decrease) in other short-term borrowings......       808,487       (16,855)       (89,522)
Proceeds from issuance of senior notes......................     3,186,500     3,460,500      8,347,080
Repayment of senior notes...................................    (4,297,000)   (2,900,500)    (7,507,080)
Proceeds from sale of credit card portfolio.................            --            --        722,748
Net cash proceeds from sale of corporate trust business.....        88,704            --             --
Net cash proceeds from sale of merchant card business.......        64,103            --             --
Proceeds from issuance of long-term notes...................        60,000       180,000         75,000
Repayment of long-term notes................................            --      (180,000)            --
Proceeds from issuance of preferred stock of subsidiary.....            --            --        250,000
Cash dividends paid on preferred stock......................       (18,044)      (18,044)       (18,044)
Cash dividends paid on common stock.........................      (152,000)      (74,200)      (188,500)
                                                              ------------   -----------   ------------
        Net cash provided by financing activities...........     1,423,514     2,035,617      3,347,515
                                                              ------------   -----------   ------------
Net (decrease) increase in cash and demand balances due from
  banks.....................................................      (183,181)      (22,123)       186,377
Cash and demand balances due from banks at January 1........     1,545,836     1,567,959      1,381,582
                                                              ------------   -----------   ------------
Cash and demand balances due from banks at December 31......  $  1,362,655   $ 1,545,836   $  1,567,959
                                                              ============   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)......................  $  1,224,798   $   863,843   $    837,917
  Income taxes..............................................  $    108,712   $    83,520   $     62,908

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

     On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests. All historical information is presented on a combined basis.

     The consolidated financial statements include the accounts of Bankcorp and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 21 to the Financial Statements for additional information on business combinations and Note 22 for additional information on related party transactions on pages 86 through 87 of this Report.

     The Corporation provides banking, trust and other services domestically and internationally through 27 bank and 15 active nonbank subsidiaries and an Edge Act subsidiary. HTSB and the Corporation's other banking and nonbank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

Basis of Accounting

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

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

     Derivative financial instruments that are used as part of the Corporation's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

     Derivative financial instruments that are used in the management of the Corporation's risk strategy may qualify for hedge accounting. A derivative financial instrument may be a hedge of an existing asset, liability, firm commitment or anticipated transaction. Hedge accounting is used when the following criteria are met: the hedged item exposes the Corporation to price, currency or interest rate risk; the hedging instrument reduces the exposure to risk and the hedging instrument is designated as a hedge. At the inception of the hedge and throughout the hedge period, a high correlation of changes in both the market value of the hedging instrument and the fair value of the hedged item should be probable. Additional criteria for using hedge accounting for anticipated transactions are: the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur.

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

Impact of New Accounting Standards

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities.

     Under this standard, all derivatives will be recognized at fair value in the Consolidated Statements of Condition. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statements of Income as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Consolidated Statements of Income against the change in the fair value of the hedged asset, liability, or firm commitment or it will be recognized in other comprehensive income until the hedged item is recognized in the Consolidated Statements of Income. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Consolidated Statements of Income.

     The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Corporation.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation does not expect the implementation of this Statement to have a material effect on the Corporation's financial position or results of operations.

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

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

Loans, Loan Fees and Commitment Fees

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2000 and 1999, the Corporation's Consolidated Statements of Condition included approximately $22 million and $18 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Corporation will originate loans with the intention of selling them in the secondary market. These loans are classified as available-for-sale and are included in "Other Assets" on the Corporation's Consolidated Statements of Condition. The loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized, and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

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

     Commercial and real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Corporation expects to collect the entire principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

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

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

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

Bank-Owned Insurance

     The Corporation has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income or expense. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as other income.

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

     Loans intended to be sold in the secondary market are classified as available-for-sale and are included in "Other Assets" on the Consolidated Statements of Condition. The loans are carried at lower of allocated cost or current market value, on a portfolio basis.

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

Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for possible loan losses, income taxes, pension cost, postemployment benefits, valuation of intangible assets, fair values and temporary vs. other-than-temporary impairment.

Reclassifications

     Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                       DECEMBER 31, 2000                                   DECEMBER 31, 1999
                       -------------------------------------------------   -------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                          COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                       ---------    ----------   ----------     -----      ---------    ----------   ----------     -----
                                                                  (IN THOUSANDS)
U.S. Treasury........  $1,551,705    $ 9,956      $ 4,308     $1,557,353   $1,841,825     $  139      $ 64,485    $1,777,479
Federal agency.......   6,876,148     14,365       28,315      6,862,198    6,293,627      1,236       182,861     6,112,002
State and municipal..     489,455      7,168        1,241        495,382      525,478      4,281         6,548       523,211
Other................     226,835      1,244       17,358        210,721      197,174          6        18,440       178,740
                       ----------    -------      -------     ----------   ----------     ------      --------    ----------
Total securities.....  $9,144,143    $32,733      $51,222     $9,125,654   $8,858,104     $5,662      $272,334    $8,591,432
                       ==========    =======      =======     ==========   ==========     ======      ========    ==========

     At December 31, 2000 and 1999, available-for-sale and trading account securities having a carrying amount of $4.51 billion and $6.16 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $3.46 billion and $3.30 billion were sold under agreement to repurchase at December 31, 2000 and 1999, respectively.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities can differ from contractual and average life maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2000
                                                              -----------------------
                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $2,759,894   $2,759,142
  1 to 5 years..............................................   2,917,757    2,942,889
  5 to 10 years.............................................     641,232      640,283
  Over 10 years.............................................   2,659,075    2,634,278
Other securities without stated maturity....................     166,185      149,062
                                                              ----------   ----------
Total securities............................................  $9,144,143   $9,125,654
                                                              ==========   ==========

     In 2000, 1999 and 1998, proceeds from the sale of securities available-for-sale amounted to $828 million, $996 million and $2.66 billion, respectively. Gross gains of $15.2 million and gross losses of $0.2 million were realized on these sales in 2000, while gross gains of $14.6 million and no gross losses were realized on these sales in 1999, and gross gains of $28.6 million and gross losses of $1.4 million were realized in 1998. Net unrealized holding gains on trading securities included in earnings at December 31, 2000 were $1.0 million compared to an unrealized gain of $1.4 million at December 31, 1999.

3. LOANS

     The following table summarizes loan balances by category:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $ 8,403,116   $ 8,679,266
  Real estate construction..................................      248,873       156,099
  Real estate mortgages.....................................    5,569,056     4,529,066
  Installment...............................................    1,277,132     1,026,615
  Direct lease financing....................................       27,491        19,344
Foreign loans:
  Governments and official institutions.....................           --           504
  Banks and other financial institutions....................       12,913        10,751
  Other, primarily commercial and industrial................       11,300        26,890
                                                              -----------   -----------
     Total loans............................................   15,549,881    14,448,535
Less unearned income........................................          413           861
                                                              -----------   -----------
     Loans, net of unearned income..........................   15,549,468    14,447,674
Less allowance for possible loan losses.....................      170,417       162,134
                                                              -----------   -----------
     Loans, net of allowance for possible loan losses.......  $15,379,051   $14,285,540
                                                              ===========   ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
                                                                     (IN THOUSANDS)
Nonaccrual loans............................................  $100,916   $25,205   $24,152
Restructured loans..........................................     2,949     2,975     1,523
                                                              --------   -------   -------
Total nonperforming loans...................................   103,865    28,180    25,675
Other assets received in satisfaction of debt...............     3,457     1,496       923
                                                              --------   -------   -------
     Total nonperforming assets.............................  $107,322   $29,676   $26,598
                                                              ========   =======   =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $  6,106   $ 1,452   $ 2,072
Interest income actually recognized.........................       796        86        76
                                                              --------   -------   -------
     Interest shortfall.....................................  $  5,310   $ 1,366   $ 1,996
                                                              ========   =======   =======

     At December 31, 2000 and 1999, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. At December 31, 2000 and 1999 commercial loans with a carrying value of $5.02 billion and $5.83 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights was $12.6 million and $13.1 million at December 31, 2000 and 1999, respectively. The fair value of those rights equaled or exceeded the carrying amount at both December 31, 2000 and December 31, 1999. Mortgage servicing rights, included in other assets, of $2.3 million and $6.4 million were capitalized during 2000 and 1999, respectively. Amortization expense associated with the mortgage servicing rights was $2.8 million and $2.5 million in 2000 and 1999, respectively. There were no direct write-downs in 2000 or 1999.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $162,134   $153,484   $143,586
                                                              --------   --------   --------
Charge-offs.................................................   (34,970)   (28,310)   (33,382)
Recoveries..................................................     8,646      9,080     12,462
                                                              --------   --------   --------
  Net charge-offs...........................................   (26,324)   (19,230)   (20,920)
Provisions charged to operations............................    34,052     27,880     30,818
Allowance related to acquired loans.........................       555         --         --
                                                              --------   --------   --------
Balance, end of year........................................  $170,417   $162,134   $153,484
                                                              ========   ========   ========

     Details on impaired loans and related allowance are as follows:

                                                  IMPAIRED LOANS         IMPAIRED LOANS        TOTAL
                                                FOR WHICH THERE IS     FOR WHICH THERE IS     IMPAIRED
                                                A RELATED ALLOWANCE   NO RELATED ALLOWANCE     LOANS
                                                -------------------   --------------------    --------
                                                                    (IN THOUSANDS)
December 31, 2000
Balance.......................................        $78,758                $25,107          $103,865
Related allowance.............................         36,098                     --            36,098
                                                      -------                -------          --------
Balance, net of allowance.....................        $42,660                $25,107          $ 67,767
                                                      =======                =======          ========
December 31, 1999
Balance.......................................        $ 9,219                $18,961          $ 28,180
Related allowance.............................          5,032                     --             5,032
                                                      -------                -------          --------
Balance, net of allowance.....................        $ 4,187                $18,961          $ 23,148
                                                      =======                =======          ========

                                                            YEARS ENDED DECEMBER 31
                                                          ---------------------------
                                                           2000      1999      1998
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Average impaired loans..................................  $61,639   $36,399   $37,990
                                                          =======   =======   =======
Total interest income on impaired loans recorded on a
  cash basis............................................  $ 1,404   $   329   $    91
                                                          =======   =======   =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                                ----        ----
                                                                 (IN THOUSANDS)
Land........................................................  $ 48,012    $ 46,927
Premises....................................................   369,098     363,510
Equipment...................................................   384,754     395,965
Leasehold improvements......................................    42,327      43,029
                                                              --------    --------
          Total.............................................   844,191     849,431
Accumulated depreciation and amortization...................   451,482     426,813
                                                              --------    --------
          Premises and equipment............................  $392,709    $422,618
                                                              ========    ========

     Depreciation and amortization expense was $53.2 million in 2000, $54.0 million in 1999, and $47.0 million in 1998.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Corporation enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 2000 and $6 million at December 31, 1999. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Corporation's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Corporation's interest in these securities.

     The Corporation also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.46 billion and $3.30 billion at December 31, 2000 and 1999, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Corporation monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate.

                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
Securities Purchased Under Agreement to Resell
Amount outstanding at end of year...........................  $   --    $ 6,366
Highest amount outstanding as of any month-end during the
  year......................................................   8,276     82,144
Daily average amount outstanding during the year............   7,951     12,187
Daily average annualized rate of interest...................    5.99%      4.36%
Average rate of interest on amount outstanding at end of
  year......................................................      --       3.80%

                                                                 2000          1999
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Securities Sold Under Agreement to Repurchase
Amount outstanding at end of year...........................  $3,455,136    $3,299,144
Highest amount outstanding as of any month-end during the
  year......................................................   3,830,811     3,299,144
Daily average amount outstanding during the year............   3,674,182     2,697,291
Daily average annualized rate of interest...................        6.17%         4.82%
Average rate of interest on amount outstanding at end of
  year......................................................        6.32%         5.02%

7. SHORT, MEDIUM AND LONG-TERM NOTES AND UNUSED LINES OF CREDIT

     The following table summarizes the Corporation's long-term notes:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Fixed rate 9 3/8% subordinated notes due June 1, 2001
  ($100,000 par value)......................................  $ 99,899   $ 99,673
Floating rate subordinated note to Bankmont due March 31,
  2005......................................................    50,000     50,000
Floating rate subordinated note to Bankmont due December 1,
  2006......................................................    50,000     50,000
Fixed rate 6 1/2% subordinated note to Bankmont due December
  27, 2007..................................................    20,000     20,000
Floating rate subordinated note to BMO subsidiary due June
  29, 2009..................................................   180,000    180,000
Fixed rate 6 1/8% subordinated note to Bankmont due August
  31, 2010..................................................    75,000     75,000
Floating rate subordinated note to Bankmont due July 28,
  2010......................................................    60,000         --
                                                              --------   --------
          Total.............................................  $534,899   $474,673
                                                              ========   ========

     All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 2000, 180 day LIBOR was 6.20 percent.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminated on December 8, 2000. At that time the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2001. There were no borrowings under either credit facility during 2000 or 1999.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 2000, $390 million of senior notes were outstanding with original maturities ranging from 28 to 365 days (remaining maturities ranging from 23 to 163 days) and stated interest rates ranging from 6.52 percent to 6.66 percent. As of December 31, 1999, $1.50 billion of short-term notes were outstanding with original maturities ranging from 366 to 385 days (remaining maturities ranging from 18 to 223 days) and stated interest rates ranging from 5.00 percent to 5.85 percent.

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

     The estimated fair values of the Corporation's financial instruments at December 31, 2000 and 1999 are presented in the following table. See Note 9 to Financial Statements on page 62 of this Report for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                DECEMBER 31
                                           -----------------------------------------------------
                                                     2000                        1999
                                           -------------------------   -------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                              VALUE         VALUE         VALUE         VALUE
                                            --------        -----       --------        -----
                                                              (IN THOUSANDS)
ASSETS
Cash and demand balances due from
  banks..................................  $ 1,362,655   $ 1,362,655   $ 1,545,836   $ 1,545,836
Money market assets:
  Interest-bearing deposits at banks.....      141,430       141,430       239,984       239,984
  Federal funds sold and securities
     purchased under agreement to
     resell..............................      466,273       466,273       384,856       384,856
Securities available-for-sale............    9,125,654     9,125,654     8,591,432     8,591,432
Trading account assets...................       68,925        68,925        68,910        68,910
Loans, net of unearned income and
  allowance for possible loan losses.....   15,379,051    15,371,174    14,285,540    14,214,687
Customers' liability on acceptances......       34,100        34,100        43,599        43,599
Accrued interest receivable..............      232,601       232,601       204,685       204,685
Assets held for sale.....................      242,271       242,271            --            --
Bank-owned insurance investments.........      906,103       906,103       772,579       772,579
                                           -----------   -----------   -----------   -----------
       Total on-balance-sheet financial
          assets.........................  $27,959,063   $27,951,186   $26,137,421   $26,066,568
                                           -----------   -----------   -----------   -----------

LIABILITIES
Deposits:
  Demand deposits........................  $11,292,920   $11,292,920   $11,173,617   $11,173,617
  Time deposits..........................    7,822,056     7,850,372     6,206,858     6,218,111
Federal funds purchased..................      952,449       952,449     1,281,742     1,281,742
Securities sold under agreement to
  repurchase.............................    3,455,136     3,455,136     3,299,144     3,299,144
Commercial paper outstanding.............      366,614       366,614       245,050       245,050
Other short-term borrowings..............    1,492,614     1,492,614       684,127       684,127
Acceptances outstanding..................       34,100        34,100        43,599        43,599
Accrued interest payable.................       80,966        80,966        94,386        94,386
Senior notes.............................      389,500       389,500     1,500,000     1,500,000
Minority interest -- preferred stock of
  subsidiary.............................      250,000       250,000       250,000       250,000
Long-term notes..........................      534,899       529,970       474,673       466,821
                                           -----------   -----------   -----------   -----------
       Total on-balance-sheet financial
          liabilities....................  $26,671,254   $26,694,641   $25,253,196   $25,256,597
                                           ===========   ===========   ===========   ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities........................  $   (22,170)  $   (22,170)  $   (18,068)  $   (18,068)
Interest rate contracts:
  Dealer and trading contracts...........          579           579           456           456
  Risk management contracts..............         (336)       (2,031)           (4)        3,759
Foreign exchange rate contracts:
  Dealer and trading contracts...........           --            --          (315)         (315)
  Risk management contracts..............         (477)       (4,004)         (192)        4,925
                                           -----------   -----------   -----------   -----------
       Total off-balance-sheet financial
          instruments....................  $   (22,404)  $   (27,626)  $   (18,123)  $    (9,243)
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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $8.76 billion and $8.74 billion at December 31, 2000 and 1999, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2000, totaled $501 million and at December 31, 1999, totaled $301 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.39 billion at December 31, 2000 and $2.08 billion at December 31, 1999. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $604 million at December 31, 2000 and $401 million at December 31, 1999.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $59 million at December 31, 2000 and $92 million at December 31, 1999.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $22.2 million at December 31, 2000 and $18.1 million at December 31, 1999.

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

                                                                    DECEMBER 31
                                                    -------------------------------------------
                                                    CONTRACTUAL OR NOTIONAL        MAXIMUM
                                                            AMOUNT            REPLACEMENT COST
                                                    -----------------------   -----------------
                                                       2000         1999       2000      1999
                                                       ----         ----       ----      ----
                                                                  (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards............................  $   50,825   $  111,710   $   121   $   284
  Forward rate agreements.........................          --           --        --        --
  Options written.................................       8,500           --        17        --
  Options purchased...............................       5,000        1,000        17         3
  Guarantees written..............................     835,739      531,775       441     1,935
  Guarantees purchased............................     838,739      519,022    51,811     1,240
  Swaps...........................................   3,970,187    2,677,750    33,202    23,871

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 2000 and 1999:

                                                          2000                            1999
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.......................    $    121         $   101        $    284        $     --
     Unrealized losses......................         (18)           (101)             --              --
  Forward rate agreements
     Unrealized gains.......................          --              --              --             184
     Unrealized losses......................          --              --              --            (184)
  Options
     Purchased..............................          17              --               3              --
     Written................................          14              --              --              --
  Guarantees
     Purchased..............................      51,370             714            (695)          2,006
     Written................................     (51,370)           (700)            763          (2,037)
  Swaps
     Unrealized gains.......................      33,202           1,288          23,871          20,942
     Unrealized losses......................     (32,757)         (1,244)        (23,770)        (21,155)
                                                --------         -------        --------        --------
          Total Interest Rate Contracts.....    $    579         $    58        $    456        $   (244)
                                                ========         =======        ========        ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 2000, 1999 and 1998 are summarized below:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               GAINS      GAINS      GAINS
                                                              (LOSSES)   (LOSSES)   (LOSSES)
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................   $  (52)    $  542    $   788
  Forward rate agreements...................................       --          2         --
  Options...................................................       (6)       (36)       (16)
  Guarantees................................................       53        (57)        --
  Swaps.....................................................     (316)       439        210
Debt Instruments............................................    9,386      7,594      9,388
                                                               ------     ------    -------
          Total Trading Revenue.............................   $9,065     $8,484    $10,370
                                                               ======     ======    =======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                          DECEMBER 31, 2000
                              -------------------------------------------------------------------------
                              WITHIN 1                   3 TO 5    5 TO 10    GREATER THAN
                                YEAR     1 TO 3 YEARS    YEARS      YEARS       10 YEARS       TOTAL
                              --------   ------------    ------    -------    ------------     -----
                                                           (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount...........  $451,531    $  982,641    $403,272   $ 90,143     $ 50,000     $1,977,587
  Average pay rate..........      6.48%         5.48%       6.90%      6.66%        6.12%          6.07%
  Average receive rate......      6.76%         6.15%       6.67%      6.32%        6.72%          6.42%
Receive Fixed Swaps:
  Notional amount...........  $451,531    $  997,654    $403,272   $ 90,143     $ 50,000     $1,992,600
  Average pay rate..........      6.64%         6.26%       6.66%      6.32%        6.72%          6.44%
  Average receive rate......      6.48%         5.85%       6.92%      6.66%        6.12%          6.25%
       Total notional
          amount............  $903,062    $1,980,295    $806,544   $180,286     $100,000     $3,970,187

     The following table summarizes the bank's dealer/trading equities and commodities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                        DECEMBER 31
                                                           -------------------------------------
                                                            CONTRACTUAL OR          MAXIMUM
                                                            NOTIONAL AMOUNT    REPLACEMENT COST
                                                           -----------------   -----------------
                                                            2000      1999      2000      1999
                                                            ----      ----      ----      ----
                                                                      (IN THOUSANDS)
Equities Contracts:
  Options written........................................  $27,877   $15,451   $   --    $   --
  Options purchased......................................   27,877    15,451    4,065     2,507
Commodities Contracts....................................       --        --       --        --

     The following table summarizes average and end of period fair values of dealer/trading equities contracts and commodities contracts for the years ended December 31, 2000 and 1999:

                                                          2000                            1999
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased..............................     $ 4,065          $ 289          $ 2,507          $ 79
     Written................................      (4,065)          (289)          (2,507)          (79)
                                                 -------          -----          -------          ----
          Total Equities Contracts..........     $    --          $  --          $    --          $ --
                                                 =======          =====          =======          ====
Commodities Contracts:
  Unrealized Gains..........................     $    --          $  --          $    --          $  9
  Unrealized Losses.........................          --             --               --            (9)
                                                 -------          -----          -------          ----
          Total Commodities Contracts.......     $    --          $  --          $    --          $ --
                                                 =======          =====          =======          ====

     There were no net gains (losses) from dealer/trading activity in equities or commodities contracts for the years ended December 31, 2000 and 1999.

Risk Management Activity

     In addition to its dealer activities, the Corporation uses interest rate contracts, primarily swaps, forwards and foreign exchange contracts and forwards to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities and foreign currency exchange rate fluctuations of certain assets and liabilities. For non-trading risks, market risk is controlled by actively managing the asset and liability mix, either directly through the balance sheet or with off-balance sheet derivative instruments. Measures also focus on interest rate exposure gaps and sensitivity to rate changes. During 2000 and 1999, interest rate swaps were primarily used to alter the character of revenue earned on certain fixed rate loans. During 2000 and 1999 foreign exchange contracts were used to stabilize any currency exchange rate fluctuations for certain senior notes. The Corporation had $529 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 2000 with a loss in fair value of $6.0 million. At December 31, 1999, the Corporation had $436 million notional amount of swap contracts outstanding with a loss in fair value of $8.7 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $2.8 million and $3.6 million, respectively, at December 31, 2000 and $2.8 and $3.0 million, respectively, at December 31, 1999. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 2000 or 1999. There were no deferred gains or losses on terminated contracts at December 31, 2000 or 1999.

     The following table summarizes swap and forward activity for risk management purposes:

                                                                 NOTIONAL
                                                                  AMOUNT
                                                                 --------
                                                              (IN THOUSANDS)
Amount, December 31, 1998...................................     $151,634
Additions...................................................      322,850
Maturities..................................................        6,576
Terminations................................................      (44,685)
                                                                 --------
Amount, December 31, 1999...................................     $436,375
Additions...................................................      181,714
Maturities..................................................      (89,316)
Terminations................................................           --
                                                                 --------
Amount, December 31, 2000...................................     $528,773
                                                                 ========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps and forwards used for risk management:

                                                             DECEMBER 31, 2000
                                            ---------------------------------------------------
                                            WITHIN 1    1 TO 3     3 TO 5    5 TO 10
                                              YEAR      YEARS      YEARS      YEARS     TOTAL
                                            --------    ------     ------    -------    -----
                                                              (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount.........................  $77,116    $124,528   $ 43,180   $28,830   $273,654
  Average pay rate........................     5.82%       5.54%      6.64%     6.35%      5.88%
  Average receive rate....................     6.68%       5.54%      5.99%     5.67%      5.95%
Receive Fixed Swaps:
  Notional amount.........................  $    --    $     --   $255,119   $    --   $255,119
  Average pay rate........................       --%         --%      5.88%       --%      5.88%
  Average receive rate....................       --%         --%      5.69%       --%      5.69%
          Total notional amount...........  $77,116    $124,528   $298,299   $28,830   $528,773

     At December 31, 2000, swap contracts with BMO represent $5.9 million and $26.0 million of unrealized gains and unrealized losses, respectively. Guarantee contracts purchased from BMO represent $25.9 million and $0.3 million of unrealized gains and unrealized losses, respectively. Guarantee contracts written with BMO represent $25.8 million of unrealized losses with no unrealized gains.

Foreign Exchange Contracts

Dealer Activity

     The Corporation is a dealer in foreign exchange (FX). Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. HTSB and BMO combine their U.S. FX. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. This agreement did not have a material impact on the Corporation's 2000, 1999 or 1998 net income or financial position.

     At December 31, 2000, approximately 95 percent of the Corporation's gross notional positions in foreign currency contracts are represented by six currencies: English pounds, German deutsche marks, Japanese yen, Swiss francs, Canadian dollars and the Eurodollar.

     Foreign exchange contracts include spot, future, forward, and option contracts that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of "European" options) at a specified exchange rate.

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                                    DECEMBER 31
                                                    -------------------------------------------
                                                    CONTRACTUAL OR NOTIONAL        MAXIMUM
                                                            AMOUNT            REPLACEMENT COST
                                                    -----------------------   -----------------
                                                       2000         1999       2000      1999
                                                       ----         ----       ----      ----
                                                                  (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards......................  $2,634,243   $1,563,178   $39,232   $22,290
  Options written.................................      22,450      168,590        --        --
  Options purchased...............................      22,450      168,590       668     4,086
  Cross currency swaps............................      63,289      324,235     3,751    13,416

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 2000 and 1999:

                                                          2000                            1999
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains..........................    $ 39,232        $ 19,525        $ 22,290        $ 22,531
  Unrealized losses.........................     (39,232)        (19,525)        (22,290)        (22,531)
Options
  Purchased.................................         668           4,120           4,086           7,984
  Written...................................        (668)         (4,120)         (4,086)         (7,984)
Cross currency swaps
  Unrealized gains..........................       3,751           1,716          13,416           1,111
  Unrealized losses.........................      (3,751)         (1,848)        (13,731)           (775)
                                                --------        --------        --------        --------
          Total Foreign Exchange............    $     --        $   (132)       $   (315)       $    336
                                                ========        ========        ========        ========

     At December 31, 2000, spot, futures and forward contracts with BMO represent $18.2 million and $21.1 million of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $.6 million and $.05 million of options purchased and options written, respectively. Cross currency swaps with BMO represent $3.8 million of unrealized losses with no unrealized gains.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2000, 1999 and 1998 totaled $7.2 million, $8.3 million and $6.8 million, respectively, of net profit under the aforementioned agreement with BMO.

Securities Activities

     The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $53 million at December 31, 2000 and $50 million at December 31, 1999.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 2000 or 1999.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Corporation had one concentration of credit risk arising from financial instruments at December 31, 2000 and 1999. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

     A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $19.9 billion or 53 percent of the Corporation's total credit exposure at December 31, 2000 and $17.5 billion or 46 percent of the Corporation's total credit exposure at December 31, 1999.

     The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 to Financial Statements on page 62 of this Report for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2000. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2000. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 2000, 1999 and 1998, cumulative contributions were greater than the amounts recorded as pension expense for financial reporting purposes. The total consolidated pension expense of the Corporation, including the supplemental plan (excluding settlement losses and curtailment gains), for 2000, 1999 and 1998 was $11.6 million, $16.1 million and $10.7 million, respectively.

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

     Curtailment gains amounting to $7.3 million and $2.3 million for pension plan and postretirement medical plan, respectively, were recognized in 2000 due to the sale of corporate trust, merchant card and Alltell businesses. Of those totals, $2.2 million and $0.5 million, respectively, were recognized as a direct reduction of benefit expense. Settlement losses amounting to $0.1 million and $1.3 million were recognized in 2000 and 1999, respectively.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

                                        PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                 ------------------------------   ---------------------------------
                                 2000***    1999***    1998***     2000***     1999***     1998***
                                 -------    -------    -------     -------     -------     -------
                                                           (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning
  of year......................  $259,725   $279,323   $231,837   $ 43,109    $ 41,443    $ 40,130
Service cost...................    12,661     13,467     11,701      1,870       2,424       1,911
Interest cost..................    18,822     19,260     17,521      3,019       3,031       2,832
Curtailment (gain) or loss.....    (7,348)        --         --     (2,276)         --          --
Benefits paid (net of
  participant contributions)...   (22,676)   (26,765)   (21,325)    (4,104)     (2,984)     (2,961)
Actuarial (gain) or loss.......    (8,295)   (25,560)    39,589       (404)       (805)       (469)
                                 --------   --------   --------   --------    --------    --------
Benefit obligation at end of
  year.........................  $252,889   $259,725   $279,323   $ 41,214    $ 43,109    $ 41,443
                                 ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year............  $258,359   $245,853   $268,565   $ 25,135    $ 19,949    $ 18,199
Actual return on plan assets...    29,140     28,284    (11,059)     3,211       2,287      (1,021)
Employer contribution..........    20,752     10,987      9,672      1,945       2,899       2,771
Benefits paid..................   (22,676)   (26,765)   (21,325)        --          --          --
                                 --------   --------   --------   --------    --------    --------
Fair value of plan assets at
  end of year **...............  $285,575   $258,359   $245,853   $ 30,291    $ 25,135    $ 19,949
                                 ========   ========   ========   ========    ========    ========
Funded Status..................  $ 32,686   $ (1,366)  $(33,470)  $(10,923)   $(17,974)   $(21,494)
Contributions made between
  measurement date (September
  30) and end of year..........        --         --     11,057         --          --          --
Unrecognized actuarial (gain)
  or loss......................    (5,033)     9,953     42,868    (17,315)    (15,288)    (14,146)
Unrecognized transition (asset)
  or obligation................      (449)      (803)    (1,159)    23,108      25,598      27,491
Unrecognized prior service
  cost.........................    (4,606)    (5,446)    (6,292)     1,906       2,206       2,398
                                 --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit
  cost.........................  $ 22,598   $  2,338   $ 13,004   $ (3,224)   $ (5,458)   $ (5,751)
                                 ========   ========   ========   ========    ========    ========
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost...................  $ 12,661   $ 13,467   $ 11,701   $  1,870    $  2,424    $  1,911
Interest cost..................    18,822     19,260     17,521      3,019       3,031       2,832
Expected return on plan
  assets.......................   (22,060)   (21,870)   (20,940)    (2,016)     (1,680)     (1,504)
Amortization of prior service
  cost.........................      (840)      (833)      (835)       188         195         195
Amortization of transition
  (asset) or obligation........      (354)      (354)      (354)     1,935       1,964       1,967
Recognized actuarial (gain) or
  loss.........................      (135)       961         --       (603)       (328)       (589)
                                 --------   --------   --------   --------    --------    --------
Net periodic benefit cost......  $  8,094   $ 10,631   $  7,093   $  4,393    $  5,606    $  4,812
                                 ========   ========   ========   ========    ========    ========
Additional (gain) or loss
  recognized due to:
  Curtailment..................  $ (2,223)  $     --   $     --   $   (524)   $     --    $     --

-------------------------
* Benefit Obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.

*** Plan assets and obligation measured as of September 30.

                                                                        POSTRETIREMENT MEDICAL
                                                 PENSION BENEFITS              BENEFITS
                                               ---------------------   ------------------------
                                               2000    1999    1998     2000     1999     1998
                                               ----    ----    ----     ----     ----     ----
Weighted-average assumptions as of December
  31:
Discount rate*...............................  7.75%   7.50%   7.00%   7.75%    7.50%    7.00%
Expected return on plan assets...............  9.00%   9.00%   9.00%   8.00%    8.00%    8.00%
Rate of compensation increase................  5.50%   5.50%   5.50%    N/A      N/A      N/A

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE      1-PERCENTAGE
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost
  components.............................................      $1,020           $  (802)
Effect on postretirement benefit obligation..............      $7,149           $(5,756)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                  SUPPLEMENTAL UNFUNDED
                                                                   RETIREMENT BENEFITS
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 16,383   $ 24,792   $ 19,786
Service cost................................................     1,765      2,730      1,381
Interest cost...............................................       979      1,482      1,182
Benefits paid (net of participant contributions)............    (1,957)    (5,094)    (1,493)
Actuarial (gain) or loss....................................     5,769     (7,527)     3,936
                                                              --------   --------   --------
Benefit obligation at end of year...........................  $ 22,939   $ 16,383   $ 24,792
                                                              --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $     --   $     --   $     --
Actual return on plan assets................................        --         --         --
Employer contribution.......................................     1,957      5,094      1,493
Benefits paid...............................................    (1,957)    (5,094)    (1,493)
                                                              --------   --------   --------
Fair value of plan assets at end of year....................  $     --   $     --   $     --
                                                              --------   --------   --------
Funded Status...............................................  $(22,939)  $(16,383)  $(24,792)
Contributions made between measurement date (September 30)
  and end of year...........................................        45         86         45
Unrecognized actuarial (gain) or loss.......................     5,744        105      9,935
Unrecognized transition (asset) or obligation...............       155        284        365
Unrecognized prior service cost.............................     2,054      2,618      2,824
                                                              --------   --------   --------
Prepaid (accrued) benefit cost..............................  $(14,941)  $(13,290)  $(11,623)
                                                              --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $  1,765   $  2,730   $  1,381
Interest cost...............................................       979      1,482      1,181
Expected return on plan assets..............................        --         --         --
Amortization of prior service cost..........................       564        564        530
Amortization of transition (asset) or obligation............       129        129        121
Recognized actuarial (gain) or loss.........................        39        539        398
                                                              --------   --------   --------
Net periodic benefit cost...................................  $  3,476   $  5,444   $  3,611
                                                              ========   ========   ========
Additional (gain) or loss recognized due to:
  Settlement................................................  $     92   $  1,314   $     --
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................      6.00%      6.00%      6.00%
Rate of compensation increase...............................      5.70%      5.70%      5.70%

     The Corporation has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Corporation relative to predefined targets. The Corporation's total expense for this plan was $12.2 million, $12.1 million and $11.2 million in 2000, 1999 and 1998, respectively.

12. STOCK OPTIONS

     The Corporation has two remaining primary stock-based compensation plans, an options program and a performance incentive plan. The option plans are accounted for under the fair value based method of accounting and they are described below.

  Harris Bankcorp Stock Option Program

     The Harris Bankcorp Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Corporation has two types of option plans. The Fixed Stock Option Plan consist of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the Bank of Montreal shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days after the vesting date. The stock options are exercisable for Bank of Montreal common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $3.2 million, $2.8 million and $1.4 million in 2000, 1999 and 1998 respectively.

     The following table summarizes the stock option activity for 2000, 1999 and 1998 and provides details of stock options outstanding at December 31, 2000:

                                         2000                          1999                          1998
                              ---------------------------   ---------------------------   ---------------------------
                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE                       AVERAGE
OPTIONS                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
-------                       ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of
  year......................   2,849,700       $34.39        2,044,700       $34.30        1,145,100       $30.56
Granted.....................     766,825        50.36          822,500        34.72          899,600        39.06
Exercised...................    (238,213)       23.51               --           --               --           --
Forfeited, cancelled........    (270,350)       34.56           (2,500)       39.06               --           --
Transferred.................          --           --          (15,000)       39.06               --           --
Expired.....................          --           --               --           --               --           --
                              ----------                    ----------                    ----------
Outstanding at end of
  year......................   3,107,962        39.15        2,849,700        34.39        2,044,700        34.30
                              ==========                    ==========                    ==========
Options exercisable at
  year-end..................     399,972       $28.29             None                          None
Weighted-average fair value
  of options granted during
  the year..................  $    11.54                    $     6.91                    $     7.98

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -----------------------------
                                          WEIGHTED                                            WEIGHTED
                       NUMBER             AVERAGE           WEIGHTED           NUMBER          AVERAGE
   RANGE OF          OUTSTANDING         REMAINING          AVERAGE          EXERCISABLE      EXERCISE
EXERCISE PRICES   DECEMBER 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2000     PRICE
---------------   -----------------   ----------------   --------------   -----------------   ---------
   $22 - 30             554,100        5.65 years            $26.63            211,200         $22.55
    34 - 42           1,541,787        8.45                   36.93            188,772          34.72
    46 - 54           1,012,075        6.95                   46.33                 --             --
                      ---------                                                -------
    22 - 54           3,107,962        7.63                   39.15            399,972          28.29
                      =========                                                =======

     The fair value of the stock options granted has been estimated using the Bloomberg Model with the following assumptions:

                                                               2000        1999        1998
                                                              ------      ------      ------
Risk-free interest rate.....................................    6.10%       6.31%       4.87%
Expected life, in years.....................................     7.0         7.0         7.5
Expected volatility.........................................   22.18%      21.46%      19.82%
Compound annual dividend growth.............................    8.89%       9.02%       8.82%
Estimated fair value per option (US $)......................  $11.54      $ 6.91      $ 7.98

Harris Bankcorp Mid-Term Incentive Plan

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The Plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve Bank of Montreal's governing objective of maximizing value for its shareholders.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the Bank of Montreal share price. There was no compensation expense related to this plan in 2000.

Harris Bankcorp Stock Appreciation Rights Plan

     The Harris Bankcorp Stock Appreciation Rights Plan was fully paid out between November 23, 1999 and January 22, 2000. All rights were exercised at that time. Compensation expense for this plan totaled $0.4 million and $0.7 million 1999 and 1998 respectively. No compensation expense was recorded in 2000.

     The following table details the rights outstanding at December 31, 2000, 1999 and 1998.

                                                               2000       1999      1998
                                                              -------   --------   -------
Outstanding beginning of the year...........................   73,000    412,200   432,000
Granted.....................................................       --         --        --
Exercised...................................................  (73,000)  (339,200)  (24,000)
Cancelled...................................................       --         --        --
Transferred.................................................       --         --     4,200
                                                              -------   --------   -------
Outstanding end of the year.................................       --     73,000   412,200
                                                              =======   ========   =======

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $17.9 million in 2000, $19.5 million in 1999 and $17.8 million in 1998. These amounts include real estate taxes, maintenance and other rental-related operating costs of $4.1 million, $4.3 million and $3.6 million for 2000, 1999, and 1998, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2000 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
2001........................................................     $10,641
2002........................................................       9,447
2003........................................................       7,322
2004........................................................       6,788
2005........................................................       6,472
2006 and thereafter.........................................      26,567
                                                                 -------
          Total minimum future rentals......................     $67,237
                                                                 =======

     Occupancy expenses for 2000, 1999, and 1998 have been reduced by $14.2 million, $13.1 million and $14.1 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 2000, 1999 and 1998 applicable income tax expense (benefit) was as follows:

                                                        FEDERAL     STATE    FOREIGN    TOTAL
                                                        -------     -----    -------    -----
                                                                    (IN THOUSANDS)
2000 Current..........................................  $123,748   $ 5,114     $20     $128,882
  Deferred............................................     2,510    (1,221)     --        1,289
                                                        --------   -------     ---     --------
          Total.......................................  $126,258   $ 3,893     $20     $130,171
                                                        ========   =======     ===     ========
1999 Current..........................................  $ 80,618   $  (282)    $24     $ 80,360
  Deferred............................................    (7,900)    2,473      --       (5,427)
                                                        --------   -------     ---     --------
          Total.......................................  $ 72,718   $ 2,191     $24     $ 74,933
                                                        ========   =======     ===     ========
1998 Current..........................................  $ 76,542   $  (749)    $23     $ 75,816
  Deferred............................................     2,242     1,528      --        3,770
                                                        --------   -------     ---     --------
          Total.......................................  $ 78,784   $   779     $23     $ 79,586
                                                        ========   =======     ===     ========

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2000, 1999 and 1998:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................  $ 69,351   $ 64,446   $ 61,749
  Deferred employee compensation............................    10,143      6,792     11,538
  Deferred expense and prepaid income.......................    11,722     10,395         --
  Pension and medical trust.................................     3,324      9,119      5,950
  Other assets..............................................     4,756      7,622      9,532
                                                              --------   --------   --------
          Deferred tax assets...............................    99,296     98,374     88,769
                                                              --------   --------   --------
Gross deferred tax liabilities:
  Depreciable assets........................................    (5,573)    (5,592)    (6,360)
  Other liabilities.........................................   (11,322)    (9,092)    (4,146)
                                                              --------   --------   --------
          Deferred tax liabilities..........................   (16,895)   (14,684)   (10,506)
                                                              --------   --------   --------
  Net deferred tax assets...................................    82,401     83,690     78,263
                                                              --------   --------   --------
Tax effect of adjustment related to available-for-sale
  securities................................................     7,673    105,996    (27,795)
                                                              --------   --------   --------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................  $ 90,074   $189,686   $ 50,468
                                                              ========   ========   ========

     At December 31, 2000 and 1999, the respective net deferred tax assets of $82 million and $84 million included $70 million and $73 million for Federal taxes and $12 million and $11 million for state taxes, respectively. Bankcorp has recognized its Federal and state deferred tax assets as management believes that it is more likely than not that the net deferred tax assets will be realized. The deferred taxes reported on the Corporation's Consolidated Statements of Condition at December 31, 2000 and 1999 also include deferred tax assets of $8 million and $106 million respectively, for the tax effect of the net unrealized gains or losses associated with marking to market certain securities designated as available-for-sale, in accordance with SFAS No. 115.

     Total income tax expense of $130.2 million for 2000, $74.9 million for 1999, and $79.6 million for 1998 reflects effective tax rates of 29.9 percent,
24.9 percent, and 28.2 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                           YEARS ENDED DECEMBER 31
                                    ---------------------------------------------------------------------
                                            2000                    1999                    1998
                                    ---------------------   ---------------------   ---------------------
                                               PERCENT OF              PERCENT OF              PERCENT OF
                                                 PRETAX                  PRETAX                  PRETAX
                                     AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                     ------    ----------    ------    ----------    ------    ----------
                                                               (IN THOUSANDS)
Computed tax expense..............  $152,249      35.0%     $105,517      35.0%     $ 98,793      35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance.................    (8,158)     (1.9)       (8,966)     (3.0)       (8,166)     (2.9)
  Bank-owned insurance............   (15,758)     (3.6)      (14,477)     (4.8)      (11,319)     (4.0)
  Equity ownership in
     securitization trust.........    (1,673)     (0.4)       (5,601)     (1.9)           --        --
  Other, net......................     3,511       0.8        (1,540)     (0.4)          278       0.1
                                    --------     -----      --------     -----      --------     -----
Actual tax expense................  $130,171      29.9%     $ 74,933      24.9%     $ 79,586      28.2%
                                    ========     =====      ========     =====      ========     =====

     The tax expense from net gains on security sales amounted to $5.8 million, $5.7 million, and $10.6 million in 2000, 1999, and 1998, respectively.

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

     As of December 31, 2000, the most recent notification from the FDIC categorized the Corporation and HTSB as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2000 that have changed the capital category of the Corporation and HTSB.

     At December 31, 2000 Bankcorp had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum. During both 2000 and 1999, $18 million of dividends were paid on the preferred stock. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.

     The following table summarizes the Corporation's and HTSB's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                            TO BE WELL CAPITALIZED
                                                       FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                  ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                           --------------------   ----------------------   ------------------------
                            CAPITAL     CAPITAL     CAPITAL      CAPITAL      CAPITAL      CAPITAL
                             AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                            -------     -------     -------      -------      -------      -------
                                                        (IN THOUSANDS)
As of December 31, 2000:
Total Capital to Risk-
  Weighted Assets
     Corporation.........  $2,651,036    11.79%   $ $1,798,837   $ 8.00%   $ $2,248,546    $ 10.00%
     HTSB................  $1,903,085    10.98%   $ $1,386,583   $ 8.00%   $ $1,733,229    $ 10.00%
Tier 1 Capital to Risk-
  Weighted Assets
     Corporation.........  $2,056,341     9.14%   $ $ 899,930    $ 4.00%   $ $1,349,896    $ 6.00%
     HTSB................  $1,569,134     9.06%   $ $ 692,774    $ 4.00%   $ $1,039,162    $ 6.00%
Tier 1 Capital to Average
  Assets
     Corporation.........  $2,056,341     7.15%   $ $1,150,401   $ 4.00%   $ $1,438,001    $ 5.00%
     HTSB................  $1,569,134     7.40%   $ $ 848,181    $ 4.00%   $ $1,060,226    $ 5.00%
As of December 31, 1999:
Total Capital to Risk-
  Weighted Assets
     Corporation.........  $2,451,488    11.68%   $ $1,679,101   $ 8.00%   $ $2,098,877    $ 10.00%
     HTSB................  $1,740,498    10.77%   $ $1,292,849   $ 8.00%   $ $1,616,061    $ 10.00%
Tier 1 Capital to Risk-
  Weighted Assets
     Corporation.........  $1,895,050     9.03%   $ $ 839,446    $ 4.00%   $ $1,259,169    $ 6.00%
     HTSB................  $1,401,796     8.68%   $ $ 645,989    $ 4.00%   $ $ 968,983     $ 6.00%
Tier 1 Capital to Average
  Assets
     Corporation.........  $1,895,050     7.03%   $ $1,078,265   $ 4.00%   $ $1,347,831    $ 5.00%
     HTSB................  $1,401,796     7.29%   $ $ 769,161    $ 4.00%   $ $ 961,451     $ 5.00%

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $2.21 billion and $1.85 billion at December 31, 2000 and 1999, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $616 million of dividends at December 31, 2000. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $126 million and $118 million in 2000 and 1999, respectively.

     The Federal Reserve Act also places restrictions on certain transactions between the Corporation's banking subsidiaries and Bankcorp (parent only) and its affiliates, including loans from subsidiary banks. Such restrictions include collateralization requirements and quantitative limitations. Essentially, a member bank's aggregate involvement in these restricted transactions may not exceed 20 percent of its capital and surplus, as defined by the Federal Reserve Board. In addition, restricted transactions involving an individual affiliate are limited to 10 percent of its capital and surplus.

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2000 and 1999, daily average reserve balances of $227 million and $213 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 2000 and 1999, balances on deposit at the Federal Reserve Bank totaled $292 million and $228 million, respectively.

17. CONTINGENT LIABILITIES

     Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position and results of operations.

18. SEGMENT INFORMATION

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group and Private Client Group. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network; small business/lower middle-market banking, mbanx(sm), the Corporation's virtual banking unit and cash management services and the bankcard merchant services. This segment also reflects income from bank-owned insurance investments and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gains on the sale of the corporate trust and merchant card businesses, the results of the corporate trust business prior to its sale in the first quarter of 2000 and the results of the merchant card business prior to its sale in the fourth quarter of 2000 are also reflected in this segment. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury unit, which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager).

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

     Selected segment information is included in the following table:

                                             PERSONAL AND
                                              COMMERCIAL     INVESTMENT       PRIVATE      CONSOLIDATED
                                             CLIENT GROUP   BANKING GROUP   CLIENT GROUP      TOTAL
                                             ------------   -------------   ------------   ------------
                                                                   (IN MILLIONS)
2000
Net interest income (FTE basis)............    $ 370.0         $ 271.0         $ 58.1        $ 699.1
Noninterest income.........................      323.7(1)         74.1          138.6          536.4
Provision for loan losses..................       10.1            23.6            0.4           34.1
Noninterest expense........................      453.9           105.9          163.7          723.5
                                               -------         -------         ------        -------
Income before income taxes.................      229.7           215.6           32.6          477.9
Income taxes...............................       74.0            85.7           13.4          173.1
                                               -------         -------         ------        -------
Net income.................................    $ 155.7         $ 129.9         $ 19.2        $ 304.8
                                               =======         =======         ======        =======
Average Assets.............................    $11,783         $14,959         $1,466        $28,208
                                               =======         =======         ======        =======
Average Loans..............................    $ 5,784         $ 8,136         $1,305        $15,225
                                               =======         =======         ======        =======
Average Deposits...........................    $13,066         $ 4,115         $1,297        $18,478
                                               =======         =======         ======        =======
1999
Net interest income (FTE basis)............    $ 321.8         $ 287.8         $ 49.1        $ 658.7
Noninterest income.........................      267.5            75.0          137.2          479.7
Provision for loan losses..................        9.4            18.2            0.3           27.9
Noninterest expense........................      507.5           105.0          157.7          770.2
                                               -------         -------         ------        -------
Income before income taxes.................       72.4           239.6           28.3          340.3
Income taxes...............................        7.1            95.2           11.5          113.8
                                               -------         -------         ------        -------
Net income.................................    $  65.3         $ 144.4         $ 16.8        $ 226.5
                                               =======         =======         ======        =======
Average Assets.............................    $11,529         $13,087         $1,241        $25,857
                                               =======         =======         ======        =======
Average Loans..............................    $ 5,435         $ 7,325         $1,087        $13,847
                                               =======         =======         ======        =======
Average Deposits...........................    $12,474         $ 3,496         $1,260        $17,230
                                               =======         =======         ======        =======
1998
Net interest income (FTE basis)............    $ 328.7         $ 239.3         $ 45.1        $ 613.1
Noninterest income.........................      256.2(2)         85.6          125.2          467.0
Provision for loan losses..................        9.4            21.1            0.3           30.8
Noninterest expense........................      495.8            97.5          138.1          731.4
                                               -------         -------         ------        -------
Income before income taxes.................       79.7           206.3           31.9          317.9
Income taxes...............................       20.3            81.9           13.0          115.2
                                               -------         -------         ------        -------
Net income.................................    $  59.4         $ 124.4         $ 18.9        $ 202.7
                                               =======         =======         ======        =======
Average Assets.............................    $10,929         $11,408         $1,092        $23,429
                                               =======         =======         ======        =======
Average Loans..............................    $ 5,567         $ 6,443         $  954        $12,964
                                               =======         =======         ======        =======
Average Deposits...........................    $12,111         $ 3,009         $1,215        $16,335
                                               =======         =======         ======        =======

-------------------------
(1) Includes gains on sale of the corporate trust and merchant card businesses of $47.0 million and $60.2 million, respectively.

(2) Includes gain on the sale of the charge card portfolio of $12.0 million.

19. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                          FOREIGN     DOMESTIC     CONSOLIDATED
                                                          -------     --------     ------------
                                                                     (IN THOUSANDS)
2000
Total operating income..................................  $ 53,698   $ 2,350,213   $ 2,403,911
Total expenses..........................................    15,995     1,952,918     1,968,913
                                                          --------   -----------   -----------
Income before taxes.....................................    37,703       397,295       434,998
Applicable income taxes.................................    14,985       115,186       130,171
                                                          --------   -----------   -----------
Net income..............................................  $ 22,718   $   282,109   $   304,827
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $233,619   $28,732,857   $28,966,476
                                                          ========   ===========   ===========
1999
Total operating income..................................  $ 46,974   $ 1,951,013   $ 1,997,987
Total expenses..........................................    15,187     1,681,324     1,696,511
                                                          --------   -----------   -----------
Income before taxes.....................................    31,787       269,689       301,476
Applicable income taxes.................................    12,634        62,298        74,932
                                                          --------   -----------   -----------
Net income..............................................  $ 19,153   $   207,391   $   226,544
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $322,297   $26,858,199   $27,180,496
                                                          ========   ===========   ===========
1998
Total operating income..................................  $ 53,747   $ 1,846,749   $ 1,900,496
Total expenses..........................................    11,986     1,606,244     1,618,230
                                                          --------   -----------   -----------
Income before taxes.....................................    41,761       240,505       282,266
Applicable income taxes.................................    16,598        62,988        79,586
                                                          --------   -----------   -----------
Net income..............................................  $ 25,163   $   177,517   $   202,680
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $219,886   $24,891,919   $25,111,805
                                                          ========   ===========   ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2000, 1999 and 1998, identifiable foreign assets accounted for 1 percent of total consolidated assets.

20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Presented below are the statements of income, statements of condition and statements of cash flows for Harris Bankcorp, Inc. (parent company only):

Statements of Income

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Interest on securities purchased from bank subsidiary under
  agreement to resell.......................................    $  9,803    $  6,751    $  7,965
Interest on advances to bank subsidiaries...................      16,635      15,534      18,573
Interest on investments in Federal agency securities........      14,804      14,490      13,055
Dividends from bank subsidiaries............................     125,987     117,467     142,079
Other operating income......................................       5,030          44          --
                                                                --------    --------    --------
     Total operating income.................................     172,259     154,286     181,672
                                                                --------    --------    --------
Interest expense on commercial paper........................      17,322      13,876      16,136
Interest expense on long-term notes.........................      37,058      31,186      29,495
Other operating expense.....................................       2,666       7,136       8,794
                                                                --------    --------    --------
     Total operating expenses...............................      57,046      52,198      54,425
                                                                --------    --------    --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................     115,213     102,088     127,247
Applicable income tax benefit...............................      (5,779)     (7,527)     (5,596)
                                                                --------    --------    --------
Income before equity in undistributed net income of
  subsidiaries..............................................     120,992     109,615     132,843
Equity in undistributed net income of bank subsidiaries.....     183,557     108,244      63,160
Equity in undistributed net income of nonbank
  subsidiaries..............................................         719       9,028       6,762
Equity in undistributed net loss of partially-owned bank
  subsidiary................................................        (441)       (343)        (85)
                                                                --------    --------    --------
     Net income.............................................    $304,827    $226,544    $202,680
                                                                ========    ========    ========

Statements of Condition

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2000          1999
                                                                 ----          ----
                                                                   (IN THOUSANDS)
ASSETS
Demand balances due from bank subsidiary....................  $      320    $      647
Investment in U.S. Treasury and Federal agency securities...     152,202       169,405
Securities purchased from bank subsidiary under agreement to
  resell....................................................     225,859        88,180
Advances to bank subsidiaries...............................     230,000       240,000
Equity investment in wholly-owned subsidiaries:
  Banks.....................................................   2,123,679     1,776,964
  Nonbanks..................................................      83,930        71,248
Equity investments in partially-owned bank subsidiary.......       4,277         1,019
Other assets................................................     124,447       117,414
                                                              ----------    ----------
       TOTAL ASSETS.........................................  $2,944,714    $2,464,877
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper outstanding................................  $  366,614    $  245,050
Other liabilities...........................................      12,892        11,154
Long-term notes.............................................     534,900       474,673
                                                              ----------    ----------
       Total liabilities....................................     914,406       730,877
Stockholder's equity........................................   2,030,308     1,734,000
                                                              ----------    ----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........  $2,944,714    $2,464,877
                                                              ==========    ==========

Statements of Cash Flows

                                                            FOR THE YEARS ENDED DECEMBER 31
                                                          ------------------------------------
                                                             2000         1999         1998
                                                             ----         ----         ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income............................................  $   304,827   $ 226,544   $  202,680
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Undistributed net income of subsidiaries...........     (184,276)   (117,272)     (69,922)
     Accretion and amortization.........................        1,321         706       (9,695)
     Deferred income tax (benefit) provision............          (79)         81         (112)
     Net decrease (increase) in interest receivable.....          386      (3,365)       1,069
     Other, net.........................................       (6,434)     (3,155)      (1,707)
                                                          -----------   ---------   ----------
       Net cash provided by operating activities........      115,745     103,539      122,313
                                                          -----------   ---------   ----------
INVESTING ACTIVITIES:
     Net (increase) decrease in securities purchased
       under agreement to resell........................     (137,679)     44,676        4,619
     Proceeds from maturities of portfolio securities...    1,123,870     722,263    1,033,782
     Purchases of portfolio securities..................   (1,103,056)   (748,258)    (936,080)
     Additional capital invested in bank subsidiaries...      (28,200)     (9,350)      (7,060)
     Net decrease in advances to subsidiaries...........       10,000          --      100,000
     Other, net.........................................       (2,527)     (6,207)     (97,675)
                                                          -----------   ---------   ----------
       Net cash (used) provided by investing
          activities....................................     (137,592)      3,124       97,586
                                                          -----------   ---------   ----------
FINANCING ACTIVITIES:
     Net increase (decrease) in commercial paper
       outstanding......................................      121,564     (16,855)     (89,522)
     Proceeds from issuance of long-term notes..........       60,000     180,000       75,000
     Repayment of long-term notes.......................           --    (180,000)          --
     Contribution to capital surplus....................       10,000       2,785        1,382
     Cash dividends paid on Series A preferred stock....      (14,500)    (14,500)     (14,500)
     Cash dividends paid on Series B preferred stock....       (3,544)     (3,544)      (3,544)
     Cash dividends paid on common stock................     (152,000)    (74,200)    (188,500)
                                                          -----------   ---------   ----------
       Net cash provided (used) by financing
          activities....................................       21,520    (106,314)    (219,684)
                                                          -----------   ---------   ----------
Net (decrease) increase in demand balances due from
  banks.................................................         (327)        349          215
Demand balances due from banks at January 1.............          647         298           83
                                                          -----------   ---------   ----------
Demand balances due from banks at December 31...........  $       320   $     647   $      298
                                                          ===========   =========   ==========

21. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 2000 and 1999, intangible assets, including goodwill resulting from business combinations, amounted to $235 million and $253 million, respectively. Amortization of these intangibles amounted to $25.4 million in 2000, $25.8 million in 1999, and $24.9 million in 1998. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

     In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $47.0 million.

     On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests. All historical information is presented on a combined basis.

     On December 1, 2000, the Corporation sold its merchant card business to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada. The sale resulted in a pretax gain to the Corporation of $60.2 million, which was eliminated in the consolidation of the Bank's results with Bank of Montreal.

     On December 15, 2000, the Corporation acquired Century Bank, a Scottsdale, Arizona based bank for a purchase price of $16.2 million. Of this amount, $9.7 million was recorded as goodwill with an amortization period of fifteen years. On the date of acquisition, Century Bank had total assets amounting to $67 million and total deposits amounting to $62 million.

22. RELATED PARTY TRANSACTIONS

     Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $9.5 million at December 31, 2000 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 2000, 1999 and 1998, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings, interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2000, 1999 and 1998, the Corporation received from BMO approximately $14.7 million, $14.6 million and $17.1 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation. The Corporation made payments to BMO of approximately $17.0 million, $17.2 million and $9.1 million in 2000, 1999 and 1998, respectively.

     HTSB and BMO combine their U.S. foreign exchange activities. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2000, 1999 and 1998 foreign exchange revenues included $7.2 million, $8.3 million and $6.8 million of net profit, respectively, under this agreement.

     On June 29, 1999, Bankcorp borrowed (Canadian) $266.4 million from BMO (US) Finance, LLC ("FinCo"), a Delaware limited liability company and an indirect subsidiary of BMO. The loan is subordinated debt, due to mature July 29, 2009. Bankcorp entered into a currency and interest rate swap agreement to exchange the C$266.4 million for U.S. $180.0 million and makes quarterly interest payments on the swap. The loan interest rate is BA + 43 bps and converts to 90 day LIBOR + 44.5 bps under the swap.

     On December 29, 2000, the Corporation and BMO entered into an agreement whereby the Corporation will sell $178 million in commercial loans to BMO. These loans were reclassified to "Assets Held for Sale" on the Statement of Condition as of December 31, 2000. The Corporation expects settlement to occur in the first quarter of 2001. The loans were sold at carrying value which equates to fair market value; accordingly, no gain or loss was recorded.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the three years in the three year period ended December 31, 2000.

     BMO has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Corporation's independent public accountants reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP                                              PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 2001

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankcorp's Board of Directors consists of fourteen members. Directors are elected annually. Except as noted, each present director has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

     PASTORA SAN JUAN CAFFERTY, age 60, Professor, University of Chicago School of Social Service Administration and a Director of WMX Technologies, Peoples Energy Corporation and Kimberly-Clark Corporation. Elected in 1997.

     MARTIN R. CASTRO, age 37, Partner, Castro Gomez Durbin & DeJesus, LLC. Prior to March 2001, Vice President, Managing Director, Global Business Development, Juritas.com (law related services). Prior to joining Juritas.com in June 2000, Mr. Castro was a partner at the law firm of Baker & McKenzie.

     HAVEN E. COCKERHAM, age 53, Senior Vice President, Human Resources, R. R. Donnelley & Sons Company (printing company). Prior to joining R. R. Donnelley & Sons in 1998, Mr. Cockerham headed Human Resources for Detroit Edison. Elected in 1999.

     F. ANTHONY COMPER, age 55, Chairman and Chief Executive Officer and a Director of Bank of Montreal. Elected in 1990.

     SUSAN T. CONGALTON, age 54, Managing Director, Lupine L.L.C. (consulting and private investments). Elected in 1988.

     WILBUR H. GANTZ, age 63, Retired Chairman of the Board and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger and Gillette Corporation. Elected in 1984.

     JAMES J. GLASSER, age 66, Chairman Emeritus of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company and Stone Container Corporation. Elected in 1980.

     DR. LEO M. HENIKOFF, age 61, President and Chief Executive Officer of Rush-Presbyterian-St. Luke's Medical Center (health care and related services). Elected in 1986.

     RICHARD M. JAFFEE, age 65, Chairman, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

     EDWARD W. LYMAN, JR., age 58, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     ALAN G. MCNALLY, age 55, Chairman of the Board and Chief Executive Officer of Bankmont, Bankcorp and Harris Trust and Savings Bank and a Director of Walgreen Co. Elected in 1993.

     CHARLES H. SHAW, age 68, Chairman, The Charles H. Shaw Company (real estate development). Elected in 1990.

     RICHARD E. TERRY, age 63, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

     JAMES O. WEBB, age 69, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

     In addition to Messrs. McNally and Lyman, the Corporation had twenty-three executive officers at December 31, 2000 -- Beverly A. Blucher, age 50; David R. Casper, age 44; Timothy S. Crane, age 39; Dennis L. Dean, age 49; Emilia DiMenco, age 46; Pierre O. Greffe, age 48; Louis F. Lanwermeyer, age 52; Michael
W. Lewis, age 51; Michael B. Lowe, age 55; Erin E. McInerney, age 45; Peter B. McNitt, age 46; Richard J. Moreland, age 54; Sunday R. Perry, age 47; Charles R. Piermarini, age 44; Paul V. Reagan, age 54; Randall W. Teteak, age 56; William
E. Thonn, age 52; Charles R. Tonge, age 53; Philip A. Washburn, age 54; William
W. Whipple, age 48; Edward J. Williams, age 58; Thomas C. Wright, age 53; and Sohrab Zargham, age 59. Each officer, other than Messrs. Piermarini and Teteak, has held executive positions with the Corporation or an affiliate for at least the past five years. Prior to 1997, Mr. Piermarini was Senior Vice President, Portfolio Management, NationsBank. Prior to 1997, Mr. Teteak was Senior Vice President at First Union National Bank responsible for technology and automation planning.

ITEM 11 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (I)(2)(C) OF FORM 10-K.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Bank of Montreal, through its subsidiary, Bankmont Financial Corp., a U.S. bank holding company chartered in Delaware, owns all 6,667,490 issued and outstanding shares of Bankcorp's common stock.

ITEM 13 -- OMITTED PURSUANT TO GENERAL INSTRUCTION (I)(2)(C)OF FORM 10-K.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

          (3) Exhibits:

              3. Articles of Incorporation and By-laws

               (a) Restated Certificate of Incorporation (filed as an Exhibit to
                   Bankcorp's 1987 Form 10-K and incorporated herein by reference)

               (b) By-laws of Bankcorp (filed as an Exhibit to Bankcorp's 1999
                   Form 10-K and incorporated herein by reference)

            4. Indenture dated as of June 1, 1989 relating to Bankcorp's 9 3/8%
               Subordinated Notes Due 2001 (filed as an Exhibit to Bankcorp's May 24, 1989 Registration Statement on Form S-3 and incorporated herein by reference). In addition, Bankcorp has issued three Floating Rate Subordinated Notes and two Fixed Rate Subordinated Notes to its parent company, Bankmont. Bankcorp has also issued a Floating Rate Subordinated Note to FinCo. The principal amount of these notes totals $340 million for the floating rate notes and $95 million for the fixed rate notes, respectively. The floating rate notes mature in 2005, 2006, 2009, and 2010, respectively. The fixed rate notes mature in 2007 and 2010, respectively. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

             10. Material Contracts and Compensatory Plans

               (a) Employees' Savings and Profit Sharing Plan (filed as an
                   Exhibit to Bankcorp's 1995 Form 10-K and incorporated herein by reference).

                (b) Harris Retirement Benefit Replacement Plan (filed as an
                    Exhibit to Bank of Montreal's August 3, 1994 Registration Statement on Form F-4, File No. 33-82358, and incorporated herein by reference)

                (c) Harris Bank Stock Option Program, pursuant to which certain designated executives and certain other employees of the Corporation participate in the Bank of Montreal Stock Option Plan (filed as an Exhibit to Bank of Montreal's May 9, 1995 Registration Statement on Form S-8, File No. 33-92112, and incorporated herein by reference)

                (d) Harris Bankcorp Mid-Term Incentive Plan (filed as an Exhibit hereto)

             23. Consents of Experts and Counsel (consents of Independent Auditors)

             24. Power of Attorney

     (b) No Current Report on Form 8-K was filed during the quarter ended December 31, 2000.

-------------------------

* Copies of Exhibits (a) (3) 3, 4, 10, 23, 24 and 27 not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 2001.


            /s/ ALAN G. MCNALLY                    Chairman of the Board and Chief Executive
--------------------------------------------       Officer
              Alan G. McNally

            /s/ PIERRE O. GREFFE                   Chief Financial Officer
--------------------------------------------
              Pierre O. Greffe

             /s/ PAUL R. SKUBIC                    Chief Accounting Officer
--------------------------------------------
               Paul R. Skubic

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 23rd day of March 2001.


Pastora San Juan Cafferty          Wilbur H. Gantz                    Edward W. Lyman, Jr.
Martin R. Castro                   James J. Glasser                   Charles H. Shaw
Haven E. Cockerham                 Leo M. Henikoff                    Richard E. Terry
F. Anthony Comper                  Richard M. Jaffee                  James O. Webb
Susan T. Congalton

Alan G. McNally
Attorney-In-Fact

Supplemental Information

     No annual report or proxy statement will be sent to security holders in 2001.