Form 10-Q
period 2001-03-31
HARRIS BANKCORP INC
filed 2001-05-14
CIK 45729

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

FOR THE QUARTER ENDED MARCH 31, 2001 OR

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

     At May 14, 2001 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2001 and 2000.

        Consolidated Statements of Condition as of March 31, 2001, December 31, 2000 and March 31, 2000.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the quarters ended March 31, 2001 and 2000.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

    The above financial statements, financial review and quantitative and qualitative disclosures about market risk, included in the Corporation's 2001 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           None

        (b) No Current Report on Form 8-K was filed during the quarter ended March 31, 2001, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2001.

                              /s/ PIERRE O. GREFFE
------------------------------------------------
Pierre O. Greffe
Chief Financial Officer
                               /s/ PAUL R. SKUBIC
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                     Quarter Ended March 31
                                                                --------------------------------
                                                                  2001        2000       Change
------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.........................................    $173,965    $163,046           7%
Net interest income (fully taxable equivalent)..............     184,071     173,343           6
Provision for loan losses...................................      16,043       6,638         142
Noninterest income..........................................     113,316     155,476         (27)
Noninterest expenses........................................     184,410     184,024          --
Net income..................................................      64,010      87,094         (27)
Dividends -- common stock...................................      51,000      21,500         137
Dividends -- preferred stock................................       4,511       4,511          --
Cash earnings (1)...........................................      68,147      61,594          11
------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...............       13.59%      22.69%       (910)bp
Return on average assets....................................        0.91        1.28         (37)
Cash return on average common stockholder's equity (2)......       16.72       28.76      (1,204)
Cash return on average assets (3)...........................        0.98        1.35         (37)
Returns excluding gain on sale of corporate trust business:
  Return on average common stockholder's equity.............       13.59       14.53         (94)
  Return on average assets..................................        0.91        0.84           7
  Cash return on average common stockholder's equity (2)....       16.72       18.92        (220)
  Cash return on average assets (3).........................        0.98        0.91           7
Tier 1 risk-based capital ratio.............................        9.38        9.06          32
Total risk-based capital ratio..............................       11.97       11.57          40
Tier 1 leverage ratio.......................................        7.32        7.21           9
Allowance for possible loan losses to total loans
  (period-end)..............................................        1.08        1.09          (1)
------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets.........................................    $    490    $    473           4%
Securities available-for-sale...............................       9,116       9,110          --
Loans, net of unearned income...............................      15,493      14,698           5
Total interest-earning assets...............................      25,274      24,333           4
Total assets................................................      28,456      27,398           4
Deposits....................................................      18,612      17,486           6
Short-term borrowings.......................................       6,626       7,146          (7)
Common stockholder's equity.................................       1,775       1,464          21
------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale...............................    $  9,181    $  8,891           3%
Loans, net of unearned income...............................      15,495      15,095           3
Allowance for possible loan losses..........................         168         164           2
Total assets................................................      28,610      28,017           2
Deposits....................................................      18,628      18,122           3
Common stockholder's equity.................................       1,829       1,557          17
Total stockholder's equity..................................       2,074       1,802          15
------------------------------------------------------------------------------------------------

(1) Cash earnings is defined as net income excluding the impact of amortization of goodwill and other valuation intangibles. Cash earnings for first quarter 2000 excludes the gain on the sale of the corporate trust business. Including the corporate trust gain, cash earnings would have been $91.3 million.

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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp's net income for the quarter ended March 31, 2001 was $64.0 million, a decrease of $23.1 million or 27 percent compared to the year ago quarter. First quarter 2000 earnings included a pretax gain of $50.2 million resulting from the sale of the corporate trust business. Excluding this gain, earnings in the first quarter increased from $57.4 million last year to $64.0 million this year, an increase of 12 percent.

               Cash ROE was 16.72 percent in the current quarter. Excluding the gain from the sale of the corporate trust business, cash ROE was
           18.92 percent one year earlier. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity and the corporate trust gain, cash ROE rose 32 basis points from last year's first quarter. These favorable operating results were attributable to continued strong earnings growth in the core businesses and a more favorable interest rate environment that contributed to increased earnings from treasury and trading activities. This was partially offset by an increased loan loss provision associated with a slowing economy and a higher level of nonperforming assets.

               Net interest income on a fully taxable equivalent basis was $184.1 million, up 6 percent from first quarter last year. Net interest margin increased from 2.87 percent in the first quarter last year to 2.94 percent currently. Average earning assets rose 4 percent to $25.27 billion from $24.33 billion in first quarter 2000, primarily attributable to an increase of $795 million in average loans. Growth in consumer, mortgage and small business loans continued to be particularly strong.

               First quarter noninterest income of $113.3 million decreased 27 percent from the same quarter last year. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest revenue increased 8 percent. Last year's first quarter results also included operating revenue for both the corporate trust business and the merchant card business which was sold to Bank of Montreal's credit card processing joint venture (Moneris) in December 2000. Excluding both the gain on trust sale and operating revenue from these businesses, noninterest revenue increased 22 percent. Most of the increase resulted from additional net gains from securities sales of $13.2 million and higher bond trading profits of $5.1 million.

               First quarter 2001 noninterest expenses of $184.4 million were essentially flat compared to first quarter a year ago. Income tax expense declined by $17.9 million, reflecting lower pretax income from year-ago results, which included the gain on the sale of the corporate trust business.

               The first quarter 2001 provision for loan losses of $16.0 million was up from $6.6 million in the first quarter of 2000. Net loan charge-offs during the current quarter were $18.6 million compared to $4.7 million in the prior year's quarter. Most of the increase resulted from higher commercial loan write-offs.

               Nonperforming assets at March 31, 2001 were $120 million or 0.77 percent of total loans, compared to $107 million or 0.69 percent at December 31, 2000 and $41 million or 0.27 percent a year ago. Most of the increase from March 31, 2000 is comprised of syndicated loans ranging in size from $8 million to $17 million to borrowers in different industry sectors. At March 31, 2001, the allowance for possible loan losses was $168 million, equal to 1.08 percent of loans outstanding, compared to $164 million or 1.09 percent at the end of first quarter 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets of 140 percent at March 31, 2001 decreased from 402 percent at March 31, 2000.

               At March 31, 2001, Tier 1 capital of Harris Bankcorp amounted to $2.07 billion, compared to $1.98 billion one year earlier. The regulatory leverage capital ratio was 7.32 percent for the first quarter of 2001 compared to 7.21 percent in the same quarter of 2000. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's March 31, 2001 Tier 1 and total risk-based capital ratios were 9.38 percent and
           11.97 percent compared to respective ratios of 9.06 percent and 11.57 percent at March 31, 2000.

               In March 2001, the Corporation announced the signing of a definitive merger agreement to acquire First National Bank of Joliet. Established in 1857, First National Bank of Joliet is a full-service community bank with $1.1 billion in assets and $844 million in deposits. Closing is expected to occur in August.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                April 27, 2001
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended March 31
                                                                ----------------------
              (in thousands except share data)                    2001          2000
--------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $315,282      $292,434
Money market assets:
 Deposits at banks..........................................         842           574
 Federal funds sold and securities purchased under agreement
   to resell................................................       3,991         3,648
Trading account.............................................         766           682
Securities available-for-sale:
 U.S. Treasury and Federal agency...........................     127,007       123,812
 State and municipal........................................       5,753         6,189
 Other......................................................       3,043         2,867
                                                                --------      --------
 Total interest income......................................     456,684       430,206
                                                                --------      --------
INTEREST EXPENSE
Deposits....................................................     176,920       153,696
Short-term borrowings.......................................      83,206        84,278
Senior notes................................................       8,430        16,087
Minority interest-dividends on preferred stock of
 subsidiary.................................................       4,609         4,609
Long-term notes.............................................       9,554         8,490
                                                                --------      --------
 Total interest expense.....................................     282,719       267,160
                                                                --------      --------
NET INTEREST INCOME.........................................     173,965       163,046
Provision for loan losses...................................      16,043         6,638
                                                                --------      --------
Net Interest Income after Provision for Loan Losses.........     157,922       156,408
                                                                --------      --------
NONINTEREST INCOME
Trust and investment management fees........................      29,769        38,192
Money market and bond trading...............................       5,520           414
Foreign exchange............................................       1,675         1,800
Merchant and charge card fees...............................          56         5,391
Service fees and charges....................................      27,532        30,106
Securities gains............................................      13,205            28
Gain on sale of corporate trust business....................          --        50,193
Bank-owned insurance........................................      11,599         9,859
Foreign fees................................................       5,146         5,014
Other.......................................................      18,814        14,479
                                                                --------      --------
 Total noninterest income...................................     113,316       155,476
                                                                --------      --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      88,044        90,311
Pension, profit sharing and other employee benefits.........      17,727        18,505
Net occupancy...............................................      12,851        13,701
Equipment...................................................      13,886        14,927
Marketing...................................................       7,522         6,023
Communication and delivery..................................       5,293         5,237
Expert services.............................................       5,302         5,898
Contract programming........................................       6,698         3,488
Other.......................................................      20,721        19,474
                                                                --------      --------
                                                                 178,044       177,564
Goodwill and other valuation intangibles....................       6,366         6,460
                                                                --------      --------
 Total noninterest expenses.................................     184,410       184,024
                                                                --------      --------
Income before income taxes..................................      86,828       127,860
Applicable income taxes.....................................      22,818        40,766
                                                                --------      --------
 NET INCOME.................................................      64,010        87,094
Dividends on preferred stock................................       4,511         4,511
                                                                --------      --------
Net Income Applicable to Common Stock.......................    $ 59,499      $ 82,583
                                                                ========      ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
 Net Income Applicable to Common Stock......................    $   8.92      $  12.39
                                                                ========      ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                                   -----------------------
(in thousands)                                                         2001           2000
------------------------------------------------------------------------------------------
NET INCOME..................................................       $64,010        $87,094
  Other comprehensive income:
    Cash flow hedges:
      Cumulative effect of accounting change................        (7,976)            --
      Net unrealized gain on derivative instruments, net of
       tax expense of $1,189................................         2,024             --
    Unrealized gains (losses) on available-for-sale
  securities:
      Unrealized holding gains (losses) arising during
       period, net of tax expense (benefit) of $30,051 in
       2001 and ($2,835) in 2000............................        45,745         (4,290)
      Less reclassification adjustment for realized gains
       included in income statement, net of tax expense of
       $5,137 in 2001 and $11 in 2000.......................        (8,068)           (17)
                                                                   -------        -------
  Other comprehensive income (loss).........................        31,725         (4,307)
                                                                   -------        -------
  Comprehensive income......................................       $95,735        $82,787
                                                                   =======        =======

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                 March 31      December 31     March 31
              (in thousands except share data)                     2001           2000           2000
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $ 1,137,395    $ 1,362,655    $ 1,310,668
Money market assets:
  Interest-bearing deposits at banks........................        174,062        141,430        251,565
  Federal funds sold and securities purchased under
    agreement to resell.....................................        400,998        466,273        272,025
Trading account assets......................................         45,304         68,925         27,953
Securities available-for-sale (including $3.79 billion and
  $3.30 billion of securities pledged as collateral for
  repurchase agreements at March 31, 2001 and December 31,
  2000, respectively).......................................      9,180,844      9,125,654      8,891,236
Loans, net of unearned income...............................     15,494,532     15,549,468     15,095,315
Allowance for possible loan losses..........................       (167,880)      (170,417)      (164,105)
                                                                -----------    -----------    -----------
  Net loans.................................................     15,326,652     15,379,051     14,931,210
Premises and equipment......................................        391,217        392,709        388,261
Customers' liability on acceptances.........................         36,334         34,100         50,213
Bank-owned insurance........................................        916,601        906,103        871,857
Assets held for sale........................................        125,908        242,271             --
Goodwill and other valuation intangibles....................        229,202        234,714        240,681
Other assets................................................        645,451        612,591        781,533
                                                                -----------    -----------    -----------
      TOTAL ASSETS..........................................    $28,609,968    $28,966,476    $28,017,202
                                                                ===========    ===========    ===========
LIABILITIES
Deposits in domestic office -- noninterest bearing..........    $ 2,700,396    $ 3,392,432    $ 3,504,410
                           -- interest-bearing..............     13,541,340     13,385,450     12,616,142
Deposits in foreign offices -- noninterest bearing..........         36,853         34,780         35,549
                          -- interest-bearing...............      2,349,622      2,302,314      1,965,641
                                                                -----------    -----------    -----------
      Total deposits........................................     18,628,211     19,114,976     18,121,742
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,975,720      4,407,585      4,441,229
Commercial paper outstanding................................        216,315        366,614        206,131
Other short-term borrowings.................................        885,219      1,492,614      1,540,611
Senior notes................................................        608,500        389,500        853,000
Acceptances outstanding.....................................         36,334         34,100         50,219
Accrued interest, taxes and other expenses..................        319,706        277,778        225,803
Other liabilities...........................................         92,651         68,102         52,108
Minority interest -- preferred stock of subsidiary..........        250,000        250,000        250,000
Long-term notes.............................................        523,475        534,899        474,728
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES.....................................     26,536,131     26,936,168     26,215,571
                                                                -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 180 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000        200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340         53,340
Surplus.....................................................        537,965        534,660        532,281
Retained earnings...........................................      1,216,623      1,208,124      1,135,992
Accumulated other comprehensive income (loss)...............         20,909        (10,816)      (164,982)
                                                                -----------    -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      2,073,837      2,030,308      1,801,631
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $28,609,968    $28,966,476    $28,017,202
                                                                ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                              ----------------------------
                       (in thousands)                                2001             2000
------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $ 2,030,308      $ 1,734,000
  Net income................................................       64,010           87,094
  Contributions to capital..................................        3,305           10,855
  Dividends -- Series A preferred stock.....................       (3,625)          (3,625)
  Dividends -- Series B preferred stock.....................         (886)            (886)
  Dividends -- common stock.................................      (51,000)         (21,500)
  Other comprehensive income (loss).........................       31,725           (4,307)
                                                              -----------      -----------
BALANCE AT MARCH 31.........................................  $ 2,073,837      $ 1,801,631
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

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                              ----------------------------
                       (in thousands)                                2001             2000
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $    64,010      $    87,094
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       16,043            6,638
  Depreciation and amortization, including intangibles......       19,320           20,275
  Deferred tax expense (benefit)............................        1,127             (273)
  Gain on sales of securities...............................      (13,205)             (28)
  Gain on sale of corporate trust business..................           --          (50,193)
  Trading account net sales.................................       23,621           40,957
  Net decrease in interest receivable.......................       44,959            7,583
  Net decrease in interest payable..........................      (13,300)         (24,994)
  Net decrease in assets held for sale......................      116,363           45,224
  Other, net................................................      (12,659)          (3,004)
                                                              -----------      -----------
    Net cash provided by operating activities...............      246,279          129,279
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........      (32,632)         (11,581)
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................       65,275          112,831
  Proceeds from sales of securities available-for-sale......      807,075           41,520
  Proceeds from maturities of securities
    available-for-sale......................................    2,912,449          903,987
  Purchases of securities available-for-sale................   (3,698,917)      (1,252,436)
  Net decrease (increase) in loans..........................       36,357         (697,532)
  Purchases of premises and equipment.......................      (11,461)          (9,263)
  Net increase in bank-owned insurance......................      (10,498)         (99,278)
  Other, net................................................      (26,352)        (202,148)
                                                              -----------      -----------
    Net cash provided (used) by investing activities........       41,296       (1,213,900)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................     (486,765)         741,267
  Net increase (decrease) in Federal funds purchased and
    securities sold under agreement to repurchase...........      568,135         (139,658)
  Net decrease in commercial paper outstanding..............     (150,299)         (38,919)
  Net (decrease) increase in short-term borrowings..........     (607,395)         856,484
  Proceeds from issuance of senior notes....................      838,500           75,000
  Repayment of senior notes.................................     (619,500)        (722,000)
  Net cash proceeds from the sale of corporate trust
    business................................................           --          103,290
  Cash dividends paid on preferred stock....................       (4,511)          (4,511)
  Cash dividends paid on common stock.......................      (51,000)         (21,500)
                                                              -----------      -----------
    Net cash (used) provided by financing activities........     (512,835)         849,453
                                                              -----------      -----------
    Net decrease in cash and demand balances due from
     banks..................................................     (225,260)        (235,168)
    Cash and demand balances due from banks at January 1....    1,362,655        1,545,836
                                                              -----------      -----------
    Cash and demand balances due from banks at March 31.....  $ 1,137,395      $ 1,310,668
                                                              ===========      ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the Corporation's Form 10-K for the year ended December 31, 2000.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the quarter ended March 31 totaled $296.0 million and $292.2 million in 2001 and 2000, respectively. Cash income tax payments over the same periods totaled $18.0 million and $7.9 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation does not expect the implementation of this Statement to have a material effect on the Corporation's financial position or results of operations.
--------------------------------------------------------------------------------
5. DERIVATIVES
           The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", on January 1, 2001. The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Corporation.

           ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
           All derivative instruments are recognized at fair value in the Consolidated Statement of Condition. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.
               Derivative instruments that are used in the management of the Corporation's risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the Corporation enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a

--------------------------------------------------------------------------------

           foreign currency fair value or cash flow hedge, or a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income only until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a foreign currency hedge are recorded in either current period earnings or other comprehensive income depending on whether the hedging relationship meets the criteria for a fair value or cash flow hedge. For a derivative used as a hedge of a net investment in a foreign operation, changes in the derivative's fair value, to the extent that the hedge is effective, are recorded in the cumulative translation adjustment account within other comprehensive income.
               The Corporation formally documents all hedging relationships at inception of hedge transactions. The process includes documenting the risk management objective and strategy for undertaking the hedge transaction and identifying the specific derivative instrument and the specific underlying asset, liability, firm commitment or forecasted transaction. The Corporation formally assesses, both at inception and on an ongoing quarterly basis, whether the derivative hedging instruments have been highly effective in offsetting changes in the fair value or cash flows of the hedged items and whether the derivatives are expected to remain highly effective in future periods.
               Hedge accounting is discontinued prospectively when the Corporation determines that the hedge is no longer highly effective, the derivative instrument expires or is sold, terminated or exercised, it is no longer probable that the forecasted transaction will occur, the hedged firm commitment no longer meets the definition of a firm commitment, or the designation of the derivative as a hedging instrument is no longer appropriate.
               When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the underlying hedged item will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting in discontinued because it is no longer probable that the forecasted transaction will occur, the gain or loss on the derivative that was in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.
               Derivative instruments that are used as part of the Corporation's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
           The Corporation has an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by interest rate volatility. The Corporation manages interest rate sensitivity by modifying the repricing or maturity characteristics of certain fixed rate assets so that net interest margin is not adversely affected, on a material basis, by movements in interest rates. As a result of interest rate fluctuations, fixed rate assets will appreciate or depreciate in market value. The effect of the unrealized appreciation or depreciation will generally be offset by the gains or losses on the derivative instruments.
               The Corporation has a foreign currency risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by foreign currency

--------------------------------------------------------------------------------

           exchange rate fluctuations. Certain senior notes are denominated in foreign currency, creating exposure to changes in exchange rates. The Corporation uses cross currency interest rate swaps and foreign currency forward exchange contracts to hedge this risk.
               The Corporation uses various interest rate and foreign exchange derivative contracts as part of its dealer and trading activities. As dealer, the Corporation serves customers seeking to manage interest rate risk by entering into contracts as a counterparty to their (customer) transactions. In its trading activities, the Corporation uses interest rate contracts to profit from expected future market movements. The Corporation is also a dealer in foreign exchange contracts.
               Interest rate derivative contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Corporation's cost of replacing contracts at current market rates. The Corporation manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements, which provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Corporation is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Corporation manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process. Value-at-risk methodology is used for measuring the market risk of the Corporation's trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Corporation would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.
               Foreign exchange derivative contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

           FAIR VALUE HEDGES
           The Corporation uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.
               For fair value hedges, as of March 31, 2001 the Corporation recorded the fair value of derivative instrument liabilities of $5.4 million in other liabilities. A net loss of $0.2 million was recorded for the quarter ended March 31, 2001 representing the ineffective portion of all of the Corporation's fair value hedges. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

           CASH FLOW HEDGES
           The Corporation uses a total return swap to reduce the variability associated with the cash flows from an equity security. A total return swap converts the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap are recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security is also recorded in other comprehensive income. For cash flow hedges, as of March 31, 2001 the Corporation recorded the fair value of derivative instrument liabilities of $9.4 million in other liabilities. No hedge ineffectiveness was recorded to earnings for

--------------------------------------------------------------------------------

           the quarter ended March 31, 2001. The unrealized gain (loss) in accumulated other comprehensive income related to the total return swap will be reclassified to earnings if and when the unrealized holding gain (loss) on the available-for-sale equity security affects earnings. The amount expected to be reclassified into earnings over the next twelve months is expected to be immaterial. The Corporation is hedging its exposure to the variability of future cash flows over a maximum term of nineteen months.

           DEALER AND TRADING ACTIVITIES
           Trading activities include derivative transactions that are entered into for risk management purposes and do not otherwise qualify for hedge accounting.
               Foreign exchange contracts are used to stabilize any currency exchange rate fluctuation for certain senior notes. The derivative instruments, primarily cross currency interest rate swaps, do not qualify for hedge accounting.
               The Corporation has qualifying mortgage loan commitments that are intended to be sold in the secondary market. The commitments are derivatives, but since they are not firm commitments they do not qualify for hedge accounting. The Corporation enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility.
               The Corporation utilizes various derivative instruments to meet its customers' financing and risk management needs and produce fee income and trading profits. Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps.
               As of March 31, 2001 the Corporation recorded the fair value of trading derivative instrument assets of $217.7 million in other assets and trading derivative instrument liabilities of $231.2 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.
--------------------------------------------------------------------------------
6. CORPORATE
TRUST SALE In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $50.2 million in first quarter 2000. Additional revenue of approximately $2.0 million was recognized in first quarter.
--------------------------------------------------------------------------------
7. OTHER On July 1, 2000, Bankmont Financial Corp. ("Bankmont") contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc. to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests. All historical information is presented on a combined basis.
--------------------------------------------------------------------------------
8. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group and Emfisys and E-Business. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking.

--------------------------------------------------------------------------------

               The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and the Corporation's Treasury group, which serves as the Corporation's funding group. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys and E-Business includes mbanx(sm), the Corporation's virtual banking unit, cash management services, processing services, solutions and applications, business infrastructure, domestic trust and business loan operations, business process improvement and corporate real estate.
               Other reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gain on the sale of the corporate trust business and the results of the corporate trust business prior to its sale in the first quarter of 2000 are also reflected in this segment.
               Segment results are presented on a fully taxable equivalent
           ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.
               Selected segment information is included in the following table:

                                                Personal and   Investment
                                                 Commercial     Banking     Private Client   Emfisys and             Consolidated
                 Quarter Ended March 31         Client Group     Group          Group        E-Business     Other       Total
                 ----------------------------------------------------------------------------------------------------------------
                 2001
                 (in millions)
                 Net interest income (loss)
                   (FTE basis)................    $   97.6      $  69.3         $ 17.5         $ 22.7      $ (23.0)    $ 184.1
                 Noninterest income...........        22.0         31.3           33.0           13.9         13.1       113.3
                 Provision for loan losses....         2.8         12.2            0.1             --          0.9        16.0
                 Noninterest expense..........        90.4         26.7           40.0           19.1          8.2       184.4
                                                  --------      -------         ------         ------      -------     -------
                 Income (loss) before income
                   taxes......................        26.4         61.7           10.4           17.5        (19.0)       97.0
                 Income taxes.................        10.6         24.6            4.2            7.0        (13.4)       33.0
                                                  --------      -------         ------         ------      -------     -------
                 Net income (loss)............    $   15.8      $  37.1         $  6.2         $ 10.5      $  (5.6)    $  64.0
                                                  ========      =======         ======         ======      =======     =======
                 Average Assets...............    $  9,153      $14,423         $1,516         $1,370      $ 1,994     $28,456
                                                  ========      =======         ======         ======      =======     =======
                 Average Loans................    $  6,308      $ 7,800         $1,355         $   29      $     1     $15,493
                                                  ========      =======         ======         ======      =======     =======
                 Average Deposits.............    $ 10,779      $ 4,002         $1,229         $2,786      $  (184)    $18,612
                                                  ========      =======         ======         ======      =======     =======
                 2000
                 (in millions)
                 Net interest income (loss)
                   (FTE basis)................    $   89.7      $  67.1         $ 14.0         $ 16.9      $ (14.4)    $ 173.3
                 Noninterest income...........        20.4         12.3           33.7           17.4         71.7(1)     155.5
                 Provision for loan losses....         2.6          3.9            0.1             --           --         6.6
                 Noninterest expense..........        84.1         24.7           39.0           21.8         14.4       184.0
                                                  --------      -------         ------         ------      -------     -------
                 Income before income taxes...        23.4         50.8            8.6           12.5         42.9       138.2
                 Income taxes.................         9.6         20.2            3.7            5.0         12.6        51.1
                                                  --------      -------         ------         ------      -------     -------
                 Net income...................    $   13.8      $  30.6         $  4.9         $  7.5      $  30.3     $  87.1
                                                  ========      =======         ======         ======      =======     =======
                 Average Assets...............    $  8,156      $14,498         $1,283         $1,553      $ 1,908     $27,398
                                                  ========      =======         ======         ======      =======     =======
                 Average Loans................    $  5,491      $ 7,879         $1,166         $   25      $   137     $14,698
                                                  ========      =======         ======         ======      =======     =======
                 Average Deposits.............    $ 10,089      $ 3,516         $1,195         $2,590      $    96     $17,486
                                                  ========      =======         ======         ======      =======     =======

           (1) Includes gain on sale of the corporate trust business of $50.2 million.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
FIRST QUARTER 2001
COMPARED WITH
FIRST QUARTER 2000
--------------------------------------------------------------------------------

SUMMARY The Corporation had first quarter 2001 net income of $64.0 million. First quarter 2000 earnings included a pretax gain of $50.2 million resulting from the sale of the corporate trust business. Excluding this gain, earnings increased 12 percent. Cash ROE was 16.72 percent in the current quarter. Excluding the gain from the sale of the corporate trust business, cash ROE was 18.92 percent one year earlier. Cash ROA was 0.98 percent compared to 0.91 percent a year ago, excluding the corporate trust gain.
               First quarter net interest income on a fully taxable equivalent basis was $184.1 million, up $10.7 million or 6 percent from $173.3 million in 2000's first quarter. Average earning assets rose 4 percent to $25.27 billion from $24.33 billion in 2000, primarily attributable to an increase of $795 million in average loans. Growth in consumer, mortgage and small business lending continued to be particularly strong. Net interest margin increased to 2.94 percent from 2.87 percent in the same quarter last year.
               The first quarter 2001 provision for loan losses of $16.0 million was up $9.4 million from $6.6 million in the first quarter of 2000. Net charge-offs during the current quarter were $18.6 million compared to $4.7 million in the prior year's quarter. Most of the increase resulted from higher commercial loan write-offs.
               First quarter 2001 noninterest income of $113.3 million decreased $42.2 million or 27 percent from the same quarter last year. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest income increased 8 percent. Last year's first quarter results also included operating revenue for both the corporate trust business and the merchant card business which was sold to Bank of Montreal's credit card processing joint venture (Moneris) in December 2000. Excluding both the first quarter 2000 gain on sale and operating revenue from these businesses, noninterest revenue increased 22 percent. Most of the increase resulted from additional net gains from securities sales of $13.2 million and higher bond trading profits of $5.1 million.
               First quarter 2001 noninterest expenses of $184.4 million were essentially flat compared to first quarter a year ago. Income tax expense decreased by $17.9 million, reflecting lower pretax income from year-ago results, which included the gain on the sale of the corporate trust business.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the first quarter of 2001 was $15.8 million, up $2.0 million from the first quarter of 2000. Total revenue was $119.6 million, an increase of $9.5 million from $110.1 million in 2000. The increase was primarily due to volume growth in consumer and small business lending as well as growth in retail and business deposits. Noninterest expense increased $6.3 million or 7 percent to $90.4 million from $84.1 million in first quarter 2000. The increase was primarily due to personnel expenses and initiatives. Income taxes increased by $1.0 million in the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $37.1 million in first quarter 2001, reflecting an increase of $6.5 million or 21 percent from $30.6 million a year ago. Total revenue of $100.6 million increased by $21.2 million or 27 percent from the first quarter of 2000 primarily due to a $19.0 million increase in noninterest income. The increase in noninterest income resulted from gains on securities sales and an increase in bond trading profits due to the favorable rate environment in the current quarter. Noninterest expense increased $2.0 million or 8 percent to $26.7 million in the current quarter. Income taxes increased by $4.4 million during the year, reflecting higher pretax income.

           PRIVATE CLIENT GROUP
           Net income for the Private Client Group was $6.2 million in first quarter 2001, reflecting an increase of $1.3 million or 27 percent from $4.9 million a year ago. Total revenue of $50.5 million increased by $2.8 million or 6 percent from $47.7 million in first quarter 2000. The increase was primarily due to an increase in loan volume of $189 million. Noninterest expense increased $1.0 million or 3 percent to $40.0 million in the current quarter, primarily due to expansion strategies and initiatives. Income taxes increased by $0.5 million during the quarter, reflecting higher pretax income.

           EMFISYS AND E-BUSINESS
           Net income for Emfisys and E-Business was $10.5 million in first quarter 2001, reflecting an increase of $3.0 million or 40 percent from $7.5 million a year ago. Total revenue of $36.6 million increased by $2.3 million or 7 percent from $34.3 million in first quarter 2000. Noninterest expense decreased $2.7 million or 12 percent to $19.1 million in the current quarter, primarily due to continued cost containment. Income taxes increased by $2.0 million during the year, reflecting higher pretax income.

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                Quarter Ended March 31
                                                                --------------------------------------
            Daily Average Balances (in millions)                      2001                        2000
               Average Rates Earned and Paid                    -----------------    -----------------
              (fully taxable equivalent basis)                  Balances    Rates    Balances    Rates
------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................    $   202     1.69%    $   231     1.00%
  Federal funds sold and securities purchased under
    agreement to resell.....................................        288     5.62         242     6.05
                                                                -------              -------
      Total money market assets.............................        490     4.00         473     3.59
Trading account assets......................................         64     6.57          52     6.98
Securities available-for-sale:(1)(2)
  U.S. Treasury and Federal agency..........................      8,409     6.43       8,409     6.23
  State and municipal.......................................        480     6.96         514     7.00
  Other.....................................................        227     6.61         187     7.78
                                                                -------              -------
      Total securities available-for-sale...................      9,116     6.47       9,110     6.30
Loans, net of unearned income...............................     15,493     8.23      14,698     8.00
Assets held for sale........................................        111       --          --       --
                                                                -------              -------
      TOTAL INTEREST-EARNING ASSETS.........................     25,274     7.47      24,333     7.28
                                                                -------              -------
Cash and demand balances due from banks.....................      1,143                1,366
Other assets................................................      2,039                1,699
                                                                -------              -------
      Total assets..........................................    $28,456              $27,398
                                                                =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........    $ 5,414     3.55     $ 4,775     3.62
Savings deposits and certificates...........................      5,788     5.27       5,389     4.63
Other time deposits.........................................      1,401     5.97       1,607     5.92
Foreign office time deposits................................      2,395     5.70       1,762     5.72
                                                                -------              -------
      TOTAL INTEREST-BEARING DEPOSITS.......................     14,998     4.78      13,533     4.57
Short-term borrowings.......................................      6,626     5.61       7,146     5.63
Minority interest -- preferred stock of subsidiary..........        250     7.48         250     7.40
Long-term notes.............................................        535     7.15         475     7.15
                                                                -------              -------
      TOTAL INTEREST-BEARING LIABILITIES....................     22,409     5.11      21,404     5.02
Noninterest-bearing deposits................................      3,613                3,954
Other liabilities...........................................        414                  331
Stockholder's equity........................................      2,020                1,709
                                                                -------              -------
      Total liabilities and stockholder's equity............    $28,456              $27,398
                                                                =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...................................................                2.94%                2.87%
                                                                            ====                 ====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt interest income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and
4.8 percent, respectively, in 2001 and 2000.
2. AVERAGE RATE ON SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                 Quarter Ended March 31
                                                                                 ----------------------
                 (in thousands)                                                      2001          2000
                 --------------------------------------------------------------------------------------
                 Interest income.............................................    $456,684      $430,206
                 Fully taxable equivalent adjustment.........................      10,106        10,297
                                                                                 --------      --------
                 Interest income (fully taxable equivalent basis)............     466,790       440,503
                 Interest expense............................................     282,719       267,160
                                                                                 --------      --------
                   Net interest income (fully taxable equivalent basis)......    $184,071      $173,343
                                                                                 ========      ========
                 Increase (decrease) due to change in:
                   Volume....................................................    $  6,578      $ 19,401
                   Rate......................................................       4,149        (3,169)
                                                                                 --------      --------
                       Total increase (decrease) in net interest income......    $ 10,727      $ 16,232
                                                                                 ========      ========

               First quarter net interest income on an FTE basis was $184.1 million, up 6 percent from $173.3 million in first quarter 2000. Average earning assets increased 4 percent or $941 million to $25.27 billion from $24.33 billion in 2000. Average loans rose $795 million, or 5 percent. Real estate mortgage and installment loans were the most significant contributors to the loan growth with respective increases of $572 million and $390 million. Average securities available-for-sale totaling $9.12 billion remained at relatively the same level as first quarter 2000. Average money market assets increased $17 million or 3 percent over 2000 levels.

               Funding for this asset growth came primarily from money market accounts and foreign time deposits, which increased by an average of $640 million and $633 million, respectively, offset by declines in short term senior notes and other time deposits.

               Net interest margin, the other principal determinant of net interest income, increased from 2.87 percent in 2000 to 2.94 percent in the current quarter. The increase in the Corporation's net interest margin reflects the lower cost of funds associated with relatively greater levels of retail core deposit funding.

--------------------------------------------------------------------------------
AVERAGE EARNING
ASSETS -- NET
INTEREST MARGIN

                                                                                                        Quarter Ended March 31
                                                                                 ---------------------------------------------
                 Daily Average Balances (in millions)                                           2001                      2000
                 Average Rates Earned and Paid                                   -------------------       -------------------
                 (fully taxable equivalent basis)                                Balances      Rates       Balances      Rates
                 -------------------------------------------------------------------------------------------------------------
                 Interest-earning assets.....................................    $25,274       7.47%       $24,333       7.28%
                                                                                 =======                   =======
                 Interest-bearing liabilities................................    $22,409       5.11        $21,404       5.02
                 Noninterest-bearing sources of funds........................      2,865         --          2,929         --
                                                                                 -------                   -------
                       Total supporting liabilities..........................    $25,274       4.53        $24,333       4.41
                                                                                 =======                   =======
                 Net interest margin (related to average interest-earning
                   assets)...................................................                  2.94%                     2.87%
                                                                                               ====                      ====

--------------------------------------------------------------------------------

NONINTEREST
INCOME                                                                                         Quarter
                                                                                        Ended March 31    Increase (Decrease)
                                                                                  --------------------    --------------------
                                         (in thousands)                             2001        2000        Amount        %
                  ------------------------------------------------------------------------------------------------------------
                  Trust and investment management fees........................    $ 29,769    $ 38,192     $ (8,423)      (22)
                  Money market and bond trading...............................       5,520         414        5,106       100+
                  Foreign exchange............................................       1,675       1,800         (125)       (7)
                  Merchant and charge card fees...............................          56       5,391       (5,335)      (99)
                  Service fees and charges....................................      27,532      30,106       (2,574)       (9)
                  Securities gains............................................      13,205          28       13,177       100+
                  Gain on sale of corporate trust business....................          --      50,193      (50,193)     (100)
                  Bank-owned insurance........................................      11,599       9,859        1,740        18
                  Foreign fees................................................       5,146       5,014          132         3
                  Other.......................................................      18,814      14,479        4,335        30
                                                                                  --------    --------     --------
                  Total noninterest income....................................    $113,316    $155,476     $(42,160)      (27)
                                                                                  ========    ========     ========      ====

           Noninterest income for the first quarter of 2001 was $113.3 million, a decrease of $42.2 million or 27 percent from the first quarter of 2000. In the first quarter of 2000, the Corporation realized a gain of $50.2 million on the sale of its corporate trust business. Excluding the effect of the gain on the sale of the corporate trust business, noninterest income would have increased $8.0 million or 8 percent. Last year's first quarter results also included operating revenue for both the corporate trust business and the merchant card business which was sold to Bank of Montreal's credit card processing joint venture (Moneris) in December 2000. Excluding both the gain on sale and operating income from these businesses, noninterest income increased 22 percent. Most of the increase resulted from additional net gains from securities sales of $13.2 million and higher bond trading profits of $5.1 million.

--------------------------------------------------------------------------------

NONINTEREST
EXPENSES AND                                                                            Quarter
                                                                                     Ended March 31       Increase (Decrease)
                                                                                  --------------------    -------------------
                                         (in thousands)                             2001        2000        Amount        %
INCOME TAXES      -----------------------------------------------------------------------------------------------------------
                  Salaries and other compensation.............................    $ 88,044    $ 90,311     $ (2,267)      (3)
                  Pension, profit sharing and other employee benefits.........      17,727      18,505         (778)      (4)
                  Net occupancy...............................................      12,851      13,701         (850)      (6)
                  Equipment...................................................      13,886      14,927       (1,041)      (7)
                  Marketing...................................................       7,522       6,023        1,499       25
                  Communication and delivery..................................       5,293       5,237           56        1
                  Expert services.............................................       5,302       5,898         (596)     (10)
                  Contract programming........................................       6,698       3,488        3,210       92
                  Other.......................................................      20,721      19,474        1,247        6
                                                                                  --------    --------     --------
                                                                                   178,044     177,564          480       --
                  Amortization of goodwill and other valuation intangibles....       6,366       6,460          (94)      (1)
                                                                                  --------    --------     --------
                  Total noninterest expenses..................................    $184,410    $184,024     $    386       --
                                                                                  ========    ========     ========
                  Provision for income taxes..................................    $ 22,818    $ 40,766     $(17,948)     (44)
                                                                                  ========    ========     ========      ===

--------------------------------------------------------------------------------

           First quarter 2001 noninterest expenses of $184.4 million were essentially flat compared to first quarter a year ago.
               Income tax expense totaled $22.8 million, a decrease of $17.9 million, from year-ago results, or 44 percent from first quarter 2000, reflecting lower pretax income, which included the gain on the sale of the corporate trust business.

--------------------------------------------------------------------------------
CAPITAL
POSITION The Corporation's total equity capital at March 31, 2001 was $2.07 billion, compared with $2.03 billion and $1.80 billion at December 31, 2000 and March 31, 2000, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale and cash flow hedges, total equity increased $86.3 million from March 31, 2000. During the preceding twelve months, the Corporation declared common and preferred dividends of $181.5 million and $18.0 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 9.38 percent and
           11.97 percent, respectively, at March 31, 2001. HTSB's Tier 1 and total risk-based capital ratios were 9.31 percent and 11.23 percent, respectively, at March 31, 2001.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.32 percent and 7.65 percent, respectively, for the first quarter of 2001.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at March 31, 2001, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 2001, the Corporation's intangible assets totaled $229 million, including approximately $211 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.26 percent and 7.56 percent, respectively, for the first quarter of 2001.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                              March 31     December 31      March 31
                 (in thousands)                                                 2001              2000          2000
                 ---------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $28,609,968   $28,966,476   $28,017,202
                                                                             ===========   ===========   ===========
                 Average assets (quarter)..................................  $28,456,121   $28,946,538   $27,397,602
                                                                             ===========   ===========   ===========
                 Risk-based on-balance sheet assets........................  $17,582,910   $17,782,000   $17,326,406
                                                                             ===========   ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,692,873   $ 4,928,876   $ 4,740,448
                                                                             ===========   ===========   ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................  $22,052,475   $22,487,192   $21,837,850
                                                                             ===========   ===========   ===========
                 Tier 1 capital............................................  $ 2,068,597   $ 2,056,341   $ 1,979,034
                                                                             ===========   ===========   ===========
                 Supplementary capital.....................................  $   571,395   $   595,417   $   549,051
                                                                             ===========   ===========   ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................  $ 2,639,224   $ 2,651,066   $ 2,527,418
                                                                             ===========   ===========   ===========
                 Tier 1 leverage ratio.....................................         7.32%         7.15%         7.21%
                 Risk-based capital ratios
                   Tier 1..................................................         9.38%         9.14%         9.06%
                   Total...................................................        11.97%        11.79%        11.57%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                               March 31   December 31   March 31
                 (in thousands)                                                    2001          2000       2000
                 -----------------------------------------------------------------------------------------------
                 Nonaccrual loans............................................  $113,120    $100,916     $ 35,924
                 Restructured loans..........................................     2,601       2,949        3,809
                                                                               --------    --------     --------
                       Total nonperforming loans.............................   115,721     103,865       39,733
                 Other assets received in satisfaction of debt...............     4,205       3,457        1,048
                                                                               --------    --------     --------
                       Total nonperforming assets............................  $119,926    $107,322     $ 40,781
                                                                               ========    ========     ========
                 Nonperforming loans to total loans (end of period)..........       .75%        .67%         .26%
                 Nonperforming assets to total loans (end of period).........       .77%        .69%         .27%
                                                                               ========    ========     ========
                 90-day past due loans still accruing interest...............  $ 19,718    $ 30,652     $ 12,567
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

           Nonperforming assets at March 31, 2001 totaled $120 million, or 0.77 percent of total loans, up from $107 million or 0.69 percent of total loans at December 31, 2000 and up from $41 million or 0.27 percent of total loans a year ago. Most of the increase is comprised of syndicated loans ranging in size from $8 million to $17 million to borrowers in different industry sectors.

--------------------------------------------------------------------------------

           Interest shortfall for the quarter ended March 31, 2001 was $2.7 million compared to $0.9 million one year earlier.

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

                                                                       Impaired Loans          Impaired Loans
                                                                   For Which There Is      For Which There Is             Total
                                 (in thousands)                     Related Allowance    No Related Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 March 31, 2001
                 Balance.......................................          $82,163                 $33,558            $115,721
                 Related allowance.............................           34,559                      --             34,559
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $47,604                 $33,558            $81,162
                                                                         =======                 =======            =======
                 December 31, 2000
                 Balance.......................................          $78,758                 $25,107            $103,865
                 Related allowance.............................           36,098                      --             36,098
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $42,660                 $25,107            $67,767
                                                                         =======                 =======            =======
                 March 31, 2000
                 Balance.......................................          $ 9,415                 $30,318            $39,733
                 Related allowance.............................            5,750                      --              5,750
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 3,665                 $30,318            $33,983
                                                                         =======                 =======            =======

                                                                                    Quarter Ended March 31
                                                                                   -----------------------
                   (in thousands)                                                       2001          2000
                   ---------------------------------------------------------------------------------------
                   Average impaired loans......................................    $115,490       $42,948
                                                                                   ========       =======
                   Total interest income on impaired loans on a cash basis.....    $    822       $   210
                                                                                   ========       =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                                   Quarter Ended March 31
                                                                                   ----------------------
LOAN LOSSES        (in thousands)                                                       2001         2000
                   --------------------------------------------------------------------------------------
                   Balance, beginning of period................................    $170,417     $162,134
                                                                                   --------     --------
                   Charge-offs.................................................     (19,948)      (5,692)
                   Recoveries..................................................       1,368        1,025
                                                                                   --------     --------
                   Net charge-offs.............................................     (18,580)      (4,667)
                   Provision charged to operations.............................      16,043        6,638
                                                                                   --------     --------
                   Balance at March 31.........................................    $167,880     $164,105
                                                                                   ========     ========
                   Net charge-offs as a percentage of provision charged to
                   operations..................................................         116%          70%
                   Allowance for possible loan losses to nonperforming loans
                   (period-end)................................................         145          413
                   Allowance for possible loan losses to nonperforming assets
                   (period-end)................................................         140          402
                   Allowance for possible loan losses to total loans
                   outstanding (period-end)....................................        1.08         1.09

           The Corporation's provision for loan losses for the current quarter was $16.0 million, up from $6.6 million in last year's first quarter. Net charge-offs also increased from $4.7 million to $18.6 million for the current quarter. The increase in 2001 first quarter net charge-offs primarily reflects an increase in commercial loan write-offs. For the first quarter of 2001, net charge-offs related to commercial and installment loans were $17.2 million and $1.3 million, respectively, compared to $3.8 million and $0.8 million, respectively, for the first quarter of 2000.
               At March 31, 2001, the allowance for possible loan losses was $168 million, equal to 1.08 percent of total loans outstanding, compared to $164 million or 1.09 percent of total loans one year ago. The allowance as a percentage of nonperforming loans decreased from 413 percent at March 31, 2000, to 145 percent at March 31, 2001.

--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 38 percent of the Corporation's total assets and amounted to $10.94 billion at March 31, 2001. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 8, 2000. At that time, the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2001. There were no borrowings under either credit facility in year-to-date 2001 or 2000.
               The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits increased from $14.12 billion or 57 percent of total non-equity funding at March 31, 2000 to $14.82 billion or 59 percent of total non-equity funding at March 31, 2001. Money market accounts experienced the largest growth, up $661 million or 13 percent over March 31, 2000 levels. Savings certificates and noninterest-bearing time deposits increased by $416 million or 12 percent and by 3 million or 10 percent over first quarter 2000 levels, respectively. Passbook and savings accounts and interest checking deposits totaling $1.81 billion and $341 million, respectively, remained at relatively the same levels as the first quarter of 2000. Domestic and foreign demand deposits decreased by $364 million or 11 percent to $2.92 billion. The average volume of wholesale deposits and short-term borrowings decreased from $10.51 billion or 43 percent of total non-equity funding at March 31, 2000 to $10.42 billion or 41 percent of total non-equity funding at March 31, 2001. Total deposits averaged $18.61 billion in the first quarter of 2001, an increase of $1.13 billion compared to the same quarter last year.
               Average money market assets in the first quarter of 2001 increased $16 million or 3 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 2001. Average money market liabilities totaling $6.03 billion this quarter, remained at relatively the same level as first quarter 2000.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 2001, $609 million of senior notes were outstanding compared to $853 million at March 31, 2000.
               The Corporation's fixed rate 9 3/8% subordinated notes of $100 million mature June 1, 2001. Management is considering several options for refinancing.

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

--------------------------------------------------------------------------------
MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 2000, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 2000.

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

HARRIS BANK INTERNATIONAL CORPORATION
New York, New York

MIDWESTERN HOLDINGS, INC.
Chicago, Illinois

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

HARRIS INFORMATION SYSTEMS, INC.
Chicago, Illinois

SUBURBAN HOLDINGS, INC.
Chicago, Illinois

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           2001 FIRST QUARTER REPORT
                                 MARCH 31, 2001