Form 10-Q
period 2001-06-30
HARRIS BANKCORP INC
filed 2001-08-13
CIK 45729

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

FOR THE QUARTER ENDED JUNE 30, 2001 OR

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

     At August 13, 2001 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2001 and 2000.

        Consolidated Statements of Condition as of June 30, 2001, December 31, 2000 and June 30, 2000.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

    The above financial statements, financial review and quantitative and qualitative disclosures about market risk, included in the Corporation's 2001 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           None

        (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 2001, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 2001.

                    /s/
------------------------------------------------
Pamela Piarowski
Chief Financial Officer
                     /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended June 30              Six Months Ended June 30
                                                             -------------------------------      -------------------------------
                                                               2001        2000      Change         2001        2000      Change
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income......................................    $184,563    $162,473         14%     $358,529    $325,519         10%
Net interest income (fully taxable equivalent)...........     193,974     173,245         12       378,045     346,589          9
Provision for loan losses................................      26,000       7,305        256        42,043      13,943        202
Noninterest income.......................................     107,712     109,695         (2)      221,027     265,171        (17)
Noninterest expenses.....................................     181,712     181,758         --       366,122     365,782         --
Net income...............................................      61,758      60,113          3       125,768     147,207        (15)
Dividends -- common stock................................      21,000      35,400        (41)       72,000      56,900         27
Dividends -- preferred stock.............................       4,511       4,511         --         9,022       9,022         --
Cash earnings (1)........................................      66,024      64,249          3       134,171     125,843          7
---------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity............       12.67%      14.63%      (196)bp      13.12%      18.57%      (545)bp
Return on average assets.................................        0.87        0.86          1          0.89        1.07        (18)
Cash return on average common stockholder's equity (2)...       15.55       18.61       (306)        16.12       23.53       (741)
Cash return on average assets (3)........................        0.94        0.93          1          0.96        1.14        (18)
Returns excluding gain on sale of corporate trust
  business:
  Return on average common stockholder's equity..........       12.67       14.63       (196)        13.12       14.58       (146)
  Return on average assets...............................        0.87        0.86          1          0.89        0.85          4
  Cash return on average common stockholder's equity
    (2)..................................................       15.55       18.61       (306)        16.12       18.76       (264)
  Cash return on average assets (3)......................        0.94        0.93          1          0.96        0.92          4
Tier 1 risk-based capital ratio..........................        9.72        9.00         72
Total risk-based capital ratio...........................       12.37       11.38         99
Tier 1 leverage ratio....................................        7.45        7.12         33
Allowance for possible loan losses to total loans
  (period-end)...........................................        1.08        1.09         (1)
---------------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets......................................    $    429    $    529        (19)%    $    459    $    501         (8)%
Securities available-for-sale............................       9,164       9,298         (1)        9,140       9,199         (1)
Loans, net of unearned income............................      15,660      15,071          4        15,577      14,885          5
Total interest-earning assets............................      25,329      24,960          2        25,302      24,641          3
Total assets.............................................      28,390      28,104          1        28,423      27,751          2
Deposits.................................................      18,500      18,863         (2)       18,555      18,175          2
Short-term borrowings....................................       6,608       6,419          3         6,617       6,783         (2)
Common stockholder's equity..............................       1,813       1,529         19         1,794       1,496         --
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale............................    $  8,958    $  9,257         (3)%
Loans, net of unearned income............................      15,512      15,304          1
Allowance for possible loan losses.......................         167         167         --
Total assets.............................................      28,258      28,595         (1)
Deposits.................................................      18,747      17,887          5
Common stockholder's equity..............................       1,849       1,596         16
Total stockholder's equity...............................       2,094       1,841         14
---------------------------------------------------------------------------------------------------------------------------------

(1) Cash earnings is defined as net income excluding the impact of amortization of goodwill and other valuation intangibles. Cash earnings for the six months ended June 30, 2000 excludes the after-tax gain on the sale of the corporate trust business. Including the corporate trust gain, cash earnings would have been $155.5 million.

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

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had net income of $61.8 million for the quarter ended June 30, 2001, an increase of 3 percent from $60.1 million in the second quarter of 2000. Quarter-to-quarter comparative results were affected by the sale of the corporate trust business, sold in first quarter 2000, and the merchant card business sold to Bank of Montreal's credit card processing joint venture (Moneris) in December 2000. Excluding the impact of both these divestitures, earnings grew 6 percent compared to the same period a year earlier.

               Net income for the six months ended June 30, 2001, was $125.8 million, up 7 percent from $117.5 million a year earlier, excluding the $29.7 million after-tax gain on the sale of the corporate trust business in the first quarter 2000. Year-to-year comparative results were also affected by the sale of the merchant card business. Excluding the impact of both these divestitures, earnings grew 9 percent for the first six months compared to the same period a year earlier.

               For the current quarter, cash ROE was 15.55 percent compared to
           18.61 percent one year earlier, with the decrease primarily due to unrealized gains and losses on the securities portfolio which are recorded directly to equity. Excluding this factor, cash ROE declined 66 basis points from last year's second quarter.

               The Corporation benefited from continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a more favorable interest rate environment that contributed to increased earnings from treasury and trading activities. These were largely offset by an increased loan loss provision associated with the impact of a slowing economy primarily on the Bank's corporate loan portfolio.

               For the current quarter, net interest income on a fully taxable equivalent basis was $194.0 million, up 12 percent from second quarter last year. Average earning assets rose 2 percent to $25.33 billion from $24.96 billion in second quarter 2000, attributable to an increase of $588 million in average loans, particularly consumer, mortgage and small business loans which grew by 18 percent. Net interest margin rose from 2.79 percent in the year-ago quarter to
           3.08 percent currently, reflecting the impact of the declining interest rate environment during 2001.

               Second quarter noninterest income of $107.7 million decreased 2 percent from the same quarter last year. Last year's second quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue increased 5 percent. Net gains from sales of investment securities increased $6.5 million, while bond-trading profits increased $1.6 million.

               Second quarter 2001 noninterest expenses of $181.7 million were essentially unchanged relative to second quarter a year ago. Income tax expense declined by 1 percent in the current quarter reflecting a slightly lower effective tax rate.

               The second quarter 2001 provision for loan losses of $26.0 million was up from $7.3 million in second quarter a year ago, while net loan charge-offs during the current quarter were $27.1 million compared to $4.9 million in the same period last year.

               At June 30, 2001, nonperforming assets were $150 million or 0.95 percent of total loans, compared to $120 million or 0.77 percent at March 31, 2001 and $42 million or 0.27 percent a year ago. The increase in nonperforming assets from June 30, 2000 is attributable to ten corporate loans, averaging approximately $10 million, in nine different industry sectors. The allowance for possible loan losses at June 30, 2001, was $167 million, equal to 1.08 percent of loans outstanding, unchanged from the end of second quarter 2000. The ratio of the allowance for possible loan losses to nonperforming assets was 111 percent at June 30, 2001, compared to 400 percent at June 30, 2000.

--------------------------------------------------------------------------------

               At June 30, 2001, regulatory Tier 1 capital of Harris Bankcorp amounted to $2.12 billion, up from $2.00 billion one year earlier. The regulatory leverage capital ratio was 7.51 percent for the second quarter of 2001 compared to 7.12 percent in the same quarter of 2000. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's June 30, 2001 Tier 1 and total risk-based capital ratios were 9.72 percent and
           12.37 percent compared to respective ratios of 9.00 percent and 11.38 percent at June 30, 2000.

               For the six months ended June 30, 2001, net interest income on a fully taxable equivalent basis increased 9 percent or $31.5 million, reflecting earning asset growth of 3 percent. Net interest margin increased from 2.83 percent in the six months ended June 30, 2000 to
           3.01 percent currently. Average loans increased $692 million or 5 percent.

               Year-to-date noninterest income was $221.0 million. Excluding the $50.2 million gain on the sale of the corporate trust business and operating revenue from both the merchant card and corporate trust businesses sold in 2000, noninterest income rose 13 percent. Most of this increase resulted from additional net gains from securities sales of $19.7 million and higher bond trading profits of $6.7 million.

               The provision for loan losses increased by $28.1 million to $42.0 million in the first six months of 2001 while net charge-offs increased by $36.1 million to $45.6 million. Noninterest expense was essentially unchanged year-to-year, while income tax expense decreased $18.1 million, reflecting lower pretax income.

               On July 13, 2001, the Corporation completed the acquisition of First National Bank of Joliet which included $1.1 billion in assets and $844 million in deposits. The 18 branches of First National Bank of Joliet opened as branches of Harris Bank Joliet NA, and operate as the ninth Harris Chicagoland Banking region. Current and new Harris customers are able to do their banking at nearly 150 Harris locations and 245 ATMs throughout Chicagoland. This transaction moves us into the fastest growing county in Illinois and brings us closer to our goal of becoming the dominant full-service bank in Chicagoland. The purchase price was $220 million.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                July 27, 2001
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                Quarter Ended June 30           June 30
                                                                ----------------------    --------------------
              (in thousands except share data)                    2001         2000         2001        2000
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $289,358     $310,591     $604,641    $603,025
Money market assets:
  Deposits at banks.........................................         640        1,893        1,482       2,466
  Federal funds sold and securities purchased under
    agreement to resell.....................................       3,047        4,476        7,038       8,124
Trading account.............................................         781          903        1,547       1,585
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................     118,997      130,169      246,004     253,982
  State and municipal.......................................       5,861        6,371       11,614      12,561
  Other.....................................................       3,091        3,028        6,134       5,896
                                                                --------     --------     --------    --------
  Total interest income.....................................     421,775      457,431      878,460     887,639
                                                                --------     --------     --------    --------
INTEREST EXPENSE
Deposits....................................................     151,852      183,406      328,773     337,102
Short-term borrowings.......................................      63,347       89,568      146,552     173,846
Senior notes................................................       9,234        8,693       17,663      24,780
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609        4,609        9,219       9,219
Long-term notes.............................................       8,170        8,682       17,724      17,173
                                                                --------     --------     --------    --------
  Total interest expense....................................     237,212      294,958      519,931     562,120
                                                                --------     --------     --------    --------
NET INTEREST INCOME.........................................     184,563      162,473      358,529     325,519
Provision for loan losses...................................      26,000        7,305       42,043      13,943
                                                                --------     --------     --------    --------
Net Interest Income after Provision for Loan Losses.........     158,563      155,168      316,486     311,576
                                                                --------     --------     --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      30,591       30,766       60,360      68,959
Money market and bond trading...............................       4,362        2,802        9,882       3,216
Foreign exchange............................................       1,720        2,100        3,395       3,900
Merchant and charge card fees...............................          39        6,764           95      12,155
Service fees and charges....................................      29,242       29,894       56,774      59,999
Securities gains............................................       9,519        3,004       22,724       3,032
Gain on sale of corporate trust business....................          --           --           --      50,193
Bank-owned insurance........................................      11,725       11,238       23,324      22,012
Foreign fees................................................       5,307        7,512       10,453      12,526
Other.......................................................      15,207       15,615       34,020      29,179
                                                                --------     --------     --------    --------
  Total noninterest income..................................     107,712      109,695      221,027     265,171
                                                                --------     --------     --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      92,712       89,932      180,756     180,243
Pension, profit sharing and other employee benefits.........      17,177       18,020       34,904      36,525
Net occupancy...............................................      13,910       14,596       26,761      28,297
Equipment...................................................      14,189       13,452       28,075      28,379
Marketing...................................................       9,586        7,234       17,109      13,257
Communication and delivery..................................       5,505        6,139       10,798      11,375
Expert services.............................................       6,471        5,277       11,773      11,175
Contract programming........................................       5,376        4,500       12,074       7,987
Other.......................................................      10,256       16,250       30,976      35,727
                                                                --------     --------     --------    --------
                                                                 175,182      175,400      353,226     352,965
Goodwill and other valuation intangibles....................       6,530        6,358       12,896      12,817
                                                                --------     --------     --------    --------
  Total noninterest expenses................................     181,712      181,758      366,122     365,782
                                                                --------     --------     --------    --------
Income before income taxes..................................      84,563       83,105      171,391     210,965
Applicable income taxes.....................................      22,805       22,992       45,623      63,758
                                                                --------     --------     --------    --------
  NET INCOME................................................      61,758       60,113      125,768     147,207
Dividends on preferred stock................................       4,511        4,511        9,022       9,022
                                                                --------     --------     --------    --------
Net Income Applicable to Common Stock.......................    $ 57,247     $ 55,602     $116,746    $138,185
                                                                ========     ========     ========    ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
  Net Income Applicable to Common Stock.....................    $   8.59     $   8.34     $  17.51    $  20.73
                                                                ========     ========     ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                   Quarter Ended June 30      Six Months Ended June 30
                                                                  ----------------------      ------------------------
                       (in thousands)                               2001          2000          2001           2000
----------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................      $61,758       $60,113       $125,768       $147,207
  Other comprehensive income:
    Cash flow hedges:
      Cumulative effect of accounting change................           --            --         (7,976)            --
      Net unrealized gain on derivative instruments, net of
         tax expense for the quarter of $3,432 in 2001 and
         net of tax expense for the year-to-date period of
         $4,621 in 2001.....................................        5,844            --          7,868             --
    Unrealized (losses) gains on available-for-sale
  securities:
      Unrealized holding (losses) gains arising during
         period, net of tax (benefit) expense for the
         quarter of ($11,658) in 2001 and $14,041 in 2000
         and net of tax (benefit) expense for the year-to-
         date period of $18,393 in 2001 and $11,206 in
         2000...............................................      (18,152)       21,259         27,593         16,969
      Less reclassification adjustment for realized gains
         included in income statement, net of tax expense
         for the quarter of $3,697 in 2001 and $1,168 in
         2000 and net of tax expense for the year-to-date
         period of $8,834 in 2001 and $1,179 in 2000........       (5,822)       (1,836)       (13,890)        (1,853)
                                                                  -------       -------       --------       --------
  Other comprehensive income (loss).........................      (18,130)       19,423         13,595         15,116
                                                                  -------       -------       --------       --------
  Comprehensive income......................................      $43,628       $79,536       $139,363       $162,323
                                                                  =======       =======       ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)       Harris Bankcorp, Inc. and
Subsidiaries
--------------------------------------------------------------------------------

                                                                  June 30      December 31      June 30
              (in thousands except share data)                     2001           2000           2000
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $ 1,095,420    $ 1,362,655    $ 1,305,586
Money market assets:
  Interest-bearing deposits at banks........................        182,732        141,430        148,385
  Federal funds sold and securities purchased under
    agreement to resell.....................................        295,950        466,273        384,154
Trading account assets......................................         68,695         68,925         82,985
Securities available-for-sale (including $3.79 billion and
  $3.30 billion of securities pledged as collateral for
  repurchase agreements at June 30, 2001 and December 31,
  2000, respectively).......................................      8,957,738      9,125,654      9,257,158
Loans, net of unearned income...............................     15,511,868     15,549,468     15,304,352
Allowance for possible loan losses..........................       (166,827)      (170,417)      (166,506)
                                                                -----------    -----------    -----------
  Net loans.................................................     15,345,041     15,379,051     15,137,846
Premises and equipment......................................        391,261        392,709        384,678
Customers' liability on acceptances.........................         31,482         34,100         32,748
Bank-owned insurance........................................        928,323        906,103        883,079
Loans held for sale.........................................        119,835        242,271             --
Goodwill and other valuation intangibles....................        224,800        234,714        235,574
Other assets................................................        616,351        612,591        742,474
                                                                -----------    -----------    -----------
      TOTAL ASSETS..........................................    $28,257,628    $28,966,476    $28,594,667
                                                                ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........    $ 2,641,541    $ 3,392,432    $ 3,444,626
                           -- interest-bearing..............     13,469,566     13,385,450     12,623,251
Deposits in foreign offices -- noninterest bearing..........         49,017         34,780         27,090
                          -- interest-bearing...............      2,587,266      2,302,314      1,792,137
                                                                -----------    -----------    -----------
      Total deposits........................................     18,747,390     19,114,976     17,887,104
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,858,162      4,407,585      5,610,183
Commercial paper outstanding................................        221,364        366,614        295,847
Other short-term borrowings.................................        156,044      1,492,614        865,278
Senior notes................................................        985,000        389,500      1,089,500
Acceptances outstanding.....................................         31,482         34,100         32,749
Accrued interest, taxes and other expenses..................        314,595        277,778        198,457
Other liabilities...........................................         68,909         68,102         49,977
Minority interest -- preferred stock of subsidiary..........        250,000        250,000        250,000
Long-term notes.............................................        530,549        534,899        474,783
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES.....................................     26,163,495     26,936,168     26,753,878
                                                                -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000        200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340         53,340
Surplus.....................................................        540,144        534,660        533,383
Retained earnings...........................................      1,252,870      1,208,124      1,154,625
Accumulated other comprehensive loss........................          2,779        (10,816)      (145,559)
                                                                -----------    -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      2,094,133      2,030,308      1,840,789
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $28,257,628    $28,966,476    $28,594,667
                                                                ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                               2001            2000
----------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................  $2,030,308      $1,734,000
  Net income................................................     125,768         147,207
  Contributions to capital..................................       5,484          11,958
  Dividends -- Series A preferred stock.....................      (7,250)         (7,250)
  Dividends -- Series B preferred stock.....................      (1,772)         (1,772)
  Dividends -- common stock.................................     (72,000)        (56,900)
  Noncash distribution......................................          --          (1,570)
  Other comprehensive income (loss).........................      13,595          15,116
                                                              ----------      ----------
BALANCE AT JUNE 30..........................................  $2,094,133      $1,840,789
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

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Six Months Ended June 30
                                                              ----------------------------
                       (in thousands)                                2001             2000
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................  $   125,768      $   147,207
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       42,043           13,943
  Depreciation and amortization, including intangibles......       38,827           39,749
  Deferred tax (benefit) expense............................       (1,271)           1,565
  Gain on sales of securities...............................      (22,724)          (3,032)
  Gain on sale of corporate trust business..................           --          (50,193)
  Trading account net sales (purchases).....................          230          (14,075)
  Net decrease (increase) in interest receivable............       54,438          (11,415)
  Net decrease in interest payable..........................      (18,202)         (32,982)
  Net decrease in loans held for sale.......................      122,436           49,458
  Other, net................................................      (28,100)         (33,145)
                                                              -----------      -----------
    Net cash provided by operating activities...............      313,445          107,080
                                                              -----------      -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................      (41,302)          91,599
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................      170,323              702
  Proceeds from sales of securities available-for-sale......    1,401,292          164,224
  Proceeds from maturities of securities
    available-for-sale......................................    5,583,823        2,148,561
  Purchases of securities available-for-sale................   (6,771,213)      (2,950,337)
  Net increase in loans.....................................       (8,033)        (915,707)
  Purchases of premises and equipment.......................      (24,483)         (18,797)
  Net increase in bank-owned insurance......................      (22,220)        (110,501)
  Other, net................................................       15,484         (137,230)
                                                              -----------      -----------
    Net cash provided (used) by investing activities........      303,671       (1,727,486)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................     (367,586)         506,630
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................      450,577        1,029,296
  Net (decrease) increase in commercial paper outstanding...     (145,250)          50,797
  Net (decrease) increase in short-term borrowings..........   (1,336,570)         181,151
  Proceeds from issuance of senior notes....................    2,008,500        1,050,000
  Repayment of senior notes.................................   (1,413,000)      (1,460,500)
  Net cash proceeds from the sale of corporate trust
    business................................................           --           88,704
  Proceeds from issuance of long-term notes.................      100,000               --
  Repayment of long-term notes..............................     (100,000)              --
  Cash dividends paid on preferred stock....................       (9,022)          (9,022)
  Cash dividends paid on common stock.......................      (72,000)         (56,900)
                                                              -----------      -----------
    Net cash (used) provided by financing activities........     (884,351)       1,380,156
                                                              -----------      -----------
    Net decrease in cash and demand balances due from
     banks..................................................     (267,235)        (240,250)
    Cash and demand balances due from banks at January 1....    1,362,655        1,545,836
                                                              -----------      -----------
    Cash and demand balances due from banks at June 30......  $ 1,095,420      $ 1,305,586
                                                              ===========      ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the Corporation's Form 10-K for the year ended December 31, 2000.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30 totaled $538.1 million and $595.1 million in 2001 and 2000, respectively. Cash income tax payments over the same periods totaled $58.0 million and $53.0 million, respectively.
--------------------------------------------------------------------------------
4. ACCOUNTING
CHANGES In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Corporation is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.
               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization of the Statement. The Corporation is in the process of assessing the impact of adopting the Statement on its financial position and results of operations. Upon adoption of SFAS No. 142, the Corporation will discontinue the amortization of goodwill with an expected net carrying value of $100.5 million at the date of adoption and annual amortization of $12.5 million that resulted from business combinations prior to the adoption of SFAS No. 141.
--------------------------------------------------------------------------------
5. NEW
ACCOUNTING
STANDARDS  In September 2000, the FASB issued SFAS No. 140, "Accounting for
           Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures relating to securitization transactions and collateral. It carries over most of the provisions of SFAS No. 125 without change. The collateral and disclosure provisions of the Statement were effective for

--------------------------------------------------------------------------------

           year-end 2000 financial statements. The other provisions of the Statement relating to transfers and servicing of financial assets and extinguishments of liabilities were adopted as of April 1, 2001, with the exception of certain provisions relating to isolation in bankruptcy for banks subject to FDIC receivership which are effective for transfers of financial assets occurring after December 31, 2001. The adoption of this Standard did not have a material impact on the Corporation's financial statements.
--------------------------------------------------------------------------------
6. DERIVATIVES
           The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Corporation.

           ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
           All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.
               Derivative instruments that are used in the management of the Corporation's risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the Corporation enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a foreign currency fair value or cash flow hedge, or a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income only until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a foreign currency hedge are recorded in either current period earnings or other comprehensive income depending on whether the hedging relationship meets the criteria for a fair value or cash flow hedge. For a derivative used as a hedge of a net investment in a foreign operation, changes in the derivative's fair value, to the extent that the hedge is effective, are recorded in the cumulative translation adjustment account within other comprehensive income.
               The Corporation formally documents all hedging relationships at inception of hedge transactions. The process includes documenting the risk management objective and strategy for undertaking the hedge transaction and identifying the specific derivative instrument and the specific underlying asset, liability, firm commitment or forecasted transaction. The Corporation formally assesses, both at inception and on an ongoing quarterly basis, whether the derivative hedging instruments have been highly effective in offsetting changes in the fair value or cash flows of the hedged items and whether the derivatives are expected to remain highly effective in future periods.
               Hedge accounting is discontinued prospectively when the Corporation determines that the hedge is no longer highly effective, the derivative instrument expires or is sold, terminated or exercised, it is no longer probable that the forecasted transaction will occur, the hedged firm commitment no longer meets the definition of a firm commitment, or the designation of the derivative as a hedging instrument is no longer appropriate.
               When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the underlying hedged item will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction will occur, the gain or loss on the derivative that was in accumulated other comprehensive income

--------------------------------------------------------------------------------

           will be recognized immediately in earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.
               Derivative instruments that are used as part of the Corporation's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
           The Corporation has an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by interest rate volatility. The Corporation manages interest rate sensitivity by modifying the repricing or maturity characteristics of certain fixed rate assets so that net interest margin is not adversely affected, on a material basis, by movements in interest rates. As a result of interest rate fluctuations, fixed rate assets will appreciate or depreciate in market value. The effect of the unrealized appreciation or depreciation will generally be offset by the gains or losses on the derivative instruments.
               The Corporation has a foreign currency risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by foreign currency exchange rate fluctuations. Certain senior notes are denominated in foreign currency, creating exposure to changes in exchange rates. The Corporation uses cross currency interest rate swaps and foreign currency forward exchange contracts to hedge this risk.
               The Corporation uses various interest rate and foreign exchange derivative contracts as part of its dealer and trading activities. As dealer, the Corporation serves customers seeking to manage interest rate risk by entering into contracts as a counterparty to their (customer) transactions. In its trading activities, the Corporation uses interest rate contracts to profit from expected future market movements. The Corporation is also a dealer in foreign exchange contracts.
               Interest rate derivative contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Corporation's cost of replacing contracts at current market rates. The Corporation manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements, which provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Corporation is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Corporation manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process. Value-at-risk methodology is used for measuring the market risk of the Corporation's trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Corporation would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.
               Foreign exchange derivative contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits

--------------------------------------------------------------------------------

           by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

           FAIR VALUE HEDGES
           The Corporation uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.
               For fair value hedges, as of June 30, 2001 the Corporation recorded the fair value of derivative instrument liabilities of $4.2 million in other liabilities. Net losses recorded for the quarter-to-date and year-to-date periods ended June 30, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Corporation. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

           CASH FLOW HEDGES
           The Corporation uses a total return swap to reduce the variability associated with the cash flows from an equity security. A total return swap converts the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap are recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security is also recorded in other comprehensive income. For cash flow hedges, as of June 30, 2001 the Corporation recorded the fair value of derivative instrument liabilities of $0.2 million in other liabilities. No hedge ineffectiveness was recorded to earnings for the quarter ended June 30, 2001. The unrealized gain (loss) in accumulated other comprehensive income related to the total return swap will be reclassified to earnings if and when the unrealized holding gain
           (loss) on the available-for-sale equity security affects earnings. The amount expected to be reclassified into earnings over the next twelve months is expected to be immaterial. The Corporation is hedging its exposure to the variability of future cash flows over a maximum term of sixteen months.

           DEALER AND TRADING ACTIVITIES
           Trading activities include derivative transactions that are entered into for risk management purposes and do not otherwise qualify for hedge accounting.
               Foreign exchange contracts are used to stabilize any currency exchange rate fluctuation for certain senior notes. The derivative instruments, primarily cross currency interest rate swaps, do not qualify for hedge accounting.
               The Corporation has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are accounted for at fair value, but since they are not firm commitments they do not qualify for hedge accounting. The Corporation enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.
               The Corporation utilizes various derivative instruments to meet its customers' financing and risk management needs and produce fee income and trading profits. Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps.
               As of June 30, 2001 the Corporation recorded the fair value of trading derivative instrument assets of $206.1 million in other assets and trading derivative instrument liabilities of $211.2 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

--------------------------------------------------------------------------------

7. CORPORATE
TRUST SALE In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $50.2 million in first quarter 2000. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.
--------------------------------------------------------------------------------
8. OTHER On July 1, 2000, Bankmont Financial Corp. ("Bankmont") contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc., to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests. All historical information is presented on a combined basis.
--------------------------------------------------------------------------------
9. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group and Emfisys and Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury group which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with information technology transaction-processing capabilities, North American cash management solutions and real estate operations. Corporation Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources, and learning. Corporate Support also reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gain on the sale of the corporate trust business and the results of the corporate trust and the merchant card businesses, prior to their sale in 2000, are also reflected in this segment.
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                          Personal and   Investment                    Emfisys and
                                                           Commercial     Banking     Private Client    Corporate    Consolidated
                 Quarter Ended June 30                    Client Group     Group          Group          Support        Total
                 ----------------------------------------------------------------------------------------------------------------
                 2001
                 (in millions)
                 Net interest income (loss)(FTE
                   basis)...............................    $  102.9      $  73.7         $ 17.8         $ (0.4)       $ 194.0
                 Noninterest income.....................        29.1         20.2           35.1           23.3          107.7
                 Provision for loan losses..............         5.8         21.0             --           (0.8)          26.0
                 Noninterest expense....................        92.9         25.1           42.6           21.1          181.7
                                                            --------      -------         ------         ------        -------
                 Income before income taxes.............        33.3         47.8           10.3            2.6           94.0
                 Income taxes...........................        13.3         19.0            4.3           (4.4)          32.2
                                                            --------      -------         ------         ------        -------
                 Net income.............................    $   20.0      $  28.8         $  6.0         $  7.0        $  61.8
                                                            ========      =======         ======         ======        =======
                 Average Assets.........................    $  9,465      $14,012         $1,650         $3,263        $28,390
                                                            ========      =======         ======         ======        =======
                 Average Loans..........................    $  6,534      $ 7,404         $1,472         $  250        $15,660
                                                            ========      =======         ======         ======        =======
                 Average Deposits.......................    $ 10,912      $ 4,004         $1,235         $2,349        $18,500
                                                            ========      =======         ======         ======        =======
                 2000
                 (in millions)
                 Net interest income (FTE basis)........    $   91.8      $  60.5         $ 14.4         $  6.5        $ 173.2
                 Noninterest income.....................        23.8         20.2           33.1           32.6          109.7
                 Provision for loan losses..............         1.6          5.6             --            0.1            7.3
                 Noninterest expense....................        85.9         25.7           36.6           33.6          181.8
                                                            --------      -------         ------         ------        -------
                 Income before income taxes.............        28.1         49.4           10.9            5.4           93.8
                 Income taxes...........................        11.5         19.6            4.5           (1.9)          33.7
                                                            --------      -------         ------         ------        -------
                 Net income.............................    $   16.6      $  29.8         $  6.4         $  7.3        $  60.1
                                                            ========      =======         ======         ======        =======
                 Average Assets.........................    $  8,369      $14,941         $1,303         $3,491        $28,104
                                                            ========      =======         ======         ======        =======
                 Average Loans..........................    $  5,597      $ 8,167         $1,181         $  126        $15,071
                                                            ========      =======         ======         ======        =======
                 Average Deposits.......................    $ 10,237      $ 4,457         $1,202         $2,967        $18,863
                                                            ========      =======         ======         ======        =======

--------------------------------------------------------------------------------

                                                              Personal and   Investment   Private   Emfisys and
                                                               Commercial     Banking     Client     Corporate    Consolidated
                 Six Months Ended June 30                     Client Group     Group       Group      Support        Total
                 -------------------------------------------------------------------------------------------------------------
                 2001
                 (in millions)
                 Net interest income (loss)(FTE basis)......    $  200.3      $ 143.3     $ 35.3      $  (0.9)      $ 378.0
                 Noninterest income.........................        51.1         51.5       68.1         50.3         221.0
                 Provision for loan losses..................         8.7         33.2        0.1           --          42.0
                 Noninterest expense........................       183.2         51.7       82.6         48.6         366.1
                                                                --------      -------     ------      -------       -------
                 Income before income taxes.................        59.5        109.9       20.7          0.8         190.9
                 Income taxes...............................        23.9         43.7        8.5        (11.0)         65.1
                                                                --------      -------     ------      -------       -------
                 Net income.................................    $   35.6      $  66.2     $ 12.2      $  11.8       $ 125.8
                                                                ========      =======     ======      =======       =======
                 Average Assets.............................    $  9,310      $14,216     $1,583      $ 3,314       $28,423
                                                                ========      =======     ======      =======       =======
                 Average Loans..............................    $  6,422      $ 7,601     $1,414      $   140       $15,577
                                                                ========      =======     ======      =======       =======
                 Average Deposits...........................    $ 10,846      $ 4,003     $1,232      $ 2,474       $18,555
                                                                ========      =======     ======      =======       =======
                 2000
                 (in millions)
                 Net interest income (FTE basis)............    $  181.4      $ 127.7     $ 28.4      $   9.1       $ 346.6
                 Noninterest income.........................        44.7         32.5       66.9        121.1(1)      265.2
                 Provision for loan losses..................         4.2          9.6        0.2         (0.1)         13.9
                 Noninterest expense........................       170.0         50.4       75.6         69.8         365.8
                                                                --------      -------     ------      -------       -------
                 Income before income taxes.................        51.9        100.2       19.5         60.5         232.1
                 Income taxes...............................        21.2         39.8        8.3         15.6          84.9
                                                                --------      -------     ------      -------       -------
                 Net income.................................    $   30.7      $  60.4     $ 11.2      $  44.9       $ 147.2
                                                                ========      =======     ======      =======       =======
                 Average Assets.............................    $  8,262      $14,719     $1,293      $ 3,477       $27,751
                                                                ========      =======     ======      =======       =======
                 Average Loans..............................    $  5,544      $ 8,023     $1,173      $   145       $14,885
                                                                ========      =======     ======      =======       =======
                 Average Deposits...........................    $ 10,163      $ 3,987     $1,198      $ 2,827       $18,175
                                                                ========      =======     ======      =======       =======

           (1) Includes pretax gain on sale of the corporate trust business of $50.2 million.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
SECOND QUARTER 2001
COMPARED WITH
SECOND QUARTER 2000
--------------------------------------------------------------------------------

SUMMARY The Corporation had second quarter 2001 net income of $61.8 million. Comparative results were affected by the sale of the corporate trust business and the merchant card business, both in 2000. Excluding the impact of both of these divestitures, earnings rose 6 percent. Cash ROE was 15.55 percent compared to 18.61 percent one year earlier, with the decrease primarily due to unrealized gains and losses on the securities portfolio which are recorded directly to equity. Excluding this factor, cash ROE declined 66 basis points from last year's second quarter. Cash ROA was 0.94 percent compared to 0.93 percent a quarter year ago.
               Second quarter net interest income on a fully taxable equivalent basis was $194.0 million, up $20.7 million or 12 percent from $173.2 million in 2000's second quarter. Average earning assets rose 2 percent to $25.33 billion from $24.96 billion in 2000, primarily attributable to an increase of $588 million in average loans. Growth in consumer, mortgage and small business lending continued to be particularly strong. Net interest margin increased to 3.08 percent from 2.79 percent in the same quarter last year.
               The second quarter provision for loan losses of $26.0 million was up $18.7 million from $7.3 million in the second quarter of 2000. Net charge-offs during the current quarter were $27.1 million compared to $4.9 million in the prior year's quarter. Most of the increase resulted from higher commercial loan write-offs.
               Noninterest income decreased $2.0 million or 2 percent to $107.7 million for second quarter 2001 from the same quarter last year. Last year's second quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue increased 5%. Net gains from investment securities sales increased $6.5 million, while bond-trading profits increased 1.6 million.
               Second quarter 2001 noninterest expenses of $181.7 million were essentially unchanged relative to second quarter a year ago. Income tax expense declined by 1% in the current quarter reflecting a slightly lower effective tax rate.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the second quarter of 2001 was $20.0 million, up $3.4 million from the second quarter of 2000. Total revenue was $132.0 million, an increase of $16.4 million from $115.6 million from the year-ago quarter. The increase was primarily due to volume growth in consumer and small business lending as well as growth in retail and business deposits. Noninterest expense increased $7.0 million or 8 percent to $92.9 million from $85.9 million in second quarter 2000. The increase was primarily due to personnel expenses and the cost of business initiatives. Income taxes increased by $1.8 million in the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $28.8 million in second quarter 2001, a decrease of $1.0 million or 3 percent from $29.8 million a year ago. Total revenue of $93.9 million increased by $13.2 million or 16 percent from the second quarter of 2000, primarily reflecting additional net interest income. The higher net interest income resulted from the decrease in market interest rates since the second quarter of 2000 which has lowered the funding cost of the segment's earning assets. Revenue growth was partially offset by an increase in the loan loss provision of $15.4 million from the year-ago quarter associated with the impact of a slowing economy primarily on the Bank's corporate loan portfolio. Noninterest expense decreased $0.6 million or 2 percent to $25.1 million in the current quarter. Income taxes decreased by $0.6 million during the quarter, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for the Private Client Group was $6.0 million in second quarter 2001, a decrease of $0.4 million or 5 percent from $6.4 million a year ago. Total revenue of $52.9 million increased by $5.4 million or 11 percent from $47.5 million in second quarter 2000. Revenue growth was primarily due to an increase in loan volume of $291 million and increased trust and investment management revenues. Noninterest expense increased $6.0 million or 16 percent to $42.6 million in the current quarter, primarily due to the cost of expansion strategies and initiatives. Income taxes decreased by $0.2 million during the quarter, reflecting lower pretax income.

           EMFISYS AND CORPORATE SUPPORT
           Net income for Emfisys and Corporate Support in the second quarter was $7.0 million, essentially unchanged from the second quarter 2000. Net income increased $1.5 million or 25 percent excluding the operating income from the corporate trust and merchant card businesses, each sold in 2000. Total revenue of $22.9 million decreased by $16.2 million or 41 percent from $39.1 million in second quarter 2000. Excluding the operating revenue from the corporate trust and merchant card businesses, total revenue decreased 22 percent, primarily due to the reduced interest rate environment. Noninterest expense decreased $12.5 million or 37 percent to $21.1 million in the current quarter. Excluding the operating expenses of the corporate trust and merchant card businesses, noninterest expense decreased $5.6 million or 22 percent primarily due to continued cost containment. Income taxes decreased $2.5 million in the current year, reflecting lower pretax income and a lower marginal rate on segment income.

--------------------------------------------------------------------------------

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                         Quarter Ended June 30                           Six Months Ended June 30
                                                 --------------------------------------    --------------------------------------
    Daily Average Balances (in millions)               2001                        2000                 2001                 2000
        Average Rates Earned and Paid            -----------------    -----------------    -----------------    -----------------
      (fully taxable equivalent basis)           Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........    $   150     1.72%    $   256     2.97%    $   176     1.70%    $   243     2.04%
  Federal funds sold and securities purchased
    under agreement
    to resell................................        279     4.39         273     6.60         283     5.01         258     6.34
                                                 -------              -------              -------              -------
      Total money market assets..............        429     3.46         529     4.84         459     3.74         501     4.25
Trading account assets.......................         60     6.96          62     8.00          62     6.76          56     7.53
Securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency...........      8,448     5.94       8,550     6.44       8,429     6.18       8,466     6.34
  State and municipal........................        489     6.96         525     7.04         484     6.96         519     7.02
  Other......................................        227     6.71         223     6.75         227     6.66         214     6.88
                                                 -------              -------              -------              -------
      Total securities available-for-sale....      9,164     6.01       9,298     6.48       9,140     6.23       9,199     6.39
Loans, net of unearned income................     15,660     7.43      15,071     8.28      15,577     7.82      14,885     8.14
Loans held for sale..........................         16                   --                   64                   --
                                                 -------              -------              -------              -------
      TOTAL INTEREST-EARNING ASSETS..........     25,329     6.84      24,960     7.54      25,302     7.15      24,641     7.41
                                                 -------              -------              -------              -------
Cash and demand balances due from banks......        993                1,339                1,068                1,353
Other assets.................................      2,068                1,805                2,053                1,757
                                                 -------              -------              -------              -------
      Total assets...........................    $28,390              $28,104              $28,423              $27,751
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...................................    $ 5,604     2.83     $ 4,836     3.80     $ 5,510     3.18     $ 4,806     3.71
Savings deposits and certificates............      5,733     4.85       5,462     4.87       5,760     5.05       5,425     4.75
Other time deposits..........................      1,658     4.61       1,909     6.36       1,530     5.22       1,758     6.16
Foreign office time deposits.................      2,147     4.53       2,622     6.36       2,270     5.14       2,192     6.10
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING DEPOSITS........     15,142     4.03      14,829     4.97      15,070     4.40      14,181     4.78
Short-term borrowings........................      6,608     4.42       6,419     6.14       6,617      5.0       6,783     5.87
Minority interest-- preferred stock of
  subsidiary.................................        250     7.42         250     7.42         250     7.42         250     7.42
Long-term notes..............................        525     6.23         475     7.32         530     6.69         475     7.23
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING LIABILITIES.....     22,525     4.23      21,973     5.40      22,467     4.66      21,689     5.21
Noninterest-bearing deposits.................      3,358                4,034                3,485                3,994
Other liabilities............................        449                  323                  432                  327
Stockholder's equity.........................      2,058                1,774                2,039                1,741
                                                 -------              -------              -------              -------
      Total liabilities and stockholder's
        equity...............................    $28,390              $28,104              $28,423              $27,751
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...................                3.08%                2.79%                3.01%                2.83%
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

--------------------------------------------------------------------------------
NET INTEREST
INCOME

                                                                            Quarter Ended June 30      Six Months Ended June 30
                                                                           ----------------------      ------------------------
                 (in thousands)                                                 2001         2000            2001          2000
                 --------------------------------------------------------------------------------------------------------------
                 Interest income.......................................    $421,775     $457,431        $878,460      $887,639
                 Fully taxable equivalent adjustment...................       9,411       10,772          19,516        21,070
                                                                           --------     --------        --------      --------
                 Interest income (fully taxable equivalent basis)......     431,186      468,203         897,976       908,709
                 Interest expense......................................     237,212      294,958         519,931       562,120
                                                                           --------     --------        --------      --------
                   Net interest income (fully taxable equivalent
                     basis)............................................    $193,974     $173,245        $378,045      $346,589
                                                                           ========     ========        ========      ========
                 Increase (decrease) due to change in:
                   Volume..............................................    $  2,581     $ 16,705        $  9,329      $ 35,544
                   Rate................................................      18,148       (5,209)         22,127        (7,816)
                                                                           --------     --------        --------      --------
                       Total increase in net interest income...........    $ 20,729     $ 11,496        $ 31,456      $ 27,728
                                                                           ========     ========        ========      ========

               Second quarter net interest income on an FTE basis was $194.0 million, up 12 percent from $173.2 million in second quarter 2000. Average earning assets increased 2 percent or $369 million to $25.3 billion from $24.9 billion in 2000. Average loans rose $588 million, or 4 percent. Real estate mortgage and installment loans were the most significant contributors to the loan growth with respective increases of $640 million and $453 million. Average securities available-for-sale totaling $9.16 billion remained at approximately the same level as second quarter 2000.
               Funding for this asset growth came primarily from money market accounts, short-term senior notes, and savings deposits and certificates which increased by an average of $749 million, $282 million, and $271 million, respectively, offset by declines in foreign and other time deposits.
               Net interest margin, the other principal determinant of net interest income, rose from 2.79 percent in second quarter 2000 to
           3.08 percent in the current quarter, reflecting the impact of the declining interest rate environment during 2001. This caused a significant decline in the Corporation's wholesale funding costs.

--------------------------------------------------------------------------------
AVERAGE EARNING
ASSETS -- NET
INTEREST MARGIN

                                                                              Quarter Ended June 30
                                                             --------------------------------------
                 Daily Average Balances (in millions)                    2001                  2000
                 Average Rates Earned and Paid               ----------------      ----------------
                 (fully taxable equivalent basis)            Balances   Rates      Balances   Rates
                 ----------------------------------------------------------------------------------
                 Interest-earning assets...................  $25,329    6.84%      $24,960    7.54%
                                                             =======               =======
                 Interest-bearing liabilities..............  $22,525    4.23       $21,973    5.40
                 Noninterest-bearing sources of funds......    2,804                 2,987
                                                             -------               -------
                       Total supporting liabilities........  $25,329    3.76       $24,960    4.75
                                                             =======               =======
                 Net interest margin (related to average
                   interest-earning assets)................             3.08%                 2.79%
                                                                        ====                  ====

                                                                           Six Months Ended June 30
                                                             --------------------------------------
                 Daily Average Balances (in millions)                    2001                  2000
                 Average Rates Earned and Paid               ----------------      ----------------
                 (fully taxable equivalent basis)            Balances   Rates      Balances   Rates
                 ------------------------------------------  --------------------------------------
                 Interest-earning assets...................  $25,302    7.15%      $24,641    7.41%
                                                             =======               =======
                 Interest-bearing liabilities..............  $22,467    4.66       $21,689    5.21
                 Noninterest-bearing sources of funds......    2,835                 2,952
                                                             -------               -------
                       Total supporting liabilities........  $25,302    4.14       $24,641    4.58
                                                             =======               =======
                 Net interest margin (related to average
                   interest-earning assets)................             3.01%                 2.83%
                                                                        ====                  ====

--------------------------------------------------------------------------------

NONINTEREST
INCOME                                                            Quarter     Increase               Six Months      Increase
                                                            Ended June 30    (Decrease)           Ended June 30     (Decrease)
                                                      -------------------   -------------   -------------------   ---------------
                           (in thousands)               2001       2000     Amount     %      2001       2000      Amount     %
                  ---------------------------------------------------------------------------------------------------------------
                  Trust and investment management
                    fees...........................   $ 30,591   $ 30,766   $  (175)   (1)  $ 60,360   $ 68,959   $ (8,599)   (12)
                  Money market and bond trading....      4,362      2,802     1,560    56      9,882      3,216      6,666    207
                  Foreign exchange.................      1,720      2,100      (380)  (18)     3,395      3,900       (505)   (13)
                  Merchant and charge card fees....         39      6,764    (6,725)  (99)        95     12,155    (12,060)   (99)
                  Service fees and charges.........     29,242     29,894      (652)   (2)    56,774     59,999     (3,225)    (5)
                  Securities gains.................      9,519      3,004     6,515   100+    22,724      3,032     19,692    649
                  Gain on sale of corporate trust
                    business.......................         --         --        --    --         --     50,193    (50,193)  (100)
                  Bank-owned insurance
                    investments....................     11,725     11,238       487     4     23,324     22,012      1,312      6
                  Foreign fees.....................      5,307      7,512    (2,205)  (29)    10,453     12,526     (2,073)   (17)
                  Other............................     15,207     15,615      (408)   (3)    34,020     29,179      4,841     17
                                                      --------   --------   -------         --------   --------   --------
                  Total noninterest income.........   $107,712   $109,695   $(1,983)   (2)  $221,027   $265,171   $(44,144)   (17)
                                                      ========   ========   =======   ===   ========   ========   ========   ====

           Noninterest income for the second quarter of 2001 was $107.7 million, a decrease of $2.0 million or 2 percent from the second quarter of 2000. Last year's second quarter results included operating revenue for both the corporate trust business and the merchant card business which was sold to Bank of Montreal's credit card processing joint venture (Moneris) in December 2000. Excluding the operating income from these businesses, noninterest income increased 5 percent. Net gains from sales of investment securities sales increased $6.5 million, while bond trading profits increased $1.6 million.

--------------------------------------------------------------------------------

NONINTEREST
EXPENSES AND                                                 Quarter           Increase          Six Months           Increase
                                                          Ended June 30       (Decrease)        Ended June 30        (Decrease)
                                                       -------------------   -------------   -------------------   --------------
                            (in thousands)               2001       2000     Amount     %      2001       2000      Amount     %
INCOME TAXES      ---------------------------------------------------------------------------------------------------------------
                  Salaries and other compensation...   $ 92,712   $ 89,932   $ 2,780     3   $180,756   $180,243   $    513    --
                  Pension, profit sharing and other
                    employee benefits...............     17,177     18,020      (843)   (5)    34,904     36,525     (1,621)   (4)
                  Net occupancy.....................     13,910     14,596      (686)   (5)    26,761     28,297     (1,536)   (5)
                  Equipment.........................     14,189     13,452       737     5     28,075     28,379       (304)   (1)
                  Marketing.........................      9,586      7,234     2,352    33     17,109     13,257      3,852    29
                  Communication and delivery........      5,505      6,139      (634)  (10)    10,798     11,375       (577)   (5)
                  Expert services...................      6,471      5,277     1,194    23     11,773     11,175        598     5
                  Contract programming..............      5,376      4,500       876    19     12,074      7,987      4,087    51
                  Other.............................     10,256     16,250    (5,994)  (37)    30,976     35,727     (4,751)  (13)
                                                       --------   --------   -------         --------   --------   --------
                                                        175,182    175,400      (218)   --    353,226    352,965        261    --
                  Amortization of goodwill and other
                    valuation intangibles...........      6,530      6,358       172     3     12,896     12,817         79     1
                                                       --------   --------   -------         --------   --------   --------
                  Total noninterest expenses........   $181,712   $181,758   $   (46)   --   $366,122   $365,782   $    340    --
                                                       ========   ========   =======         ========   ========   ========
                  Provision for income taxes........   $ 22,805   $ 22,992   $  (187)   (1)  $ 45,623   $ 63,758   $(18,135)  (28)
                                                       ========   ========   =======   ===   ========   ========   ========   ===

           Second quarter 2001 noninterest expenses of $181.7 million were essentially unchanged relative to the second quarter of 2000.
               Income tax expense declined by 1 percent in the current quarter reflecting a slightly lower effective tax rate.

--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at June 30, 2001 was $2.09 billion, compared with $2.03 billion and $1.84 billion at December 31, 2000 and June 30, 2000, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale and cash flow hedges, total equity increased $105.0 million from June 30, 2000. During the preceding twelve months, the Corporation declared common and preferred dividends of $167.1 million and $18.0 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basel Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 9.72 percent and
           12.37 percent, respectively, at June 30, 2001. HTSB's Tier 1 and total risk-based capital ratios were 9.76 percent and 11.70 percent, respectively, at June 30, 2001.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.45 percent and 7.77 percent, respectively, for the second quarter of 2001.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at June 30, 2001, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 2001, the Corporation's intangible assets totaled $225 million, including approximately $205 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.39 percent and 7.68 percent, respectively, for the second quarter of 2001.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               June 30     December 31       June 30
                 (in thousands)                                                 2001              2000          2000
                 ---------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................  $28,257,628   $28,966,476   $28,594,667
                                                                             ===========   ===========   ===========
                 Average assets (quarter)..................................  $28,390,439   $28,946,538   $28,104,433
                                                                             ===========   ===========   ===========
                 Risk-based on-balance sheet assets........................  $17,222,705   $17,782,000   $17,518,099
                                                                             ===========   ===========   ===========
                 Risk-based off-balance sheet assets.......................  $ 4,700,937   $ 4,928,876   $ 4,958,014
                                                                             ===========   ===========   ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................  $21,702,109   $22,487,192   $22,253,052
                                                                             ===========   ===========   ===========
                 Tier 1 capital............................................  $ 2,108,876   $ 2,056,341   $ 2,002,043
                                                                             ===========   ===========   ===========
                 Supplementary capital.....................................  $   577,376   $   595,417   $   531,506
                                                                             ===========   ===========   ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................  $ 2,685,520   $ 2,651,036   $ 2,532,851
                                                                             ===========   ===========   ===========
                 Tier 1 leverage ratio.....................................         7.45%         7.15%         7.12%
                 Risk-based capital ratios
                   Tier 1..................................................         9.72%         9.14%         9.00%
                   Total...................................................        12.37%        11.79%        11.38%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                                June 30   March 31    June 30
                 (in thousands)                                                    2001       2001       2000
                 --------------------------------------------------------------------------------------------
                 Nonaccrual loans............................................  $145,331   $113,120   $ 36,505
                 Restructured loans..........................................     2,370      2,601      3,804
                                                                               --------   --------   --------
                       Total nonperforming loans.............................   147,701    115,721     40,309
                 Other assets received in satisfaction of debt...............     2,238      4,205      1,308
                                                                               --------   --------   --------
                       Total nonperforming assets............................  $149,939   $119,926   $ 41,617
                                                                               ========   ========   ========
                 Nonperforming loans to total loans (end of period)..........       .95%       .75%       .26%
                 Nonperforming assets to total loans (end of period).........       .97%       .77%       .27%
                                                                               ========   ========   ========
                 90-day past due loans still accruing interest...............  $ 24,280   $ 19,718   $ 14,707
                                                                               ========   ========   ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 2001 totaled $150 million, or
           0.97 percent of total loans, up from $120 million or 0.77 percent of total loans at March 31, 2001 and up from $42 million or 0.27 percent of total loans a year ago. The increase in nonperforming assets from June 30, 2000 is attributable to ten corporate loans, averaging approximately $10 million, in nine different industry sectors.
               Interest shortfall for the quarter ended June 30, 2001 was $5.3 million compared to $1.8 million one year earlier.

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

                                                                       Impaired Loans          Impaired Loans
                                                                   For Which There Is      For Which There Is             Total
                                 (in thousands)                     Related Allowance    No Related Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 June 30, 2001
                 Balance.......................................          $118,148                $29,553            $147,701
                 Related allowance.............................           54,777                      --             54,777
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $63,371                 $29,553            $92,924
                                                                         =======                 =======            =======
                 December 31, 2000
                 Balance.......................................          $78,758                 $25,107            $103,865
                 Related allowance.............................           36,098                      --             36,098
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $42,660                 $25,107            $67,767
                                                                         =======                 =======            =======
                 June 30, 2000
                 Balance.......................................          $ 9,910                 $30,399            $40,309
                 Related allowance.............................            4,417                      --              4,417
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $ 5,493                 $30,399            $35,892
                                                                         =======                 =======            =======

                                                                              Quarter Ended June 30     Six Months Ended June 30
                                                                             ----------------------    -------------------------
                   (in thousands)                                                 2001         2000          2001           2000
                   -------------------------------------------------------------------------------------------------------------
                   Average impaired loans................................    $128,364     $ 44,653      $121,963        $43,801
                                                                             ========     ========      ========        =======
                   Total interest income on impaired loans on a cash
                   basis.................................................    $    188     $    126      $  1,010        $   336
                                                                             ========     ========      ========        =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                               Quarter Ended June 30    Six Months Ended June 30
                                                                              ----------------------    ------------------------
LOAN LOSSES        (in thousands)                                                  2001         2000          2001          2000
                   -------------------------------------------------------------------------------------------------------------
                   Balance, beginning of period...........................    $167,880     $164,105      $170,417      $162,134
                                                                              --------     --------      --------      --------
                   Charge-offs............................................     (28,279)      (7,278)      (48,228)      (12,970)
                   Recoveries.............................................       1,226        2,374         2,595         3,399
                                                                              --------     --------      --------      --------
                   Net charge-offs........................................     (27,053)      (4,904)      (45,633)       (9,571)
                   Provision charged to operations........................      26,000        7,305        42,043        13,943
                                                                              --------     --------      --------      --------
                   Balance at June 30.....................................    $166,827     $166,506      $166,827      $166,506
                                                                              ========     ========      ========      ========
                   Net charge-offs as a percentage of provision charged to
                   operations.............................................         104%          67%          109%           69%
                   Allowance for possible loan losses to nonperforming
                   loans (period-end).....................................         113%         413%
                   Allowance for possible loan losses to nonperforming
                   assets (period-end)....................................         111%         400%
                   Allowance for possible loan losses to total loans
                     outstanding (period-end).............................        1.08%        1.09%

           The Corporation's provision for loan losses for the current quarter was $26.0 million up from $7.3 million in last year's second quarter. Net charge-offs increased from $4.9 million to $27.1 million for the current quarter, bringing net charge-offs on a year-to-date basis to $45.6 million compared to $9.6 million in 2000 for the same six-month period. The increase in the 2001 second quarter net charge-offs primarily reflects an increase in commercial loan write-offs. For the second quarter of 2001, net charge-offs related to commercial loans were $25.8 million compared to $4.3 million for the second quarter of 2000. The commercial loan portfolio has declined 13% from a year ago.
               At June 30, 2001, the allowance for possible loan losses was $167 million, equal to 1.08 percent of total loans outstanding, relatively unchanged from the end of the second quarter 2000. The ratio of the allowance for possible loan losses to nonperforming assets was 111% at June 30, 2001 compared to 400% at June 30, 2000. The increase in nonperforming assets from June 30, 2000 is attributable to ten corporate loans, averaging approximately $10 million, in nine different industry sectors.

--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 37 percent of the Corporation's total assets and amounted to $10.60 billion at June 30, 2001. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 8, 2000. At that time, the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2001. There were no borrowings under either credit facility in year-to-date 2001 or 2000.
               The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits increased from $14.33 billion or 57 percent of total non-equity funding at June 30, 2000 to $14.69 billion or 59 percent of total non-equity funding at June 30, 2001. Money market accounts experienced the largest growth, up $749 million or 17 percent over June 30, 2000 levels. Savings certificates and noninterest-bearing time deposits increased by $245 million or 7 percent and by $8 million or 32 percent over second quarter 2000 levels, respectively. Passbook and savings accounts and interest checking deposits totaling $1.84 billion and $367 million increased $25 million or 7 percent and $19 million or 6 percent, respectively, over the second quarter of 2000. Domestic and foreign demand deposits decreased by $685 million or 17 percent to $3.32 billion. The average volume of wholesale deposits and short-term borrowings decreased from $10.95 billion or 43 percent of total non-equity funding at June 30, 2000 to $10.41 billion or 41 percent of total non-equity funding at June 30, 2001. Total deposits averaged $18.50 billion in the second quarter of 2001, a decrease of $364 million compared to the same quarter last year.
               Average money market assets in the second quarter of 2001 decreased $100 million or 19 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 2001. Average money market liabilities decreased 2 percent to $5.79 billion this quarter from $5.89 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June 30, 2001, $816 million of senior notes were outstanding compared to $534 million at June 30, 2000.
               The Corporation's fixed rate 9 3/8% subordinated notes of $100 million, which matured June 1, 2001, were refunded for liquidity purposes with a promissory note to Bankmont Financial Corp. The debt matures May 31, 2004 with interest payable semi-annually at a rate of LIBOR plus 3/8ths and has a non-penalty pre-payment option.

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

--------------------------------------------------------------------------------
SIX MONTHS ENDED
JUNE 30, 2001
COMPARED WITH 2000
--------------------------------------------------------------------------------

           The Corporation's earnings for the six months ended June 30, 2000 were $125.8 million. This represented an increase of $8.3 million or 7 percent compared to a year ago, excluding the $29.7 million after-tax gain on the sale of the corporate trust business in the first quarter 2000. Year-to-year comparative results were also affected by the sale of the merchant card business sold in December 2000. Excluding the impact of both of these divestitures, earnings grew 9 percent for the first six months of 2001.
               Cash ROE was 16.12 percent. Excluding the gain from the sale of the corporate trust business, cash ROE was 18.76 percent one year earlier. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity and the corporate trust gain, cash ROE declined 24 basis points from last year. Cash ROA was 0.96 percent compared to 0.92 percent a year ago, excluding the corporate trust gain.
               Net interest income on a fully taxable equivalent basis was $378.0 million in the current period, an increase of $31.5 million or 9 percent from the 2000 year-to-date period. Average earning assets rose to $25.30 billion from $24.64 billion a year ago attributable to an increase of 3 percent or $692 million in average loans. Residential mortgages, consumer and small business loans contributed to the loan growth. Net interest margin increased from 2.83 percent in the six months ended June 30, 2000 to 3.01 percent currently.
               The year-to-date 2001 provision for loan losses of $42.0 million was up $28.1 million from $13.9 million a year ago. Net charge-offs were $45.6, an increase of $36.1 million from last year, primarily reflecting an increase in commercial loan write-offs.
               Noninterest income of $221.0 million decreased $44.1 million or 17 percent from the same period last year. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest revenue increased 3 percent. Last year's results also included operating revenue for both the corporate trust business and the merchant card business. Excluding both the first quarter 2000 gain on sale and the operating revenue from these businesses, noninterest revenue increased 13 percent. Most of this increase resulted from additional net gains from securities sales of $19.7 million and higher bond trading profits of $6.7 million.
               Noninterest expenses of $366.1 million were essentially unchanged year-to-year, while income tax expense decreased $18.1 million, reflecting lower pretax income.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the six month period of 2001 was $35.6 million, up $4.9 million from the year-ago period. Total revenue was $251.4 million, an increase of $25.3 million or 11 percent from $226.1 million in 2000. The increase in revenue was primarily due to improved interest margins and loan volume growth in community banking along with higher deposit levels. Noninterest expense of $183.2 million increased $13.2 million from 2000, as a result of higher personnel expenses and business related initiatives. Income taxes increased by $2.7 million in the current year, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $66.2 million in 2001, an increase of $5.8 million or 10 percent from $60.4 million a year ago. Total revenue of $194.8 million increased by $34.6 million or 22 percent from 2000. Noninterest income increased $19.0 million or 58 percent, primarily the result of larger net gains from securities sales and an increase in bond trading profits. The growth in total revenue was partially offset by the increase in loan loss provision of $23.6 million associated with the impact of a slowing economy. Noninterest expense increased $1.3 million to $51.7 million in the current year. Income taxes increased by $3.9 million during the year, reflecting higher pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $12.2 million in 2001, an increase of $1.0 million or 8 percent from $11.2 million a year ago. Total revenue of $103.4 million increased by $8.1 million or 9 percent from $95.3 million in 2000. Revenue growth was primarily due to a $241 million increase in loan volume and increased trust and investment management revenues. Noninterest expense increased $7.0 million or 9 percent to $82.6 million in the current year, primarily due to the cost of expansion strategies and initiatives.

           EMFISYS AND CORPORATE SUPPORT
           Net income for Emfisys and Corporate Support was $11.8 million in 2001 compared to $44.9 million in 2000. Excluding the operating income from the corporate trust and merchant card businesses and the $29.7 million after-tax gain on the sale of the corporate trust business in first quarter 2000, net income was $13.9 million, essentially unchanged from a year ago. Total revenue was $49.4 million, a decrease of $80.8 or 62 percent from 2000. Excluding the $50.2 million gain on sale of the corporate trust business and the operating revenue from both the corporate trust and merchant card businesses, total revenue decreased $5.8 million or 11 percent, primarily due to the reduced interest rate environment. Noninterest expense decreased $21.2 million or 30 percent to $48.6 million in the current year. Excluding the operating expenses of the corporate trust and merchant card businesses, noninterest expense decreased $2.5 million or 6 percent primarily due to continued cost containment. Income taxes decreased $26.6 million in the current year, reflecting lower pretax income.

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

Pastora San Juan Cafferty
Professor
University of Chicago
School of Social Service Administration

Haven E. Cockerham
Senior Vice President
Human Resources
R.R. Donnelley & Sons Company

F. Anthony Comper
President and
Chief Executive Officer
Bank of Montreal

Susan T. Congalton
Managing Director
Lupine L.L.C.

Wilbur H. Gantz
Retired Chairman of the Board
and Chief Executive Officer
PathoGenesis Corporation

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

HARRIS BANK WILMETTE, N.A.
Wilmette, Illinois

HARRIS BANK WINNETKA, N.A.
Winnetka, Illinois

HARRIS BANK WOODSTOCK
Woodstock, Illinois

HARRIS TRUST BANK OF ARIZONA
Scottsdale, Arizona

 HARRIS TRUST /BANK OF MONTREAL
(FORMERLY HARRIS TRUST COMPANY OF FLORIDA)
West Palm Beach, Florida
------------------------------

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

HARRIS TRADE SERVICES LIMITED
Hong Kong

HARRIS PREFERRED CAPITAL CORPORATION
Chicago, Illinois

HARRIS PROCESSING CORPORATION
Chicago, Illinois

HARRIS CAPITAL HOLDINGS, INC.
Dover, Delaware

                       EXHIBIT A -- HARRIS BANKCORP, INC.
                           2001 SECOND QUARTER REPORT
                                 JUNE 30, 2001