Form 10-Q
period 2001-09-30
HARRIS BANKCORP INC
filed 2001-11-14
CIK 45729

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2001 OR

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

     At November 14, 2001 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2001 and 2000.

        Consolidated Statements of Condition as of September 30, 2001, December 31, 2000 and September 30, 2000.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The above financial statements, financial review and quantitative and qualitative disclosures about market risk, included in the Corporation's 2001 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           None

        (b) A Current Report on Form 8-K was filed on November 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2001.

                    /s/
------------------------------------------------
Pamela Piarowski
Chief Financial Officer
                     /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                               Quarter Ended September 30         Nine Months Ended September 30
                                                             -------------------------------      ------------------------------
                                                               2001        2000      Change         2001        2000     Change
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income......................................    $195,176    $163,284         20%     $553,705    $488,804        13%
Net interest income (fully taxable equivalent)...........     203,708     174,151         17       581,754     520,740        12
Provision for loan losses................................     153,296       7,305        N/R       195,339      21,247       N/R
Noninterest income.......................................     120,147     108,520         11       341,174     373,690        (9)
Noninterest expenses.....................................     203,409     177,326         15       569,531     543,108         5
Net (loss) income........................................    (20,238)      63,110       (132)      105,530     210,317       (50)
Dividends -- common stock................................     171,000      81,000        111       243,000     139,469        74
Dividends -- preferred stock.............................       4,511       4,511         --        13,533      13,533        --
Cash earnings (loss) (1).................................    (15,516)      67,163       (123)      118,655     193,006       (39)
--------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity............      (5.02)%      14.97%       N/Rbp        6.65%      17.33%      N/Rbp
Return on average assets.................................      (0.28)        0.88       (116)         0.49        1.00       (51)
Cash return on average common stockholder's equity (2)...      (4.90)       18.81        N/R          8.87       21.89       N/R
Cash return on average assets (3)........................      (0.22)        0.95       (117)         0.56        1.07       (51)
Returns excluding gain on sale of corporate trust
  business:
  Return on average common stockholder's equity..........      (5.02)       14.97        N/R          6.65       14.71       N/R
  Return on average assets...............................      (0.28)        0.88       (116)         0.49        0.86       (37)
  Cash return on average common stockholder's equity
    (2)..................................................      (4.90)       18.81        N/R          8.87       18.78       N/R
  Cash return on average assets (3)......................      (0.22)        0.95       (117)         0.56        0.93       (37)
Tier 1 risk-based capital ratio..........................        8.79        8.52         27
Total risk-based capital ratio...........................       11.81       11.07         74
Tier 1 leverage ratio....................................        7.01        7.01         --
Allowance for possible loan losses to total loans
  (period-end)...........................................        1.82        1.07         75
--------------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets......................................    $    710    $    384         85%     $    544    $    462        18%
Securities available-for-sale............................       9,011       9,489         (5)        9,097       9,296        (2)
Loans, net of unearned income............................      15,907      15,349          4        15,688      15,040         4
Total interest-earning assets............................      25,732      25,279          2        25,444      24,855         2
Total assets.............................................      28,906      28,374          2        28,586      27,960         2
Deposits.................................................      19,142      18,582          3        18,753      18,311         2
Short-term borrowings....................................       6,212       6,921        (10)        6,480       6,829        (5)
Common stockholder's equity..............................       1,955       1,557         26         1,848       1,517        22
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale............................    $  9,096    $  9,182         (1)%
Loans, net of unearned income............................      16,242      16,001          2
Allowance for possible loan losses.......................         296         171         73
Total assets.............................................      29,220      29,481         (1)
Deposits.................................................      19,349      19,571         (1)
Common stockholder's equity..............................       1,962       1,623         21
Total stockholder's equity...............................       2,207       1,868         18
--------------------------------------------------------------------------------------------------------------------------------

(1) Cash earnings is defined as net (loss) income excluding the impact of amortization of goodwill and other valuation intangibles. Cash earnings for the nine months ended September 30, 2000 excludes the after-tax gain on the sale of the corporate trust business. Including the corporate trust gain, cash earnings would have been $222.7 million.

(2) Cash return on average common stockholder's equity ("Cash ROE") is calculated as annualized net (loss) income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(3) Cash return on average assets ("Cash ROA") is calculated as net (loss) income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

N/R - Computation not relevant.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had a net loss of $20.2 million for the quarter ended September 30, 2001. The current quarter results were impacted by a special provision for loan losses of $125 million. Quarter-to-quarter comparative results were also affected by the sale of the corporate trust business, sold in first quarter 2000, and the merchant card business sold to Bank of Montreal's credit card processing joint venture (Moneris) in December 2000. Excluding the impact of both these divestitures and the special provision, earnings grew 1 percent compared to the same period a year earlier.

               Net income for the nine months ended September 30, 2001, was $105.5 million, down 42 percent from $180.6 million a year earlier, excluding the $29.7 million after-tax gain on the sale of the corporate trust business in the first quarter 2000. Year-to-year comparative results were also affected by the sale of the merchant card business. Excluding the impact of both these divestitures and the special third quarter 2001 provision for loan losses, earnings grew 7 percent for the first nine months compared to the same period a year earlier.

               For the current quarter, cash ROE was -4.90 percent, with the decrease primarily due to unrealized gains and losses on the securities portfolio which are recorded directly to equity and the special provision for loan losses of $80.4 million after-tax. Excluding both these factors, cash ROE declined 206 basis points from last year's third quarter.

               Management's assessment of the adequacy of the allowance for possible loan losses was based on a comprehensive review of Harris Bankcorp's loan portfolio that considered several quantitative and qualitative factors. This intense review, prompted by the rapidly changing environment, weakening economic conditions and management's expectation that economic recovery would be delayed from the end of 2001 until mid-2002, resulted in recognition of a special $125 million provision for loan losses.

               The Corporation benefited from continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a more favorable interest rate environment that contributed to increased earnings from treasury and trading activities. These were offset by an increased loan loss provision associated with the impact of a slowing economy primarily on the Bank's corporate loan portfolio, and by expenses related to business growth and expansion.

               For the current quarter, net interest income on a fully taxable equivalent basis was $203.7 million, up 17 percent from third quarter last year. Average earning assets rose 2 percent to $25.73 billion from $25.28 billion in third quarter 2000, attributable to an increase of $559 million in average loans. Consumer, mortgage and small business loans grew by 24 percent, of which 5 percent was attributable to the acquisition of First National Bank of Joliet in this year's third quarter. Net interest margin rose from 2.74 percent in the year-ago quarter to 3.15 percent currently, primarily reflecting the impact of the declining interest rate environment during 2001.

               Third quarter noninterest income of $120.1 million increased 11 percent from the same quarter last year. Last year's third quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue increased 17 percent. Net gains from sales of investment securities increased $7.3 million, while bond-trading profits increased $1.7 million.

               Third quarter 2001 noninterest expenses were $203.4 million compared to $177.3 million in third quarter a year ago. Last year's quarter did not include results for First National Bank of Joliet. Excluding post-acquisition operating expenses for Joliet and expenses associated with businesses sold in 2000, noninterest expenses increased 13%, reflecting expansion initiatives in our corporate and investment banking, private client and retail banking businesses. Income tax expense decreased $45.2 million in the current quarter reflecting lower pretax income.

--------------------------------------------------------------------------------

               The third quarter 2001 provision for loan losses of $153.3 million, including the $125 million special provision, was up from $7.3 million in third quarter a year ago, while net loan charge-offs during the current quarter were $30.4 million compared to $3.3 million in the same period last year.

               Nonperforming assets at September 30, 2001 were $208 million or
           1.28 percent of total loans, compared to $150 million or 0.95 percent at June 30, 2001, and $96 million or 0.60 percent a year ago. The increase in nonperforming assets from September 30, 2000 is comprised primarily of fifteen loans in the shared national credit portfolio ranging in size from $7 million to $20 million, in fourteen different industry sectors.

               At September 30, 2001 the allowance for possible loan losses was $296 million, equal to 1.82 percent of loans outstanding, compared to $171 million or 1.07 percent at the end of the third quarter 2000. The ratio of the allowance for possible loan losses to nonperforming assets was 143 percent at September 30, 2001, compared to 177 percent at September 30, 2000.

               At September 30, 2001, regulatory Tier 1 capital of Harris Bankcorp amounted to $2.00 billion, up from $1.98 billion one year earlier. The regulatory leverage capital ratio was 7.01 percent for the third quarter of 2001 compared to 7.01 percent in the same quarter of 2000. Harris Bankcorp's capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's September 30, 2001 Tier 1 and total risk-based capital ratios were 8.79 percent and 11.81 percent compared to respective ratios of 8.52 percent and 11.07 percent at September 30, 2000.

               For the nine months ended September 30, 2001, net interest income on a fully taxable equivalent basis increased 12 percent or $61.0 million, reflecting earning asset growth of 2 percent. Net interest margin increased from 2.80 percent in the nine months ended September 30, 2000 to 3.06 percent currently. Average loans increased $648 million or 4 percent, with strong growth in consumer, mortgage and small business credits.

               Year-to-date noninterest income was $341.2 million. Excluding the $50.2 million gain on the sale of the corporate trust business and operating revenue from both the merchant card and corporate trust businesses sold in 2000, noninterest income rose 14 percent. Net gains from securities sales were up $27.0 million and bond trading profits increased $8.4 million.

               The provision for loan losses increased by $174.1 million to $195.3 million, including the $125 million special provision in the first nine months of 2001 while net charge-offs increased by $63.2 million to $76.0 million. Noninterest expense rose 8 percent from last year, excluding the operating expenses of the corporate trust and merchant card businesses which were sold in 2000 and the current year's operating expenses of First National Bank of Joliet acquired in third quarter 2001. Income tax expense decreased $42.9 million, reflecting lower pretax income excluding the $50.2 million gain on the sale of the corporate trust business.

               The July 2001 acquisition of First National Bank of Joliet included $1.1 billion in assets and $844 million in deposits. The 18 branches of First National Bank of Joliet opened as branches of Harris Bank Joliet NA, and operate as the ninth Harris Chicagoland Banking region. Current and new Harris customers are now able to do their banking at nearly 150 Harris locations and 245 ATMs throughout Chicagoland. This transaction moves us into the fastest growing county in Illinois and brings us closer to our goal of becoming the dominant full-service bank in Chicagoland.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                October 29, 2001
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
                                                                    Subsidiaries

                                                                   Quarter Ended         Nine Months Ended
                                                                    September 30            September 30
                                                                --------------------    --------------------
              (in thousands except share data)                    2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $272,829    $330,763    $877,470    $933,788
Money market assets:
  Deposits at banks.........................................       1,537       2,024       3,019       4,490
  Federal funds sold and securities purchased under
    agreement to resell.....................................       4,213       3,814      11,251      11,938
Trading account.............................................         850         798       2,396       2,384
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................     107,838     136,257     353,843     390,239
  State and municipal.......................................       6,558       6,338      18,172      18,899
  Other.....................................................       2,708       2,998       8,841       8,893
                                                                --------    --------    --------    --------
  Total interest income.....................................     396,533     482,992    1,274,992   1,370,631
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................     135,263     192,786     464,036     529,888
Short-term borrowings.......................................      44,710      95,966     191,262     269,811
Senior notes................................................       9,581      16,752      27,244      41,532
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609      13,828      13,828
Long-term notes.............................................       7,194       9,595      24,917      26,768
                                                                --------    --------    --------    --------
  Total interest expense....................................     201,357     319,708     721,287     881,827
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................     195,176     163,284     553,705     488,804
Provision for loan losses...................................     153,296       7,305     195,339      21,247
                                                                --------    --------    --------    --------
Net Interest Income after Provision for Loan Losses.........      41,880     155,979     358,366     467,557
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      29,482      29,850      89,842      98,809
Money market and bond trading...............................       4,226       2,518      14,108       5,734
Foreign exchange............................................       1,885       1,900       5,280       5,800
Merchant and charge card fees...............................          29       6,252         124      18,407
Service fees and charges....................................      32,767      30,173      89,541      90,172
Securities gains............................................      10,409       3,129      33,133       6,161
Gain on sale of corporate trust business....................          --          --          --      50,193
Bank-owned insurance investments............................      11,859      11,262      35,183      33,273
Foreign fees................................................       5,253       4,035      15,706      16,561
Other.......................................................      24,237      19,401      58,257      48,580
                                                                --------    --------    --------    --------
  Total noninterest income..................................     120,147     108,520     341,174     373,690
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      98,945      88,675     279,701     268,917
Pension, profit sharing and other employee benefits.........      17,103      13,649      52,007      50,175
Net occupancy...............................................      13,683      13,455      40,444      41,752
Equipment...................................................      14,330      13,636      42,404      42,016
Marketing...................................................      10,879       9,316      27,988      22,573
Communication and delivery..................................       5,737       5,807      16,536      17,182
Expert services.............................................       8,332       5,094      20,105      16,268
Contract programming........................................       7,748       4,387      19,822      12,374
Other.......................................................      19,331      17,019      50,307      52,746
                                                                --------    --------    --------    --------
                                                                 196,088     171,038     549,314     524,003
Goodwill and other valuation intangibles....................       7,321       6,288      20,217      19,105
                                                                --------    --------    --------    --------
  Total noninterest expenses................................     203,409     177,326     569,531     543,108
                                                                --------    --------    --------    --------
(Loss) Income before income taxes...........................     (41,382)     87,173     130,009     298,139
Applicable income taxes (benefit)...........................     (21,144)     24,063      24,479      87,822
                                                                --------    --------    --------    --------
  NET (LOSS) INCOME.........................................     (20,238)     63,110     105,530     210,317
Dividends on preferred stock................................       4,511       4,511      13,533      13,533
                                                                --------    --------    --------    --------
Net (Loss) Income Applicable to Common Stock................    $(24,749)   $ 58,599    $ 91,997    $196,784
                                                                ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
  Net (Loss) Income Applicable to Common Stock..............    $  (3.71)   $   8.79    $  13.80    $  29.52
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
                                                           Inc. and Subsidiaries

                                                                                                     Nine Months Ended
                                                                Quarter Ended September 30                September 30
                                                                --------------------------      ----------------------
(in thousands)                                                        2001            2000          2001          2000
----------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME...........................................     $(20,238)       $ 63,110       $105,530      $210,317
  Other comprehensive income:
    Cash flow hedges:
      Cumulative effect of accounting change................           --              --         (7,976)           --
      Net unrealized gain on derivative instruments, net of
         tax expense for the quarter of $63 in 2001 and net
         of tax expense for the year-to-date period of
         $4,684 in 2001.....................................          108              --          7,976            --
    Unrealized gains on available-for-sale securities:
      Unrealized holding gains arising during period, net of
         tax expense for the quarter of $55,168 in 2001 and
         $33,237 in 2000 and net of tax expense for the
         year-to-date period of $73,561 in 2001 and $44,442
         in 2000............................................       88,299          50,513        115,892        67,482
      Less reclassification adjustment for realized gains
         included in income statement, net of tax expense
         for the quarter of $4,049 in 2001 and $1,217 in
         2000 and net of tax expense for the year-to-date
         period of $12,883 in 2001 and $2,397 in 2000.......       (6,360)         (1,912)       (20,250)       (3,764)
                                                                 --------        --------       --------      --------
  Other comprehensive income................................       82,047          48,601         95,642        63,718
                                                                 --------        --------       --------      --------
  Comprehensive income......................................     $ 61,809        $111,711       $201,172      $274,035
                                                                 ========        ========       ========      ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                September 30    December 31    September 30
(in thousands except share data)                                        2001           2000            2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $ 1,082,141     $ 1,362,655    $ 1,317,123
Money market assets:
  Interest-bearing deposits at banks........................        258,158         141,430        165,101
  Federal funds sold and securities purchased under
    agreement to resell.....................................        210,075         466,273        231,659
Trading account assets......................................         65,535          68,925         45,014
Securities available-for-sale (including $3.22 billion and
  $3.30 billion of securities pledged as collateral for
  repurchase agreements at September 30, 2001 and December
  31, 2000).................................................      9,096,295       9,125,654      9,182,273
Loans, net of unearned income...............................     16,241,695      15,549,468     16,000,593
Allowance for possible loan losses..........................       (295,993)       (170,417)      (170,513)
                                                                -----------     -----------    -----------
  Net loans.................................................     15,945,702      15,379,051     15,830,080
Premises and equipment......................................        418,035         392,709        382,182
Customers' liability on acceptances.........................         20,306          34,100         31,587
Bank-owned insurance investments............................        940,182         906,103        894,330
Loans held for sale.........................................        139,219         242,271             --
Goodwill and other valuation intangibles....................        364,422         234,714        230,513
Other assets................................................        680,383         612,591      1,170,663
                                                                -----------     -----------    -----------
      TOTAL ASSETS..........................................    $29,220,453     $28,966,476    $29,480,525
                                                                ===========     ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........    $ 3,381,729     $ 3,392,432    $ 3,788,486
                           -- interest-bearing..............     14,060,406      13,385,450     13,474,527
Deposits in foreign offices -- noninterest bearing..........         34,782          34,780         38,521
                          -- interest-bearing...............      1,872,135       2,302,314      2,269,953
                                                                -----------     -----------    -----------
      Total deposits........................................     19,349,052      19,114,976     19,571,487
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,145,401       4,407,585      4,510,087
Commercial paper outstanding................................        227,859         366,614        218,630
Other short-term borrowings.................................        461,230       1,492,614      1,364,475
Senior notes................................................        910,000         389,500        882,000
Acceptances outstanding.....................................         20,306          34,100         31,587
Accrued interest, taxes and other expenses..................        400,057         277,778        205,444
Other liabilities...........................................        576,213          68,102         44,649
Minority interest -- preferred stock of subsidiary..........        250,000         250,000        250,000
Long-term notes -- senior...................................        250,000              --             --
                -- subordinated.............................        423,470         534,899        534,841
                                                                -----------     -----------    -----------
      TOTAL LIABILITIES.....................................     27,013,588      26,936,168     27,613,200
                                                                -----------     -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000         200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000          45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340          53,340         53,340
Surplus.....................................................        766,574         534,660        533,717
Retained earnings...........................................      1,057,125       1,208,124      1,132,225
Accumulated other comprehensive income (loss)...............         84,826         (10,816)       (96,957)
                                                                -----------     -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      2,206,865       2,030,308      1,867,325
                                                                -----------     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $29,220,453     $28,966,476    $29,480,525
                                                                ===========     ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
                                                 Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                                 2001            2000
------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................    $2,030,308      $1,734,000
  Net income................................................       105,530         210,317
  Contributions to capital..................................       231,918          12,292
  Dividends -- Series A preferred stock.....................       (10,875)        (10,875)
  Dividends -- Series B preferred stock.....................        (2,658)         (2,658)
  Dividends -- common stock.................................      (243,000)       (139,469)
  Other comprehensive income................................        95,642          63,718
                                                                ----------      ----------
BALANCE AT SEPTEMBER 30.....................................    $2,206,865      $1,867,325
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
--------------------------------------------------------------------------------

                                                                  Nine Months Ended September 30
                                                                --------------------------------
                       (in thousands)                                   2001                2000
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income..................................................    $    105,530         $   210,317
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         195,339              21,247
  Depreciation and amortization, including intangibles......          59,759              60,429
  Deferred tax expense (benefit)............................          27,062              (5,024)
  Gain on sales of securities...............................         (33,133)             (6,161)
  Gain on sale of corporate trust business..................              --             (50,193)
  Trading account net sales.................................           3,390              23,896
  Net decrease (increase) in interest receivable............          67,027             (20,600)
  Net decrease in interest payable..........................         (14,420)            (15,640)
  Net decrease in loans held for sale.......................         103,052              56,780
  Other, net................................................         (98,729)            (46,535)
                                                                ------------         -----------
    Net cash provided by operating activities...............         414,877             228,516
                                                                ------------         -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................        (116,728)             74,883
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................         256,198             153,197
  Proceeds from sales of securities available-for-sale......       2,046,707             228,620
  Proceeds from maturities of securities
    available-for-sale......................................       8,895,860           5,961,280
  Purchases of securities available-for-sale................     (10,315,439)         (6,868,017)
  Net increase in loans.....................................        (768,264)         (1,622,567)
  Purchases of premises and equipment.......................         (46,117)            (30,693)
  Net increase in bank-owned insurance......................         (34,079)           (121,751)
  Bankmont contribution of First National Bank of Joliet....        (220,249)                 --
  Other, net................................................         373,804            (325,593)
                                                                ------------         -----------
    Net cash provided (used) by investing activities........          71,693          (2,550,641)
                                                                ------------         -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................         234,076           2,191,012
  Net decrease in Federal funds purchased and securities
    sold under agreement to repurchase......................        (262,184)            (70,799)
  Net decrease in commercial paper outstanding..............        (138,755)            (26,420)
  Net (decrease) increase in short-term borrowings..........      (1,031,384)            680,348
  Proceeds from issuance of senior notes....................       2,308,500           2,232,000
  Repayment of senior notes.................................      (1,788,000)         (2,850,000)
  Net cash proceeds from the sale of businesses.............          17,196              88,704
  Proceeds from issuance of long-term notes.................         250,000                  --
  Repayment of long-term notes..............................        (100,000)                 --
  Cash dividends paid on preferred stock....................         (13,533)            (13,533)
  Cash dividends paid on common stock.......................        (243,000)           (137,900)
                                                                ------------         -----------
    Net cash (used) provided by financing activities........        (767,084)          2,093,412
                                                                ------------         -----------
    Net decrease in cash and demand balances due from
     banks..................................................        (280,514)           (228,713)
    Cash and demand balances due from banks at January 1....       1,362,655           1,545,836
                                                                ------------         -----------
    Cash and demand balances due from banks at September
     30.....................................................    $  1,082,141         $ 1,317,123
                                                                ============         ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the Corporation's Form 10-K for the year ended December 31, 2000.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $733.6 million and $897.5 million in 2001 and 2000, respectively. Cash income tax payments over the same periods totaled $89.1 million and $79.4 million, respectively.
--------------------------------------------------------------------------------
4. PENDING
ACCOUNTING
CHANGES In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.
               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. Upon adoption of SFAS No. 142, the Corporation will discontinue the amortization of goodwill with an expected net carrying value of approximately $100 million at the date of adoption and annual amortization of $12 million that resulted from business combinations prior to the adoption of SFAS No. 141.
--------------------------------------------------------------------------------
5. DERIVATIVES
           ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
           All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

           FAIR VALUE HEDGES
           The Corporation uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.
               For fair value hedges, as of September 30, 2001, the Corporation recorded the fair value of derivative instrument liabilities of $10.1 million in other liabilities. Net losses recorded for the quarter-to-date and year-to-date periods ended September 30, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Corporation. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

--------------------------------------------------------------------------------

           CASH FLOW HEDGES
           The Corporation had used a total return swap to reduce the variability associated with the cash flows from an equity security. The total return swap converted the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap were recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security is recorded in other comprehensive income. Prior to September 30, 2001, the Corporation dedesignated the hedge due to the expectation of diminished cash flows from the equity security. The unrealized loss in accumulated other comprehensive income related to the total return swap was not material to the consolidated financial statements of the Corporation. As of September 30, 2001, the swap, designated a nonhedging derivative, was marked to market and the resulting unrealized gain was recorded in noninterest income.

           DEALER AND TRADING ACTIVITIES
           Trading activities include derivative transactions that are entered into for risk management purposes and do not otherwise qualify for hedge accounting.
               Foreign exchange contracts are used to stabilize any currency exchange rate fluctuation for certain senior notes. The derivative instruments, primarily cross currency interest rate swaps, do not qualify for hedge accounting.
               The Corporation has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are accounted for at fair value, but since they are not firm commitments they do not qualify for hedge accounting. The Corporation enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.
               The Corporation utilizes various derivative instruments to meet its customers' financing and risk management needs and produce fee income and trading profits. Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps.
               As of September 30, 2001 the Corporation recorded the fair value of trading derivative instrument assets of $341.7 million in other assets and trading derivative instrument liabilities of $357.2 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.
--------------------------------------------------------------------------------
6. CORPORATE
TRUST SALE In March 2000, the Corporation sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain to the Corporation of $50.2 million in first quarter 2000. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.
--------------------------------------------------------------------------------
7. OTHER On July 1, 2000, Bankmont Financial Corp. ("Bankmont") contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc., to the Corporation. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into the Corporation under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of thirteen community banks located in the Chicago area. This combination was accounted for at historical cost, similar to a pooling-of-interests. All historical information is presented on a combined basis.
--------------------------------------------------------------------------------
8. ACQUISITION
OF FIRST
NATIONAL BANK
OF JOLIET  On July 13, 2001, the Corporation acquired First National Bank of
           Joliet for a purchase price of $220 million. On the date of acquisition, First National Bank of Joliet had total assets amounting to $1.1 billion and $844 million in deposits.

--------------------------------------------------------------------------------

9. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group, and Emfisys and Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury group which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with information technology transaction-processing capabilities, North American cash management solutions and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources, and learning. Corporate Support also reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gain on the sale of the corporate trust business and the results of the corporate trust and the merchant card businesses, prior to their sale in 2000, are also reflected in this segment.
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                          Personal and   Investment                    Emfisys and
                                                            Commercial      Banking   Private Client     Corporate   Consolidated
                 Quarter Ended September 30               Client Group        Group            Group       Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2001
                 (in millions)
                 Net interest income (FTE basis)........    $  113.8      $   67.6       $   18.9       $    3.4       $  203.7
                 Noninterest income.....................        33.0          26.2           33.6           27.3          120.1
                 Provision for loan losses..............        16.1         137.1            0.1             --          153.3
                 Noninterest expense....................        98.9          23.7           40.3           40.5          203.4
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        31.8         (67.0)          12.1           (9.8)         (32.9)
                 Income taxes/FTE.......................        11.9         (26.7)           5.0           (2.9)         (12.7)
                                                            --------      --------       --------       --------       --------
                 Net income (loss)......................    $   19.9      $  (40.3)      $    7.1       $   (6.9)      $  (20.2)
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $ 10,693      $ 13,193       $  1,577       $  3,443       $ 28,906
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  7,277      $  6,767       $  1,426       $    437       $ 15,907
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 11,733      $  3,617       $  1,353       $  2,439       $ 19,142
                                                            ========      ========       ========       ========       ========
                 2000
                 (in millions)
                 Net interest income (FTE basis)........    $   93.4      $   64.5       $   13.7       $    2.6       $  174.2
                 Noninterest income.....................        24.2          17.7           33.2           33.4          108.5
                 Provision for loan losses..............         1.8           5.4             --            0.1            7.3
                 Noninterest expense....................        85.8          27.7           38.2           25.6          177.3
                                                            --------      --------       --------       --------       --------
                 Income before income taxes.............        30.0          49.1            8.7           10.3           98.1
                 Income taxes/FTE.......................        11.9          19.5            3.6             --           35.0
                                                            --------      --------       --------       --------       --------
                 Net income.............................    $   18.1      $   29.6       $    5.1       $   10.3       $   63.1
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $  8,548      $ 15,144       $  1,357       $  3,325       $ 28,374
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  5,815      $  8,238       $  1,239       $     57       $ 15,349
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 10,484      $  4,154       $  1,185       $  2,759       $ 18,582
                                                            ========      ========       ========       ========       ========

--------------------------------------------------------------------------------

                                                          Personal and   Investment                    Emfisys and
                                                            Commercial      Banking   Private Client     Corporate   Consolidated
                 Nine Months Ended September 30           Client Group        Group            Group       Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2001
                 (in millions)
                 Net interest income (FTE basis)........    $  314.0      $  211.0       $   54.2       $    2.6       $  581.8
                 Noninterest income.....................        84.2          77.7          101.7           77.6          341.2
                 Provision for loan losses..............        24.8         170.3            0.2             --          195.3
                 Noninterest expense....................       282.0          75.5          123.0           89.0          569.5
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        91.4          42.9           32.7           (8.8)         158.2
                 Income taxes...........................        35.9          17.0           13.4          (13.6)          52.7
                                                            --------      --------       --------       --------       --------
                 Net income.............................    $   55.5      $   25.9       $   19.3       $    4.8       $  105.5
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $  9,776      $ 13,872       $  1,581       $  3,357       $ 28,586
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  6,710      $  7,319       $  1,418       $    241       $ 15,688
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 11,145      $  3,873       $  1,273       $  2,462       $ 18,753
                                                            ========      ========       ========       ========       ========
                 2000
                 (in millions)
                 Net interest income (FTE basis)........    $  274.9      $  192.2       $   42.1       $   11.5       $  520.7
                 Noninterest income.....................        68.3          50.2          100.0          155.2(1)       373.7
                 Provision for loan losses..............         6.0          15.0            0.2             --           21.2
                 Noninterest expense....................       255.7          78.1          113.7           95.6          543.1
                                                            --------      --------       --------       --------       --------
                 Income before income taxes.............        81.5         149.3           28.2           71.1          330.1
                 Income taxes...........................        32.9          59.4           11.9           15.6          119.8
                                                            --------      --------       --------       --------       --------
                 Net income.............................    $   48.6      $   89.9       $   16.3       $   55.5       $  210.3
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $  8,353      $ 14,862       $  1,314       $  3,431       $ 27,960
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  5,631      $  8,095       $  1,195       $    119       $ 15,040
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 10,271      $  4,043       $  1,194       $  2,803       $ 18,311
                                                            ========      ========       ========       ========       ========

           (1) Includes gain on sale of the corporate trust business of $50.2 million.

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 2001
COMPARED WITH
THIRD QUARTER 2000
--------------------------------------------------------------------------------

SUMMARY The Corporation had a third quarter 2001 net loss of $20.2 million. The sale of the corporate trust business and the merchant card business, both in 2000, and a third quarter 2001 special provision for loan losses of $125 million affected comparative results. Excluding the impact of both of these divestitures and the special provision, earnings rose 1 percent.
               Management's assessment of the adequacy of the allowance for possible loan losses was based on a comprehensive review of the Corporation's loan portfolio that considered several quantitative and qualitative factors. This intense review, prompted by the rapidly changing environment, weakening economic conditions and management's expectation that economic recovery would be delayed from the end of 2001 until mid-2002 resulted in recognition of a special $125 million provision for loan losses.
               Third quarter net interest income on a fully taxable equivalent basis was $203.7 million, up $29.6 million or 17 percent from $174.2 million in 2000's third quarter. Average earning assets rose 2 percent to $25.73 billion from $25.28 billion in 2000, primarily attributable to an increase of $559 million in average loans. Net interest margin increased to 3.15 percent from 2.74 percent in the same quarter last year.
               The third quarter provision for loan losses of $153.3 million, including the $125 million special provision, was up from $7.3 million in the third quarter a year ago, while net charge-offs during the current quarter were $30.4 million compared to $3.3 million in the prior year's quarter. Most of this increase resulted from higher commercial loan write-offs.
               Noninterest income increased $11.6 million or 11 percent to $120.1 million for third quarter 2001 from the same quarter last year. Last year's third quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue increased 17 percent. Net gains from investment securities sales increased $7.3 million, while bond trading profits increased $1.7 million.
               Third quarter 2001 noninterest expenses of $203.4 million increased $26.1 million or 15 percent from third quarter last year. Last year's quarter did not include results for First National Bank of Joliet. Excluding post-acquisition operating expenses for Joliet and expenses associated with businesses sold in 2000, noninterest expenses increased 13 percent, reflecting expansion initiatives in our corporate and investment banking, private client and retail banking businesses.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the third quarter of 2001 was $19.9 million, up $1.8 million from the third quarter of 2000. Current quarter earnings were impacted by a special provision for loan losses of $10.0 million pre-tax. Total revenue was $146.8 million, an increase of $29.2 million from $117.6 from the year-ago quarter. The increase was primarily due to volume growth in consumer, mortgage and small business lending along with the acquisition of First National Bank of Joliet. Noninterest expense increased $13.1 million or 15 percent to $98.9 million in the current quarter from $85.8 million in third quarter 2000. The increase was primarily due to the cost of business expansion initiatives and the acquisition of First National Bank of Joliet. Income taxes remained essentially unchanged.

           INVESTMENT BANKING GROUP
           Investment Banking Group had a net loss for the third quarter 2001 of $40.3 million, down from the net income of $29.6 million a year ago. Current quarter earnings were impacted by a special provision for loan losses of $115.0 million pre-tax. Total revenue of $93.8 million increased by $11.6 million or 14 percent from the third quarter of 2000, primarily reflecting additional net interest income. The higher net interest income resulted from the decrease in market interest rates since the third quarter of 2000 which has lowered the funding cost of the segment's earning assets. Revenue growth was offset by an increase in the loan loss provision of $131.7 million from the year-ago quarter associated with the impact of a slowing economy primarily on the Bank's corporate loan portfolio. Noninterest expense decreased $4.0 million to $23.7 million in the current quarter. Income taxes decreased by $46.2 million during the current quarter, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $7.1 million in third quarter 2001, reflecting an increase of $2.0 million or 39 percent from $5.1 million in the year-ago quarter. Total revenue of $52.5 million increased by $5.6 million or 12 percent from $46.9 million in 2000. Revenue growth was primarily due to an increase in loan volume of $188 million and increased investment management revenues. Noninterest expense increased $2.1 million or 6 percent to $40.3 million in the current quarter, primarily due to the cost of expansion strategies and initiatives. Income taxes increased by $1.4 million during the quarter, reflecting higher pretax income.

           EMFISYS AND CORPORATE SUPPORT
           Emfisys and Corporate Support has a net loss for the third quarter 2001 of $6.9 million, a decrease from the net income of $10.3 a year ago. Net income decreased $13.4 million excluding the operating income from the corporate trust and merchant card businesses, each sold in 2000. Total revenue of $30.7 million decreased by $5.3 million or 15 percent from $36.0 million in third quarter 2000. Excluding the operating revenue from the corporate trust and merchant card businesses, total revenue increased $4.5 million or 16 percent. Noninterest expense increased $14.9 million or 58 percent to $40.5 million in the current quarter. Excluding the operating expenses of the corporate trust and merchant card businesses, noninterest expense increased $18.4 million primarily due to timing of expenses associated with business initiatives. Income taxes decreased $2.9 million in current year, reflecting lower pretax income and a lower marginal rate on segment income.

--------------------------------------------------------------------------------

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                       Quarter Ended September 30                  Nine Months Ended September 30
                                                 --------------------------------------    --------------------------------------
    Daily Average Balances (in millions)               2001                        2000                 2001                 2000
        Average Rates Earned and Paid            -----------------    -----------------    -----------------    -----------------
      (fully taxable equivalent basis)           Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........    $   193     3.15%    $   164     4.91%    $   182     2.22%    $   217     2.77%
  Federal funds sold and securities purchased
    under agreement to resell................        517     3.24         220     6.91         362     4.16         245     6.51
                                                 -------              -------              -------              -------
      Total money market assets..............        710     3.22         384     6.06         544     3.51         462     4.75
Trading account assets.......................         72     6.47          57     7.46          65     6.65          57     7.51
Securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency...........      8,241     5.42       8,737     6.52       8,366     5.93       8,557     6.40
  State and municipal........................        543     6.77         523     7.04         504     6.88         520     7.03
  Other......................................        227     6.03         229     6.49         227     6.45         219     6.74
                                                 -------              -------              -------              -------
      Total securities available-for-sale....      9,011     5.52       9,489     6.55       9,097     5.99       9,296     6.45
Loans, net of unearned income................     15,907     6.82      15,349     8.58      15,688     7.48      15,040     8.29
Loans held for sale..........................         32                                        50
                                                 -------              -------              -------              -------
      TOTAL INTEREST-EARNING ASSETS..........     25,732     6.26      25,279     7.78      25,444     6.84      24,855     7.54
                                                 -------              -------              -------              -------
Cash and demand balances due from banks......      1,023                1,270                1,053                1,325
Other assets.................................      2,151                1,825                2,089                1,780
                                                 -------              -------              -------              -------
      Total assets...........................    $28,906              $28,374              $28,586              $27,960
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...................................    $ 5,821     2.48     $ 4,916     4.00     $ 5,580     2.96     $ 4,843     3.81
Savings deposits and certificates............      6,114     4.31       5,630     5.19       5,880     4.79       5,494     4.90
Other time deposits..........................      1,537     3.81       1,903     6.67       1,533     4.75       1,807     6.34
Foreign office time deposits.................      1,899     3.68       2,288     6.61       2,145     4.70       2,224     6.28
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING DEPOSITS........     15,371     3.49      14,737     5.20      15,138     4.10      14,368     4.93
Short-term borrowings........................      6,212     3.48       6,921     6.48       6,480     4.26       6,829     6.09
Minority interest-- preferred stock of
  subsidiary.................................        250     7.33         250     7.38         250     7.40         250     7.38
Long-term notes..............................        607     4.74         517     7.42         556     5.95         489     7.30
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING LIABILITIES.....     22,440     3.56      22,425     5.68      22,424     4.30      21,936     5.37
Noninterest-bearing deposits.................      3,771                3,844                3,615                3,943
Other liabilities............................        495                  303                  454                  319
Stockholder's equity.........................      2,200                1,802                2,093                1,762
                                                 -------              -------              -------              -------
      Total liabilities and stockholder's
        equity...............................    $28,906              $28,374              $28,586              $27,960
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...................                3.15%                2.74%                3.06%                2.80%
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

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                              Quarter Ended             Nine Months Ended
                                                                               September 30                  September 30
                                                                       --------------------      ------------------------
                 (in thousands)                                            2001        2000            2001          2000
                 --------------------------------------------------------------------------------------------------------
                 Interest income...................................    $396,533    $482,992      $1,274,992    $1,370,631
                 Fully taxable equivalent adjustment...............       8,532      10,867          28,049        31,936
                                                                       --------    --------      ----------    ----------
                 Interest income (fully taxable equivalent
                   basis)..........................................     405,065     493,859       1,303,041     1,402,567
                 Interest expense..................................     201,357     319,708         721,287       881,827
                                                                       --------    --------      ----------    ----------
                   Net interest income (fully taxable equivalent
                     basis)........................................    $203,708    $174,151      $  581,754    $  520,740
                                                                       ========    ========      ==========    ==========
                 Increase (decrease) due to change in:
                   Volume..........................................    $  3,136    $ 18,274      $   12,372    $   54,075
                   Rate............................................      26,421     (10,826)         48,642       (18,899)
                                                                       --------    --------      ----------    ----------
                       Total increase in net interest income.......    $ 29,557    $  7,448      $   61,014    $   35,176
                                                                       ========    ========      ==========    ==========

               Third quarter net interest income on an FTE basis was $203.7 million, up 17 percent from $174.2 million in third quarter 2000. Average earning assets increased 2 percent to $25.73 billion from $25.28 billion in 2000, attributable to an increase of $559 million in average loans. Consumer, mortgage and small business loans grew by 24%, while corporate loans declined. Average securities decreased by $477 million or 5%, primarily reflecting decreased holdings of U.S. treasury and agency securities. Average money market assets rose $326 million to $710 million.
               Funding for this asset growth came primarily from money market accounts and savings deposits and certificates, which increased by an average of $756 million and $484 million, respectively, offset by declines in foreign time deposits, other time deposits, and short-term borrowings.
               Net interest margin, the other principal determinant of net interest income, rose from 2.74 percent in the year-ago quarter to
           3.15 percent in the current quarter, primarily reflecting the impact of the declining interest rate environment during 2001, higher relative levels of core deposit funding and a somewhat richer mix of earning assets.

--------------------------------------------------------------------------------
AVERAGE EARNING
ASSETS -- NET
INTEREST MARGIN

                                                                                Quarter Ended September 30
                                                              --------------------------------------------
                 Daily Average Balances (in millions)                        2001                     2000
                 Average Rates Earned and Paid                -------------------      -------------------
                 (fully taxable equivalent basis)             Balances      Rates      Balances      Rates
                 -----------------------------------------------------------------------------------------
                 Interest-earning assets....................  $25,732        6.26%     $25,279        7.78%
                                                              =======                  =======
                 Interest-bearing liabilities...............  $22,440        3.56      $22,425        5.68
                 Noninterest-bearing sources of funds.......    3,292                    2,854
                                                              -------                  -------
                       Total supporting liabilities.........  $25,732        3.11      $25,279        5.04
                                                              =======                  =======
                 Net interest margin (related to average
                   interest-earning assets).................                 3.15%                    2.74%
                                                                         ========                 ========

                                                                            Nine Months Ended September 30
                                                              --------------------------------------------
                 Daily Average Balances (in millions)                        2001                     2000
                 Average Rates Earned and Paid                -------------------      -------------------
                 (fully taxable equivalent basis)             Balances      Rates      Balances      Rates
                 -------------------------------------------  --------------------------------------------
                 Interest-earning assets....................  $25,444        6.84%     $24,855        7.54%
                                                              =======                  =======
                 Interest-bearing liabilities...............  $22,424        4.30      $21,936        5.37
                 Noninterest-bearing sources of funds.......    3,020                    2,919
                                                              -------                  -------
                       Total supporting liabilities.........  $25,444        3.78      $24,855        4.74
                                                              =======                  =======
                 Net interest margin (related to average
                   interest-earning assets).................                 3.06%                    2.80%
                                                                         ========                 ========

--------------------------------------------------------------------------------

NONINTEREST
INCOME                                                            Quarter         Increase           Nine Months         Increase
                                                       Ended September 30       (Decrease)    Ended September 30       (Decrease)
                                                      -------------------   --------------   -------------------   --------------
                  (in thousands)                          2001       2000    Amount      %       2001       2000     Amount     %
                  ---------------------------------------------------------------------------------------------------------------
                  Trust and investment management
                    fees............................  $ 29,482   $ 29,850   $  (368)    (1)  $ 89,842   $ 98,809   $ (8,967)   (9)
                  Money market and bond trading.....     4,226      2,518     1,708     68     14,108      5,734      8,374   100+
                  Foreign exchange..................     1,885      1,900       (15)    (1)     5,280      5,800       (520)   (9)
                  Merchant and charge card fees.....        29      6,252    (6,223)  (100)       124     18,407    (18,283)  (99)
                  Service fees and charges..........    32,767     30,173     2,594      9     89,541     90,172       (631)   (1)
                  Securities gains..................    10,409      3,129     7,280    100+    33,133      6,161     26,972   100+
                  Gain on sale of corporate trust
                    business........................        --         --        --     --         --     50,193    (50,193)  100+
                  Bank-owned insurance
                    investments.....................    11,859     11,262       597      5     35,183     33,273      1,910     6
                  Foreign fees......................     5,253      4,035     1,218     30     15,706     16,561       (855)   (5)
                  Other.............................    24,237     19,401     4,836     25     58,257     48,580      9,677    20
                                                      --------   --------   -------          --------   --------   --------
                  Total noninterest income..........  $120,147   $108,520   $11,627     11   $341,174   $373,690   $(32,516)   (9)
                                                      ========   ========   =======   ====   ========   ========   ========   ===

           Noninterest income for the third quarter of 2001 was $120.1 million, an increase of $11.6 million or 11 percent from the third quarter of 2000. Last year's third quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue increased 17%. Net gains from sales of investment securities increased $7.3 million, while bond trading profits increased $1.7 million.

--------------------------------------------------------------------------------

NONINTEREST
EXPENSES AND                                                      Quarter          Increase           Nine Months         Increase
                                                       Ended September 30        (Decrease)    Ended September 30       (Decrease)
                                                      -------------------   ---------------   -------------------   --------------
INCOME TAXES      (in thousands)                        2001         2000     Amount      %       2001       2000     Amount     %
                  ----------------------------------------------------------------------------------------------------------------
                  Salaries and other compensation...  $ 98,945   $ 88,675   $ 10,270     12   $279,701   $268,917   $ 10,784     4
                  Pension, profit sharing and other
                    employee benefits...............    17,103     13,649      3,454     25     52,007     50,175      1,832     4
                  Net occupancy.....................    13,683     13,455        228      2     40,444     41,752     (1,308)   (3)
                  Equipment.........................    14,330     13,636        694      5     42,404     42,016        388     1
                  Marketing.........................    10,879      9,316      1,563     17     27,988     22,573      5,415    24
                  Communication and delivery........     5,737      5,807        (70)    (1)    16,536     17,182       (646)   (4)
                  Expert services...................     8,332      5,094      3,238     64     20,105     16,268      3,837    24
                  Contract programming..............     7,748      4,387      3,361     77     19,822     12,374      7,448    60
                  Other.............................    19,331     17,019      2,312     14     50,307     52,746     (2,439)   (5)
                                                      --------   --------   --------          --------   --------   --------
                                                       196,088    171,038     25,050     15    549,314    524,003     25,311     5
                  Amortization of goodwill and other
                    valuation intangibles...........     7,321      6,288      1,033     16     20,217     19,105      1,112     6
                                                      --------   --------   --------          --------   --------   --------
                  Total noninterest expenses........  $203,409   $177,326   $ 26,083     15   $569,531   $543,108   $ 26,423     5
                                                      ========   ========   ========          ========   ========   ========
                  Provision (benefit) for income
                    taxes...........................  $(21,144)  $ 24,063   $(45,207)  (188)  $ 24,479   $ 87,822   $(63,343)  (72)
                                                      ========   ========   ========   ====   ========   ========   ========   ===

           Third quarter 2001 noninterest expenses totaled $203.4 million, an increase of $26.1 million or 15 percent from the third quarter of 2000. Last year's quarter did not include results for First National Bank of Joliet. Excluding post-acquisition operating expenses for Joliet and expenses associated with businesses sold in 2000, noninterest expenses increased 13%, reflecting expansion initiatives in our corporate and investment banking, private client and retail banking businesses. Income tax expense declined by $45.2 million in the current quarter reflecting lower pretax income.

--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at September 30, 2001 was $2.21 billion, compared with $2.03 billion and $1.87 billion at December 31, 2000 and September 30, 2000, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale and cash flow hedges, total equity increased $157.8 million from September 30, 2000. In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet. First National Bancorp, Inc. was merged with and into Bankmont followed by a capital contribution of First National Bank of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. During the preceding twelve months, the Corporation declared common and preferred dividends of $257.1 million and $18.0 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basel Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.79 percent and
           11.81 percent, respectively, at September 30, 2001. HTSB's Tier 1 and total risk-based capital ratios were 9.25 percent and 11.72 percent, respectively, at September 30, 2001.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.01 percent and 7.78 percent, respectively, for the third quarter of 2001.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at September 30, 2001, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 2001, the Corporation's intangible assets totaled $364 million, including approximately $348 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 6.96 percent and 7.68 percent, respectively, for the third quarter of 2001.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                               September 30    December 31     September
                 (in thousands)                                                    2001               2000       2000
                 --------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $29,220,453     $28,966,476    $29,480,525
                                                                               ===========     ===========    ===========
                 Average assets (quarter)..................................    $28,906,084     $28,946,538    $28,374,427
                                                                               ===========     ===========    ===========
                 Risk-based on-balance sheet assets........................    $18,362,108     $17,782,000    $18,508,572
                                                                               ===========     ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,745,608     $ 4,928,876    $ 4,997,609
                                                                               ===========     ===========    ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................    $22,732,144     $22,487,192    $23,286,515
                                                                               ===========     ===========    ===========
                 Tier 1 capital............................................    $ 1,997,258     $ 2,056,341    $ 1,983,521
                                                                               ===========     ===========    ===========
                 Supplementary capital.....................................    $   687,768     $   595,417    $   595,513
                                                                               ===========     ===========    ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................    $ 2,684,227     $ 2,651,036    $ 2,578,321
                                                                               ===========     ===========    ===========
                 Tier 1 leverage ratio.....................................           7.01%           7.15%          7.01%
                 Risk-based capital ratios
                   Tier 1..................................................           8.79%           9.14%          8.52%
                   Total...................................................          11.81%          11.79%         11.07%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                     September 30     June 30   September 30
                 (in thousands)                                              2001        2001           2000
                 -------------------------------------------------------------------------------------------
                 Nonaccrual loans................................      $202,908      $145,331     $ 92,330
                 Restructured loans..............................         2,361         2,370        2,961
                                                                       --------      --------     --------
                       Total nonperforming loans.................       205,269       147,701       95,291
                 Other assets received in satisfaction of debt...         2,304         2,238        1,055
                                                                       --------      --------     --------
                       Total nonperforming assets................      $207,573      $149,939     $ 96,346
                                                                       ========      ========     ========
                 Nonperforming loans to total loans (end of
                   period).......................................          1.26%          .95%         .60%
                 Nonperforming assets to total loans (end of
                   period).......................................          1.28%          .97%         .60%
                                                                       ========      ========     ========
                 90-day past due loans still accruing interest...      $ 22,547      $ 24,280     $ 34,436
                                                                       ========      ========     ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at September 30, 2001 totaled $208 million, or 1.28 percent of total loans, up from $150 million or 0.97 percent of total loans at June 30, 2001 and from $96 million or 0.60 percent of total loans a year ago. This increase in nonperforming assets from September 30, 2000 is comprised primarily of 15 loans in the shared national credit portfolio ranging in size of $7 million to $20 million, in 14 different industry sectors.
               Interest shortfall for the quarter ended September 30, 2001 was $4.8 million compared to $1.8 million one year earlier.

--------------------------------------------------------------------------------

               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed-upon contractual terms.

                                                                       Impaired Loans          Impaired Loans
                                                                   For Which There Is      For Which There Is             Total
                                 (in thousands)                     Related Allowance    No Related Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 September 30, 2001
                 Balance.......................................          $159,573                $45,696            $205,269
                 Related allowance.............................           58,839                      --             58,839
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $100,734                $45,696            $146,430
                                                                         =======                 =======            =======
                 December 31, 2000
                 Balance.......................................          $78,758                 $25,107            $103,865
                 Related allowance.............................           36,098                      --             36,098
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $42,660                 $25,107            $67,767
                                                                         =======                 =======            =======
                 September 30, 2000
                 Balance.......................................          $47,433                 $47,858            $95,291
                 Related allowance.............................           27,774                      --             27,774
                                                                         -------                 -------            -------
                 Balance, net of allowance.....................          $19,659                 $47,858            $67,517
                                                                         =======                 =======            =======

                                                                                    Quarter Ended          Nine Months Ended
                                                                                     September 30               September 30
                                                                            ---------------------      ---------------------
                   (in thousands)                                               2001         2000          2001         2000
                   ---------------------------------------------------------------------------------------------------------
                   Average impaired loans...............................    $128,364      $61,674      $147,024      $49,802
                                                                            ========      =======      ========      =======
                   Total interest income on impaired loans on a cash
                   basis................................................    $    240      $   528      $  1,250      $   864
                                                                            ========      =======      ========      =======

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE                                                                         Quarter Ended       Nine Months Ended
                                                                                      September 30            September 30
                                                                              --------------------    --------------------
LOAN LOSSES        (in thousands)                                                 2001        2000        2001        2000
                   -------------------------------------------------------------------------------------------------------
                   Balance, beginning of period...........................    $166,827    $166,506    $170,417    $162,134
                                                                              --------    --------    --------    --------
                   Charge-offs............................................     (32,665)     (5,425)    (80,892)    (18,394)
                   Recoveries.............................................       2,261       2,127       4,855       5,526
                                                                              --------    --------    --------    --------
                   Net charge-offs........................................     (30,404)     (3,298)    (76,037)    (12,868)
                   Provision charged to operations........................     153,296       7,305     195,339      21,247
                   Allowance related to acquired loans....................       6,274          --       6,274          --
                                                                              --------    --------    --------    --------
                   Balance at September 30................................    $295,993    $170,513    $295,993    $170,513
                                                                              ========    ========    ========    ========
                   Net charge-offs as a percentage of provision charged to
                   operations.............................................          20%         45%         39%         61%
                   Allowance for possible loan losses to nonperforming
                   loans (period-end).....................................         144%        179%
                   Allowance for possible loan losses to nonperforming
                   assets (period-end)....................................         143%        177%
                   Allowance for possible loan losses to total loans
                   outstanding (period-end)...............................        1.82%       1.07%

           Including the $125 million special provision, the Corporation's total provision for loan losses for the current quarter was $153.3 million up from $7.3 million in last year's third quarter. Management's assessment of the adequacy of the allowance for possible loan losses was based on a comprehensive review of the Corporation's loan portfolio that considered several quantitative and qualitative factors. This intense review, prompted by the rapidly changing environment, weakening economic conditions and management's expectation that economic recovery would be delayed from the end of 2001 until mid-2002 resulted in recognition of a special $125 million provision for loan losses. Net charge-offs increased from $3.3 million to $30.4 million for the current quarter, bringing net charge-offs on a year-to-date basis to $76.0 million compared to $12.9 million in 2000 for the same nine-month period. The increase in the 2001 third quarter net charge-offs primarily reflects an increase in commercial loan write-offs. For the third quarter of 2001, net charge-offs related to commercial loans were $28.6 million compared to $2.5 million for the third quarter of 2000.
               At September 30, 2001, the allowance for possible loan losses was $296 million, equal to 1.82 percent of total loans outstanding compared to 1.07 percent from the end of third quarter 2000. The allowance as a percentage of nonperforming assets decreased from 177 percent at September 30, 2000 to 143 percent at September 30, 2001. The increase in nonperforming assets from September 30, 2000 is comprised primarily of 15 loans in the shared national credit portfolio ranging in size from $7 million to $20 million, in 14 different industry sectors.
               Changes in national and local economic business conditions and developments, including the condition of various market segments, have been considered by management when assessing the adequacy of the allowance for possible loan losses at September 30, 2001. Several of the factors considered resulting in the special loan loss provision referred to above are as follows:
               It is widely believed that the September 11 attacks will lead the United States' economy into a recession, given the magnitude of the devastation, declining confidence, uncertain equity values, rising layoffs, and overall business disruptions. With unemployment expected to rise to 5.9% in early 2002 by some estimations, consumer confidence is similarly expected to decline.
               Despite a weaker stock market and economic slowdown that contributed to job cuts prior to the September 11 terrorist attacks, consumers had continued to spend, thereby allowing the country to avert a

--------------------------------------------------------------------------------

           recession. Spending was spurred, in large part, by cash-out home refinancings and federal government tax rebates, even as business conditions weakened.
               Industry-wide, consumer credit quality has deteriorated slightly during 2001. The conditions flowing from the September 11 attack have led to even more uncertainty regarding future performance of this market segment.
               The U.S. economy stalled during the 2nd quarter of 2001, as growth in the real Gross Domestic Product rose by a minimal 0.3%. Further, the current outlook expects that the GDP likely contracted during the third quarter as indicated by declines in capital expenditures and a large drop in non-farm payrolls in September of 199,000. The non-farm payroll decline reflected broad-based weakness within both goods producing and service producing sectors of the economy.
               Since the beginning of 2001 through September 30, the Federal Reserve Bank has lowered the Fed Funds rate a total of 350 basis points (to 3.00%) after raising the rate 175 basis points from the middle of 1999. Further reductions are expected prior to year end as a result of the current uncertainty surrounding the economy.

--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 37 percent of the Corporation's total assets and amounted to $10.71 billion at September 30, 2001. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 8, 2000. At that time, the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2001. There were no borrowings under either credit facility in year-to-date 2001 or 2000.
               The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits increased from $14.39 billion or 56 percent of total non-equity funding at September 30, 2000 to $15.71 billion or 62 percent of total non-equity funding at September 30, 2001. Money market accounts experienced the largest growth, up $656 million or 14 percent over September 30, 2000 levels. Savings certificates and noninterest-bearing time deposits increased by $260 million or 7 percent and by $4 million or 17 percent over third quarter 2000 levels, respectively. Passbook and savings accounts and interest checking deposits totaling $2.01 billion and $505 million increased $225 million or 13 percent and $148 million or 41 percent, respectively, over the third quarter of 2000. Domestic and foreign demand deposits increased by $23 million or 1 percent to $3.84 billion. The average volume of wholesale deposits and short-term borrowings decreased from $11.11 billion or 44 percent of total non-equity funding at September 30, 2000 to $9.65 billion or 38 percent of total non-equity funding at September 30, 2001. Total deposits averaged $19.14 billion in the third quarter of 2001, an increase of $560 million compared to the same quarter last year.
               Average money market assets in the third quarter of 2001 increased $326 million or 85 percent from the same quarter last year. These assets represented 3 percent of average earning assets in 2001. Average money market liabilities decreased 11 percent to $5.26 billion this quarter from $5.93 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from 14 days to 15 years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 2001, $953 million of senior notes were outstanding compared to $995 million at September 30, 2000.
               The Corporation's fixed rate 9 3/8% subordinated notes of $100 million, which matured June 1, 2001, were refunded for liquidity purposes with a senior note payable to Bankmont Financial Corp. The debt matures May 31, 2004 with interest payable semi-annually at a rate of LIBOR plus 3/8ths and has a non-penalty pre-payment option.

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

--------------------------------------------------------------------------------
HARRIS BANKCORP, INC. AND SUBSIDIARIES
NINE MONTHS ENDED
SEPTEMBER 30, 2001
COMPARED WITH 2000
--------------------------------------------------------------------------------

           The Corporation's earnings for the nine months ended September 30, 2001 were $105.5 million. This represented a decrease of $75.1 million or 42 percent compared to a year ago, excluding the $29.7 million after-tax gain on the sale of the corporate trust business in the first quarter 2000. Year-to-year comparative results were also affected by the sale of the merchant card business sold in December 2000 and a special loan loss provision of $125 million in third quarter 2001. Excluding the impact of both of these divestitures and the special provision, earnings grew 7 percent for the first nine months of 2001.
               Cash ROE was 8.87 percent. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity, the gain on sale of the corporate trust business and the special loan loss provision, cash ROE declined 82 basis points from last year. Cash ROA was 0.49 percent compared to 0.93 percent a year ago, excluding the corporate trust gain.
               Net interest income on a fully taxable equivalent basis was $581.8 million in the current period, an increase of $61.0 million or 12 percent from the 2000 year-to-date period. Average earning assets rose to $25.44 billion from $24.86 billion a year ago attributable to an increase of 4 percent or $648 million in average loans. Consumer, mortgage and small business credits contributed to the loan growth. Net interest margin increased from 2.80 percent in the nine months ended September 30, 2001 to 3.06 percent currently.
               The year-to-date 2001 provision for loan losses of $195.3 million was up $174.1 million from $21.2 million a year ago. Net charge-offs were $76.0 million, an increase of $63.2 million from last year, primarily reflecting an increase in commercial loan write-offs.
               Noninterest income of $341.2 million decreased $32.5 million or 9 percent from the same period last year. Excluding the $50.2 million gain on the sale of the corporate trust business, noninterest revenue increased 6 percent. Last year's results also included operating revenue for both the corporate trust business and the merchant card business. Excluding both the first quarter 2000 gain on sale and the operating revenue from these businesses, noninterest revenue increased 14 percent. Most of this increase resulted from additional net gains from securities sales of $27.0 million and higher bond trading profits of $8.4 million.

--------------------------------------------------------------------------------

               Noninterest expenses of $569.5 million increased $26.4 million or 5 percent from a year ago. Noninterest expenses rose 8 percent from last year, excluding the operating expenses of the corporate trust and merchant card businesses which were sold in 2000 and the current year's operating expenses of First National Bank of Joliet acquired in third quarter 2001. Income tax expense decreased by $42.9 million, reflecting lower pretax income, excluding the $50.2 million gain on the sale of the corporate trust business.

--------------------------------------------------------------------------------
OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the nine month period of 2001 was $55.5 million, up $6.9 million from the year-ago period. Current year earnings were impacted by a special provision for loan losses of $10.0 million pre-tax. Total revenue was $398.2 million, an increase of $55.0 million or 16 percent from $343.2 million in 2000. The increase in revenue was primarily due to improved interest margins and loan volume growth in community banking, higher deposit levels and the acquisition of First National Bank of Joliet. Noninterest expense of $282.0 million increased $26.3 million from 2000, as a result of higher personnel expenses, business related initiatives and the acquisition of First National Bank of Joliet. Income taxes increased by $3.0 million in the current year, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $25.9 million in 2001, a decrease of $64.0 million from $89.9 million a year ago. Current year earnings were impacted by a special provision for loan losses of $115.0 million pre-tax. Total revenue of $288.7 million increased by $46.3 million or 19 percent from 2000. Noninterest income increased $27.5 million or 55 percent, primarily the result of larger net gains from securities sales and an increase in bond trading profits. The growth in total revenue was offset by an increase in loan loss provision of $155.3 million. Noninterest expense decreased $2.6 million to $75.5 million in the current year. Income taxes decreased by $42.4 million during the year, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $19.3 million in 2001, an increase of $3.0 million or 18 percent from $16.3 million a year ago. Total revenue of $155.9 million increased by $13.8 million or 10 percent from $142.1 million in 2000. Revenue growth was primarily due to a $223 million increase in loan volume. Noninterest expense increased $9.3 million or 8 percent to $123.0 million in the current year, primarily due to the cost of expansion strategies and initiatives. Income taxes increased by $1.5 million during the year, reflecting higher pretax income.

           EMFISYS AND CORPORATE SUPPORT
           Net income for Emfisys and Corporate Support was $4.8 million in 2001 compared to $55.5 million in 2000. Excluding the operating income from the corporate trust and merchant card businesses and the $29.7 million after-tax gain on the sale of the corporate trust business in first quarter 2000, net income was $8.1 million, a decrease of $13.5 million from a year ago. Total revenue was $80.2 million, a decrease of $86.5 million from 2000. Excluding the $50.2 million gain on sale of the corporate trust business and the operating revenue from both the corporate trust and merchant card businesses, total revenue decreased $1.8 million or 2 percent. Noninterest expense decreased $6.6 million to $89.0 million in the current year. Excluding the operating expenses of the corporate trust and merchant card businesses, noninterest expense increased $15.7 million or 24 percent primarily due to costs of expenses associated with business initiatives. Income taxes decreased $4.0 million in the current year, reflecting lower pretax income.

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

HARRIS BANK JOLIET N.A.
Joliet, Illinois

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