Form 10-K405
period 2001-12-31
HARRIS BANKCORP INC
filed 2002-03-21
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      2001
                                   FORM 10-K
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 0-18179

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

                      Documents incorporated by reference:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                             PAGE
                                                                             ----
                                     PART I
Item 1        Business....................................................     2
Item 2        Properties..................................................     6
Item 3        Legal Proceedings...........................................     6
Item 4        Submission of Matters to a Vote of Security Holders
              (during the fourth quarter of 2001).........................     6

                                     PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     6
Item 6        Selected Financial Data.....................................     8
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    10
Item 7A       Quantitative and Qualitative Disclosures About Market
              Risk........................................................    10
Item 8        Financial Statements and Supplementary Data:
              Quarterly Financial Data....................................    50
              Consolidated Statements of Income...........................    51
              Consolidated Statements of Comprehensive Income.............    52
              Consolidated Statements of Condition........................    53
              Statements of Changes in Stockholder's Equity...............    54
              Consolidated Statements of Cash Flows.......................    55
              Notes to the Financial Statements...........................    56
              Joint Independent Auditors..................................    95
              Independent Auditors' Report................................    95
Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    96

                                    PART III
Item 10       Directors and Executive Officers of the Registrant..........    96
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................    97

                                     PART IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................    97
Signatures................................................................    98

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

     Bankcorp provides banking, trust and other financial services domestically and internationally through 28 bank and 10 active nonbank subsidiaries and an Edge Act subsidiary. The bank subsidiaries include Harris Trust and Savings Bank; Harris Bank Barrington, N.A.; Harris Bank Frankfort; Harris Bank Glencoe-Northbrook, N.A.; Harris Bank Hinsdale, N.A.; Harris Bank Joliet, N.A.; Harris Bank Libertyville; Harris Bank Naperville; Harris Bank Roselle; Harris Bank Argo; Harris Bank Wilmette, N.A.; Harris Bank Winnetka, N.A.; Harris Bank St. Charles; Harris Bank Batavia, N.A.; Harris Bank Palatine, N.A.; Harris Bank Oakbrook Terrace; Harris Bank Arlington Meadows; Harris Bank Bartlett; Harris Bank Hoffman-Schaumburg; Harris Bank Aurora, N.A.; Harris Bank Woodstock; Suburban Bank of Barrington; Harris Bank Elk Grove, N.A.; Harris Bank Marengo; Harris Bank Cary-Grove; Harris Bank Westchester; Harris Bank Huntley; and Harris Trust Bank of Arizona. In addition, Harris Bankcorp and its parent Bankmont together own HarrisTrust/Bank of Montreal, a full service bank located in West Palm Beach, Florida. Nonbank subsidiaries consist of trust companies and other specialized financial services companies, including Harris Investment Management, Inc., a registered investment adviser, and Harris Preferred Capital Corporation ("HPCC"), a real estate investment trust ("REIT"). For further information on publicly traded preferred stock issued by HPCC, see Item
5 -- Market for Registrant's Common Equity and Related Stockholder Matters section on page 6. Throughout this Form 10-K ("Report"), the term "Corporation" refers to Harris Bankcorp, Inc. and subsidiaries.

     Bankcorp's lead bank subsidiary is Harris Trust and Savings Bank ("HTSB"), an Illinois state-chartered bank with its principal office, 52 domestic branch offices and 101 automated teller machines ("ATMs") located in the Chicago area. Additionally, HTSB has offices in Atlanta, Detroit, Los Angeles and San Francisco; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York.

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

     In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet ("Joliet"). First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. On the date of acquisition, Joliet had total assets amounting to $1.1 billion, $860 million in total deposits and $1.0 billion in total liabilities. The purchase price was $220 million.

     HTSB's overseas activities are conducted through its foreign branch and HBIC. Services include various types of loans and deposits, letters of credit, personal trust services, export and import financing and foreign exchange products. See the International Banking section on page 47.

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

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group, and Emfisys and Corporate Support. Personal and Commercial Client Group comprises both community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury group which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with transaction-processing capabilities, North American cash management solutions and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources, and learning. Corporate Support also reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gains on the sales of the corporate trust and merchant card businesses and the results of the corporate trust and the merchant card businesses, prior to their sale in 2000, are also reflected in this segment. For further information on operating results by segment, see the Operating Segment Review section on page 13.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "will," "estimate," "expect," "future," "intend," "plan," "project," "target" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.

HARRIS BANKCORP GROWTH STRATEGY

     The Corporation is the centerpiece of Bank of Montreal's U.S. growth strategy. This strategy has three components as the Corporation expands in concentric circles from its Chicago base. The first goal is to make the Corporation the dominant full-service bank in Chicagoland. A second goal is to leverage the Harris franchise to become the premier mid-market corporate/investment bank centered in the U.S. Midwest and build on BMO Nesbitt Burns' North American strengths in high-growth sectors such as energy, media and telecommunications. By combining the long-standing strengths and expertise of Harris private banking and BMO Nesbitt Burns full-service brokerage, the third broad goal is to expand the private client franchise in the sunbelt and other fast-growing affluent urban centers across the United States.

     The Corporation's 2002 objectives incorporate the first goal through a plan to sustain strong retail and small business lending growth, targeting to increase loans outstanding by more than $1 billion per year for the next several years and continue to assess strategic merger and acquisition opportunities. These objectives will be pursued by the community banking group reflected in the Personal and Commercial Client Group.

     Building on the successful integration of the mid-market corporate and investment banking units in 2001, which are part of the Investment Banking Group operating segment, 2002 objectives include the acceleration of the development of top-tier, multi-product, lead client relationships with continued double-digit growth in investment banking revenues. The integration of the mid-market corporate and investment banking units allows the Corporation to offer corporate and institutional customers complete financial services, including raising capital, lending, mergers and acquisitions, financial advisory, investment, operating and wealth management services. The recognized Harris brand and reputation as a trusted advisor will assist as the Group continues to focus on building new client relationships while deepening relationships with existing clients.

     The Private Client Group operating segment objectives call for a continuation of the expansion of the wealth management business through both acquisition and organic growth by leveraging the Corporation's long-standing reputation in major markets while expanding into selective new markets across the country. The focus remains on growing the advisory salesforce to better serve clients' evolving needs. The Group is working to establish a national platform to accelerate the expansion of its wealth management franchise and increase the U.S. client base. In the fourth quarter, the first integrated Private Client Group office began to provide customers one-stop access to all the Group's products and services, with a second integrated office planned for the first quarter of 2002.

     Since 1994, Bankcorp has turned in consistent growth in earnings and profitability. 2001 net income has more than doubled to $251.8 million excluding the special provision for loan losses and special charge for the impairment in the value of certain equity investments. Excluding the aforementioned special charges, the Corporation's compound annual growth rate from 1994 to 2001 was 13%. Since 1994, in Chicagoland, Bankcorp has substantially built a retail bank, tripling its customer base from 300,000 to more than 1,000,000; increased market penetration from 1 household in 14 in 1994 to 1 household in 5 today; and tripled distribution from 40 to 147 branches, including state-of-the-art "multi-channel" delivery, call center, internet, and data mining capability. Retail deposit share has more than tripled during the period and Bankcorp is now the number two home equity lender based upon loan originations.

     Bankcorp has carved out a unique "locally rooted/centrally leveraged" market position by keeping local bank charters; stripping out and centralizing overhead and operations and creating a network of local marketing, sales and service units. At the same time Bankcorp is achieving a reduction in branch headcount, with levels of customer satisfaction which surveys show to be above Bankcorp's large bank competitors. Bankcorp has set a goal to become the dominant full-service bank in Chicagoland, through building small business, private, commercial and corporate mid-market segments across Chicagoland, on top of a retail distribution system already in place. Specifically, Bankcorp has imported BMO's capability and business model in retail/small business lending to grow our retail lending and small business loans by $1 billion per year; and leveraging our strong multi-channel distribution and customer base.

     While Bankcorp has an internal growth strategy for various U.S. lines of business, it will continue to assess selective merger, acquisition and joint venture opportunities either directly or indirectly in conjunction with Bankmont, to strategically enhance organic growth. 2001 included the acquisition by Bankmont of First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet ("Joliet"). First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of Joliet stock to the Corporation. This added approximately $565 million in loans and $860 million in deposits. The acquisition of CSFBdirect Inc., closed in February 2002 as a subsidiary of Bankmont, is another significant step forward in selective expansion in the U.S. CSFBdirect Inc. provides a significant national franchise to the Corporation's integrated U.S. wealth management business and is aligned with its strategy. Bankcorp will continue to grow and expand in Chicagoland, the Midwest and beyond. The combined target for the Corporation remains sustained double-digit growth in earnings, with cash ROE targeted to reach the 20% level by 2003.

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

REGULATION AND SUPERVISION

     Bankcorp is a legal entity, separate and distinct from its subsidiaries. There are various legal limitations on the ability of its banking subsidiaries to finance or otherwise supply funds to Bankcorp or various of its other affiliates. Notes 15 and 16 to the Financial Statements on pages 86 through 88 of this Report provide details with respect to regulatory capital and dividend restrictions.

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

EMPLOYEES

     The Corporation and HTSB had full-time equivalent employees of 6,015 and 4,339, respectively, at December 31, 2001.

ITEM 2 -- PROPERTIES

     The Corporation's headquarters and HTSB's main banking premises are located at 111 West Monroe Street, Chicago, Illinois. This bank and office building complex is comprised of three connected buildings containing a total of approximately 1,590,000 gross square feet. Approximately 52 percent of the rentable space is committed to use by HTSB. Virtually all of the remaining space in the entire building complex has been rented to tenants, including BMO. A subsidiary of HTSB holds title to this property, which is used by all of the Corporation's segments.

     On December 17, 2001 HTSB sold to a third party its fifteen-story operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet The lease ends on December 31, 2011. HTSB has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building will be occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain of $17 million as of December 31, 2001.

     In addition, HTSB owns or leases premises at other locations to conduct branch banking activities which are part of the Chicagoland Banking group.

     Certain banking subsidiaries, other than HTSB, individually own premises used to conduct banking business. Nonbank subsidiaries, certain branches and divisions of HTSB and certain other subsidiaries conduct activities from leased premises.

ITEM 3 -- LEGAL PROCEEDINGS

     For information on the Corporation's legal proceedings, see Note 17 to Financial Statements on page 88 of this Report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholder during the fourth quarter of 2001.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankmont presently owns all 6,667,490 shares of the voting stock of Bankcorp, which are not listed or traded on any securities exchange. In 2001, Bankcorp declared and paid to Bankmont approximately $264 million in cash dividends on common stock and $18 million in cash dividends on preferred stock. In 2000, Bankcorp declared and paid to Bankmont approximately $152 million in cash dividends on common stock and $18 million in cash dividends on preferred stock. There was also a noncash distribution of $2 million to Bankmont in 2000. In 1999, Bankcorp declared and paid to Bankmont approximately $74 million in cash dividends on common stock and $18 million in cash dividends on preferred stock. At December 31, 2001, 2000 and 1999, the Corporation's equity capital included $245 million of preferred stock, respectively.

     In 1998, HPCC issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including HTSB becoming less than "adequately capitalized," HTSB being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued HTSB preferred share. HPCC paid $18 million of dividends on preferred stock in both 2000 and 1999.

ITEM 6 -- SELECTED FINANCIAL DATA
                     HARRIS BANKCORP, INC. AND SUBSIDIARIES
                 COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------------------------------------
                                                             2001           2000           1999           1998           1997
                                                             ----           ----           ----           ----           ----
                                                                          (FULLY TAXABLE EQUIVALENT (FTE) BASIS)
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA, RATIOS AND NUMBER OF EMPLOYEES)
INTEREST INCOME
Loans, including fees.................................    $1,123,202     $1,275,391     $1,029,314     $1,007,719     $1,027,951
Money market assets:
 Deposits at banks....................................         3,553          5,589          1,486         10,833         31,466
 Federal funds sold and securities purchased under
   agreement to resell................................        13,150         16,817         12,403         12,298         16,022
Trading account.......................................         4,782          4,600          5,609          4,965          4,638
Securities available-for-sale.........................       518,122        608,080        508,344        433,316        358,138
                                                          ----------     ----------     ----------     ----------     ----------
       Total interest income..........................     1,662,809      1,910,477      1,557,156      1,469,131      1,438,215
                                                          ----------     ----------     ----------     ----------     ----------
INTEREST EXPENSE
Domestic deposits.....................................       482,252        584,836        481,436        516,174        443,880
Foreign deposits......................................        84,758        146,907         79,420         66,555         96,832
Short-term borrowings.................................       218,085        371,831        217,642        178,490        159,087
Senior notes..........................................        33,997         52,309         69,027         47,690         39,883
Minority interest -- dividends on preferred stock of
 subsidiary...........................................        18,438         18,437         18,437         16,389             --
Long-term notes.......................................        31,906         37,058         32,486         30,748         27,798
                                                          ----------     ----------     ----------     ----------     ----------
       Total interest expense.........................       869,436      1,211,378        898,448        856,046        767,480
                                                          ----------     ----------     ----------     ----------     ----------
Net Interest Income...................................       793,373        699,099        658,708        613,085        670,735
Provision for loan losses.............................       220,135         34,052         27,880         30,818         59,527
                                                          ----------     ----------     ----------     ----------     ----------
Net Interest Income after Provision for Loan Losses...       573,238        665,047        630,828        582,267        611,208
                                                          ----------     ----------     ----------     ----------     ----------
NONINTEREST INCOME
Trust and investment management fees..................       118,982        128,579        156,577        144,334        134,198
Money market and bond trading.........................        16,818          8,974          8,893         10,512          7,269
Foreign exchange......................................         8,833          7,225          8,314          6,772          5,364
Merchant and charge card fees.........................           151         21,199         30,440         27,040         50,390
Service fees and charges..............................       123,654        117,196        124,706        117,696        105,107
Securities gains......................................        43,057         15,015         14,553         27,150         13,585
Gain on sale of credit card portfolio.................            --             --             --         12,000             --
Gain on sale of corporate trust business..............            --         46,993             --             --             --
Gain on sale of merchant card business................            --         60,162             --             --             --
Bank-owned insurance..................................        47,226         45,076         41,414         32,339         12,917
Other.................................................        92,993         85,955         94,767         89,196         63,541
                                                          ----------     ----------     ----------     ----------     ----------
       Total noninterest income.......................       451,714        536,374        479,664        467,039        392,371
                                                          ----------     ----------     ----------     ----------     ----------
NONINTEREST EXPENSES
Employment............................................       442,426        418,262        443,727        409,604        394,527
Net occupancy.........................................        51,350         55,616         52,617         55,292         60,458
Equipment.............................................        59,364         56,153         63,695         54,883         50,329
Marketing.............................................        38,326         31,697         31,395         26,763         26,740
Other.................................................       155,776        136,346        152,921        159,907        150,161
                                                          ----------     ----------     ----------     ----------     ----------
                                                             747,242        698,074        744,355        706,449        682,215
Goodwill and other valuation intangibles..............        28,295         25,409         25,828         24,917         28,659
                                                          ----------     ----------     ----------     ----------     ----------
       Total noninterest expenses.....................       775,537        723,483        770,183        731,366        710,874
                                                          ----------     ----------     ----------     ----------     ----------
FTE pretax income.....................................       249,415        477,938        340,309        317,940        292,705
Applicable income taxes...............................        47,434        130,171         74,932         79,586         80,418
FTE adjustment........................................        36,009         42,940         38,833         35,674         31,733
                                                          ----------     ----------     ----------     ----------     ----------
       Net Income.....................................       165,972        304,827        226,544        202,680        180,554
Dividends on preferred stock..........................        18,044         18,044         18,044         18,044         18,044
                                                          ----------     ----------     ----------     ----------     ----------
Net income applicable to common stock.................    $  147,928     $  286,783     $  208,500     $  184,636     $  162,510
                                                          ==========     ==========     ==========     ==========     ==========
PER COMMON SHARE STATISTICS
Net income applicable to common stock.................    $    22.19     $    43.01     $    31.27     $    27.69     $    24.38
Common stock dividends................................         39.60          22.80          11.13          28.27           7.84
Average common shares outstanding (in thousands)......         6,667          6,667          6,667          6,667          6,667
PROFITABILITY RATIOS
Net income:
 % Average total assets...............................          0.58           1.08           0.88           0.87           0.85
 % Average common stockholder's equity................          7.88          18.50          13.85          12.19          11.31
 % Average total assets (cash basis*).................          0.65           1.15           0.95           0.95           0.96
 % Average common stockholder's equity (cash
   basis*)............................................         10.46          23.09          18.14          16.30          16.10
Net income excluding non-recurring items:
 % Average total assets...............................          0.90(1)        0.84(2)        0.88           0.87           0.85
 % Average common stockholder's equity................         12.71(1)       14.11(2)       13.85          12.19          11.31
 % Average total assets (cash basis*).................          0.97(1)        0.91(2)        0.95           0.95           0.96
 % Average common stockholder's equity (cash
   basis*)............................................         16.17(1)       17.91(2)       18.14          16.30          16.10
NUMBER OF EMPLOYEES AT YEAR-END (full-time equivalent
 basis)...............................................         6,015          5,565          6,543          6,672          7,000

-------------------------
(1) Excludes for 2001 $125 million pretax third quarter special provision for loan losses, $9 million pretax impairment in the value of certain equity securities and contribution of businesses sold in 2000 and related tax effects.

(2) Excludes for 2000 $60.2 million pretax gain on sale of merchant card and contribution, and $47 million pretax gain on sale of corporate trust business and contribution and related tax effects.

 * See the Return on Assets and Common Stockholder's Equity section of this Report on page 24 for further information.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                COMPARATIVE CONSOLIDATED STATEMENTS OF CONDITION

                                                                        YEARS ENDED DECEMBER 31
                                                -----------------------------------------------------------------------
                                                   2001           2000           1999           1998           1997
                                                   ----           ----           ----           ----           ----
                                                    (DAILY AVERAGES, IN THOUSANDS EXCEPT RATIOS AND PER SHARE DATA)

ASSETS

Cash and demand balances due from banks.......  $ 1,066,414    $ 1,295,123    $ 1,382,951    $ 1,333,883    $ 1,290,231
Money market assets:
  Interest-bearing deposits at banks..........      197,773        205,120        167,211        297,709        601,705
  Federal funds sold and securities purchased
    under agreement to resell.................      362,066        257,297        240,997        224,643        291,964
Securities available-for-sale.................    9,039,156      9,129,803      8,252,218      6,852,886      5,463,296
Trading account assets........................       71,476         60,377         82,691         78,805         68,336
Domestic loans, net of unearned income........   15,608,611     15,069,847     13,707,631     12,840,181     12,089,835
Foreign office loans, net of unearned
  income......................................      178,193        155,645        139,798        123,705         90,584
                                                -----------    -----------    -----------    -----------    -----------
        Total loans...........................   15,786,804     15,225,492     13,847,429     12,963,886     12,180,419
Allowance for possible loan losses............     (202,122)      (167,041)      (158,830)      (147,182)      (149,602)
                                                -----------    -----------    -----------    -----------    -----------
    Net loans.................................   15,584,682     15,058,451     13,688,599     12,816,704     12,030,817
Premises and equipment........................      405,019        393,980        416,447        362,635        322,364
Customers' liability on acceptances...........       27,528         38,240         41,893         42,864         62,547
Bank-owned insurance..........................      928,682        862,231        744,573        592,460        236,704
Goodwill and other valuation intangibles......      288,565        237,438        263,273        281,894        304,409
Other assets..................................      654,948        670,175        576,310        544,139        504,420
                                                -----------    -----------    -----------    -----------    -----------
        Total assets..........................  $28,626,309    $28,208,235    $25,857,163    $23,428,622    $21,176,793
                                                ===========    ===========    ===========    ===========    ===========

LIABILITIES

Demand deposits...............................  $ 2,866,518    $ 3,146,273    $ 3,183,193    $ 3,602,985    $ 3,314,442
Interest checking deposits....................      427,527        348,608        301,408        488,439      1,034,069
Money market accounts.........................    5,897,170      5,260,012      4,997,657      3,574,106      2,501,080
Savings deposits and certificates.............    6,036,077      5,549,719      5,419,662      5,657,129      5,458,826
Other time deposits...........................    1,559,212      1,833,713      1,700,593      1,733,510        914,836
Deposits in foreign offices...................    2,071,563      2,340,022      1,627,569      1,279,126      1,795,952
                                                -----------    -----------    -----------    -----------    -----------
        Total deposits........................   18,858,067     18,478,347     17,230,082     16,335,295     15,019,205
Short-term borrowings.........................    5,532,651      6,036,980      4,494,119      3,474,556      3,056,380
Short-term notes -- senior....................      808,014        822,283      1,322,518        855,366        695,329
Acceptances outstanding.......................       27,535         38,216         41,906         42,866         62,561
Other liabilities.............................      442,359        286,471        293,734        304,904        262,144
Minority interest -- preferred stock of
  subsidiary..................................      250,000        250,000        250,000        221,918             --
Long-term notes...............................      585,380        500,523        474,512        433,869        399,192
                                                -----------    -----------    -----------    -----------    -----------
        Total liabilities.....................   26,504,006     26,412,820     24,106,871     21,668,774     19,494,811
Preferred stock...............................      245,000        245,000        245,000        245,000        245,000
Common stockholder's equity...................    1,877,303      1,550,415      1,505,292      1,514,848      1,436,982
                                                -----------    -----------    -----------    -----------    -----------
        Total liabilities and stockholder's
          equity..............................  $28,626,309    $28,208,235    $25,857,163    $23,428,622    $21,176,793
                                                ===========    ===========    ===========    ===========    ===========
RATIOS (PERCENTAGE OF TOTAL AVERAGE ASSETS)
Money market assets...........................         1.96%          1.64%          1.58%          2.23%          4.22%
Securities available-for-sale and trading
  account assets..............................        31.83          32.58          32.23          29.59          26.12
Loans, net of unearned income.................        55.15          53.98          53.55          54.81          57.52
Deposits......................................        65.88          65.51          66.64          69.72          70.92
Short-term borrowings (including senior
  notes)......................................        22.15          24.32          22.50          18.48          17.72
Common stockholder's equity...................         6.56           5.50           5.82           6.47           6.79

SELECTED YEAR-END DATA
Loans, net of unearned income.................  $15,953,439    $15,549,468    $14,447,674    $13,511,091    $12,192,237
Allowance for possible loan losses............      292,278        170,417        162,134        153,484        143,586
        Total assets..........................   29,046,107     28,966,476     27,180,496     25,111,805     22,223,637
Deposits......................................   19,226,349     19,114,976     17,380,475     17,389,073     16,298,498
Long-term notes...............................      671,972        534,899        474,673        474,387        399,278
Preferred stock -- Series A...................      200,000        200,000        200,000        200,000        200,000
Preferred stock -- Series B...................       45,000         45,000         45,000         45,000         45,000
Common stockholder's equity...................    1,952,114      1,785,308      1,489,000      1,554,999      1,524,975
YEAR-END COMMON STOCKHOLDER'S EQUITY PER
  COMMON SHARE................................  $    292.78    $    267.76    $    223.34    $    233.24    $    228.73

ITEM 7  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant management judgement include the provision and allowance for possible loan losses, income tax valuation allowances, the valuation of intangible assets, and temporary vs. other than temporary impairment in investment securities. Management has established guidelines and policies for these areas which are summarized below.

     The provision for loan losses is based upon management's estimate of potential loan losses and its evaluation of the adequacy of the allowance for possible loan losses. Factors which influence management's judgement in estimating loan losses and the adequacy of the allowance include the impact of anticipated general economic conditions, the nature and volume of the current loan portfolio, historical loss experience, and the balance of the allowance in relation to total loans outstanding and the evaluation of risks associated with nonperforming loans. A critical component of establishing and maintaining adequate reserve protection is the Corporation's capability to recognize and report changes in its risk profile (specifically, identifying potential problem loan situations) in an accurate and timely manner. For further information on the provision, see the discussion of the Provision and Allowance for Possible Loan Losses section on page 43.

     Income tax valuation allowances are recorded against deferred tax assets when management believes that it is more likely than not that the deferred tax asset will not be realized. In determining the realizability of deferred tax assets and whether a valuation allowance is needed, management assesses existing carryback ability, expectations as to future taxable income, and the timing for reversal of deferred tax liabilities.

     In valuing intangible assets and goodwill, management follows a process to allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at acquisition date. Among sources of relevant information, independent appraisals and valuations, present value calculations and current replacement costs are used in determining estimated fair values. Assets acquired and liabilities assumed are analyzed by major categories. The excess of the cost over the net of the amounts assigned to the assets acquired and liabilities assumed is recognized as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired entity. For example, the depositor relationship associated with deposit liabilities is considered separable because it can be sold or exchanged in combination with the related deposit liabilities in an observable transaction. Therefore, the depositor relationship is considered an intangible asset (i.e. deposit premium) and is recognized apart from goodwill. Management utilizes the previously mentioned methods to value the deposit premium.

     In making a determination of temporary vs. other than temporary impairment of an investment, a major consideration of management is whether the Corporation will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest or principal payments have not been made and finally, whether the financial condition of the issuer has deteriorated.

SUMMARY

2001 COMPARED TO 2000

     The Corporation had 2001 earnings of $166.0 million, a 46 percent decrease from $304.8 million in 2000. Earnings comparability for 2001 and 2000 was affected by the sale of the Corporation's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $47.0 million pretax gain on sale of the corporate trust business and related operating results, and the $60.2 million pretax gain from the sale of the merchant card business and related operating results, year 2000 earnings were $236.8 million. In addition, the Corporation announced two special charges for the current year, a third quarter special provision for loan losses of $125 million and a special pretax charge of $9.0 million in the fourth quarter relating to impairments in the value of certain equity investments. Excluding the effect of these special charges and the impact of divested businesses, earnings were $256.6 million, representing an increase of 8 percent over last year. This increase was attributable to continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a more favorable interest rate environment that contributed to greater earnings from treasury and trading activities. These were largely offset by an increased loan loss provision associated with the impact of a weakened economy primarily on the Bank's corporate loan portfolio, and by expenses related to business growth and expansion.

     Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. Excluding the special charges described above and gains and related operating results from businesses sold in 2000, cash ROE was 16.17 percent for 2001 compared to cash ROE of 17.91 percent for 2000. Cash return on average assets ("cash ROA") represents net income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets. Excluding the special charges described above and gains and related operating results of businesses sold in 2000, cash ROA was 0.97 percent in 2001 compared to 0.91 percent in the prior year.

     Net interest income on a fully taxable equivalent basis was $793.4 million, up $94.3 million or 13 percent from $699.1 million in 2000, primarily resulting from an increase in net interest margin to 3.12 percent from 2.78 percent in 2000. This increase reflects the impact of a declining interest rate environment during the past year and a higher mix of retail funding. Average earning assets rose from $25.11 billion to $25.44 billion in the current year, primarily attributable to an increase of 4 percent or $561 million in average loans, partially offset by a decrease of $379 million in the investment securities portfolio. Consumer, mortgage and small business loans grew by $1.35 billion or 21 percent, of which 4 percent was attributable to Joliet.

     Noninterest income was $451.7 million. Excluding the special $9.0 million writedown of equity securities in 2001 and the effect of gains and operating revenue from the businesses sold in 2000, noninterest income increased 15 percent from 2000. Net gains from portfolio securities increased $28.0 million, bond trading profits increased $7.8 million and service fees and charges increased $6.5 million. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, increased $9.2 million from 2000. Trust and investment management fees decreased $9.6 million and merchant and charge card fees declined $21.0 million, both declines resulting from the divestiture of businesses in the prior year.

     Year 2001 noninterest expenses of $775.5 million increased $52.1 million or 7 percent from last year. Excluding post-acquisition operating expenses for Joliet and expenses associated with businesses sold in 2000, noninterest expenses increased 8 percent, reflecting expansion initiatives in our retail, private client and corporate and investment banking businesses. Income taxes declined by $82.7 million during the current year, reflecting lower pretax income in 2001.

     The provision for loan losses was $220.1 million in 2001, including the $125 million special provision for loan losses in the third quarter 2001, compared to $34.1 million in 2000. Net loan charge-offs during the current year were $104.5 million compared to $26.3 million in the same period last year, reflecting higher write-offs primarily in the corporate loan portfolio.

     Nonperforming assets at December 31, 2001 totaled $216 million or 1.35 percent of total loans, compared to $107 million or 0.69 percent a year earlier. Most of the increase from December 31, 2000 is comprised of loans to corporate borrowers in different industry sectors experiencing the effects of a weakened economy. At December 31, 2001, the allowance for possible loan losses was $292 million, equal to 1.83 percent of loans outstanding compared to $170 million at the end of 2000, equal to 1.10 percent of loans outstanding. The ratio of the allowance for possible loan losses to nonperforming assets was 135 percent at December 31, 2001 compared to 159 percent at December 31, 2000.

     At December 31, 2001, consolidated equity capital of the Corporation amounted to $2.20 billion, up from $2.03 billion at December 31, 2000. Bankcorp paid $264 million in dividends on common stock and $18 million of preferred dividends in 2001. Unrealized securities gains, net of tax, were $37 million at December 31, 2001 compared to unrealized securities losses, net of tax, of $11 million at December 31, 2000. At December 31, 2001 and 2000, the Corporation's equity capital included $245 million of preferred stock.

     The Corporation's regulatory capital leverage ratio was 7.32 percent in 2001 compared to 7.15 percent in 2000. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2001, the Corporation's Tier 1 and total risk-based capital ratios were 9.30 percent and 12.31 percent, respectively, compared to respective ratios of 9.14 percent and 11.79 percent at December 31, 2000. The 2001 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

2000 COMPARED TO 1999

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

     The Corporation had 2000 earnings of $304.8 million, a 35 percent increase from $226.5 million in 1999. Earnings comparability for 2000 was affected by both the sale of the Corporation's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $47.0 million pretax gain on sale of the corporate trust business and related charges, and the $60.2 million pretax gain from the sale of the merchant card business and related operating results, year 2000 earnings were $236.8 million, representing an increase of 5 percent over 1999. The merchant card business was sold to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada, and the resulting gain was eliminated in the consolidation of the Corporation's results with Bank of Montreal. 2000 earnings reflected strong earnings growth in the Corporation's core businesses, partially offset by the impact of higher interest rates during the year on securities portfolio earnings and the increased provision for loan losses associated with a slowing economy.

     For 2000, cash ROE, excluding gains and operating results from the sale of the corporate trust business and the merchant card business sold in 2000, was
17.91 percent compared to cash ROE of 18.14 percent for 1999. Cash ROA, excluding gains and related results of businesses sold in 2000, was 0.91 percent in 2000 compared to 0.95 percent in 1999.

     Net interest income on a fully taxable equivalent basis was $699.1 million, up $40.4 million or 6 percent from $658.7 million in 1999, resulting from 11 percent growth in earning assets, partially offset by a reduction in net interest margin. Net interest margin declined from 2.90 percent to 2.78 percent currently, reflecting the impact of a rising rate environment during 2000. Average earning assets rose from $22.69 billion to $25.11 billion in 2000, attributable to an increase of 10 percent or $1.38 billion in commercial and consumer loans and residential mortgages, and an increase of $1.01 billion in the investment securities portfolio.

     Noninterest income of $536.4 million was up $56.7 million or 12 percent year-to-year. Excluding the effect of gains from the corporate trust and merchant card businesses sold in 2000, noninterest income decreased 11 percent from 1999. The decline was primarily caused by year-to-year reductions in operating revenues from the corporate trust business sold in first quarter 2000. Trust and investment management fees declined $28.0 million or 18 percent from the prior year while service fees and charges declined $7.5 million or 6 percent. Merchant and charge card fees declined $9.2 million. Income from bank-owned insurance investments increased $3.7 million or 9 percent from 1999 due to increased investment balances. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, decreased $8.8 million from 1999. Gains from sales of securities were slightly higher compared to 1999, $15.0 million compared to $14.6 million in 1999. Trading profits remained relatively flat compared to 1999.

     Year 2000 noninterest expenses of $723.5 million decreased $46.7 million or 6 percent from 1999, primarily reflecting a decline from 1999 operating expense for the corporate trust business sold in first quarter 2000, and one-time systems expenditures related to Y2K made in 1999. Income taxes rose by $55.2 million during 2000, reflecting substantially higher pretax income.

     The 2000 provision for loan losses of $34.1 million was up $6.2 million or 22 percent from 1999. Net loan charge-offs during the current year were $26.3 million compared to $19.2 million in the same period of 1999, reflecting higher write-offs in the commercial loan portfolio.

     Nonperforming assets at December 31, 2000 totaled $107 million, or 0.69 percent of total loans, compared to $30 million or 0.21 percent a year earlier. Most of the increase from December 31, 1999 was comprised of five loans in the shared national credit portfolio ranging in size from $8 million to $17 million, to borrowers in five different industry sectors. At December 31, 2000, the allowance for possible loan losses was $170 million, equal to 1.10 percent of loans outstanding compared to $162 million at the end of 1999, equal to 1.12 percent of loans outstanding. The ratio of the allowance for possible loan losses to nonperforming assets was 159 percent at December 31, 2000 compared to 546 percent at December 31, 1999.

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

     The Corporation's regulatory capital leverage ratio was 7.15 percent in 2000 compared to 7.03 percent in 1999. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2000, the Corporation's Tier 1 and total risk-based capital ratios were 9.14 percent and 11.79 percent, respectively, compared to respective ratios of 9.03 percent and 11.68 percent at December 31, 1999. The 2000 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

OPERATING SEGMENT REVIEW

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group, and Emfisys and Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network, and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury group which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with transaction-processing capabilities, North American cash management solutions and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources, and learning. Corporate Support also reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gains on the sales of the corporate trust business and merchant card businesses and the results of the corporate trust and the merchant card businesses, prior to their sale in 2000, are also reflected in this segment.

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

     Selected segment information is included in the following table:

                                     PERSONAL AND
                                      COMMERCIAL     INVESTMENT       PRIVATE         EMFISYS AND      CONSOLIDATED
                                     CLIENT GROUP   BANKING GROUP   CLIENT GROUP   CORPORATE SUPPORT      TOTAL
                                     ------------   -------------   ------------   -----------------   ------------
                                                                     (IN MILLIONS)
2001
Net interest income (FTE basis)....    $ 433.8         $ 285.6         $ 73.0           $  1.0           $ 793.4
Noninterest income.................      117.1           101.6          135.1             97.9             451.7
Provision for loan losses..........       30.0           189.8            0.3             (0.0)            220.1
Noninterest expense................      391.0            99.2          161.8            123.5             775.5
                                       -------         -------         ------           ------           -------
Income before income taxes.........      129.9            98.2           46.0            (24.6)            249.5
Income taxes.......................       50.7            39.0           18.9            (25.1)             83.5
                                       -------         -------         ------           ------           -------
Net income.........................    $  79.2         $  59.2         $ 27.1           $  0.5           $ 166.0
                                       =======         =======         ======           ======           =======
Average Assets.....................    $10,122         $13,546         $1,575           $3,383           $28,626
                                       =======         =======         ======           ======           =======
Average Loans......................    $ 6,924         $ 7,183         $1,414           $  266           $15,787
                                       =======         =======         ======           ======           =======
Average Deposits...................    $11,399         $ 3,775         $1,272           $2,412           $18,858
                                       =======         =======         ======           ======           =======
2000
Net interest income (FTE basis)....    $ 368.4         $ 257.6         $ 57.7           $ 15.4           $ 699.1
Noninterest income.................       91.4            74.1          132.7            238.2(1)          536.4
Provision for loan losses..........        9.4            23.6            0.2              0.9              34.1
Noninterest expense................      342.9           105.9          152.7            122.0             723.5
                                       -------         -------         ------           ------           -------
Income before income taxes.........      107.5           202.2           37.5            130.7             477.9
Income taxes.......................       43.4            80.4           15.5             33.8             173.1
                                       -------         -------         ------           ------           -------
Net income.........................    $  64.1         $ 121.8         $ 22.0           $ 96.9           $ 304.8
                                       =======         =======         ======           ======           =======
Average Assets.....................    $ 8,502         $14,958         $1,351           $3,397           $28,208
                                       =======         =======         ======           ======           =======
Average Loans......................    $ 5,748         $ 8,136         $1,228           $  113           $15,225
                                       =======         =======         ======           ======           =======
Average Deposits...................    $10,353         $ 4,115         $1,195           $2,815           $18,478
                                       =======         =======         ======           ======           =======
1999
Net interest income (FTE basis)....    $ 366.1         $ 247.6         $ 55.3           $(10.3)          $ 658.7
Noninterest income.................       88.0            75.0          132.0            184.7             479.7
Provision for loan losses..........        9.4            18.2            0.2              0.1              27.9
Noninterest expense................      343.4           104.9          149.4            172.5             770.2
                                       -------         -------         ------           ------           -------
Income before income taxes.........      101.3           199.5           37.7              1.8             340.3
Income taxes.......................       41.5            79.3           16.1            (23.1)            113.8
                                       -------         -------         ------           ------           -------
Net income.........................    $  59.8         $ 120.2         $ 21.6           $ 24.9           $ 226.5
                                       =======         =======         ======           ======           =======
Average Assets.....................    $ 7,981         $13,087         $1,194           $3,595           $25,857
                                       =======         =======         ======           ======           =======
Average Loans......................    $ 5,237         $ 7,325         $1,055           $  230           $13,847
                                       =======         =======         ======           ======           =======
Average Deposits...................    $10,049         $ 3,496         $1,219           $2,466           $17,230
                                       =======         =======         ======           ======           =======

------------------------
(1) Includes pretax gains on sale of the corporate trust and merchant card businesses of $47.0 million and $60.2 million, respectively.

PERSONAL AND COMMERCIAL CLIENT GROUP

     Net income for Personal and Commercial Client Group for 2001 was $79.2 million, up $15.1 million from the year-ago period. Current year earnings were impacted by a special provision for loan losses of $10.0 million pre-tax in third quarter 2001. Total revenue was $550.9 million, an increase of $91.1 million or 20 percent from $459.8 million in 2000. The increase in revenue was primarily due to improved interest margins and loan volume growth in community banking, higher deposit levels and the acquisition of First National Bank of Joliet. Noninterest expense of $391.0 million increased $48.1 million from 2000, as a result of higher personnel expenses, business related initiatives and the acquisition of First National Bank of Joliet. Income taxes increased by $7.3 million in the current year, reflecting higher pretax income.

     Net income for Personal and Commercial Client Group for 2000 was $64.1 million, up $4.3 million from 1999. Total revenue was $459.8 million, an increase of $5.7 million from $454.1 million in 1999. The increase in total revenue was primarily due to business volume growth in Chicagoland Banking. Noninterest expenses were comparable to 1999. Income taxes increased $1.9 million in 2000 primarily due to higher pretax income.

INVESTMENT BANKING GROUP

     Net income for Investment Banking Group was $59.2 million in 2001, reflecting a decrease of $62.6 million or 51 percent from $121.8 million a year ago. Current year earnings were impacted by a special provision for loan losses of $115.0 million in third quarter 2001, part of a $166.2 million total increase from 2000. Total revenue of $387.2 million increased by $55.5 million or 17 percent from 2000, primarily the result of larger net gains from securities sales and an increase in bond trading profits. Noninterest expenses decreased $6.7 million from 2000. Income taxes decreased by $41.4 million during the year, reflecting lower pretax income.

     Net income for Investment Banking Group was $121.8 million in 2000, reflecting an increase of $1.6 million from $120.2 million in 1999. Total revenue of $331.7 million increased by $9.1 million or 3 percent from 1999, primarily as a result of increased loan volume and better spreads, offset by increased funding costs on the investment portfolio due to increasing interest rates in 2000. Noninterest expenses were comparable to 1999. Income taxes increased by $1.1 million during the year, reflecting higher pretax income.

PRIVATE CLIENT GROUP

     Net income for Private Client Group was $27.1 million in 2001, reflecting an increase of $5.1 million or 23 percent from $22.0 million a year ago. Total revenue of $208.1 million increased by $17.7 million or 9 percent from $190.4 million in 2000. Revenue growth was primarily due to $187 million growth in loan volume, increased margins and slightly higher trust and investment management revenues. Noninterest expense increased $9.1 million or 6 percent to $161.8 million in the current year, primarily due to costs of expansion strategies and initiatives. Income taxes increased by $3.4 million during the year, reflecting higher pretax income.

     Net income for Private Client Group was $22.0 million in 2000, reflecting an increase of $0.4 million or 2 percent from $21.6 million in 1999. Total revenue of $190.4 million increased by $3.1 million or 2 percent from $187.3 million in 1999. Revenue growth was primarily attributable to a $172 million increase in loan volume and higher trust and investment management revenues. Noninterest expense increased $3.3 million or 2 percent to $152.7 million in 2000.

EMFISYS AND CORPORATE SUPPORT

     Net income for Emfisys and Corporate Support was $0.5 million in 2001 compared to $96.9 million in 2000. Excluding the operating results and the $47.0 million pretax gain on the sale of the corporate trust business in first quarter 2000, and the operating results and the $60.2 million pretax gain on the sale of the merchant card business in fourth quarter 2000, net income was $5.4 million, a decrease of $23.4 million from a year ago. Total revenue was $98.9 million, a decrease of $154.7 million from 2000. Excluding the operating revenues and prior year gains on sale of divested businesses, total revenue decreased $8.2 million. Noninterest expenses increased $1.5 million to $123.5 million in 2001. Excluding the operating expenses of divested businesses, noninterest expense increased $26.4 million or 30 percent primarily due to increased employment costs associated with business initiatives. Income taxes decreased $58.9 million during the year, reflecting lower pretax income.

     Net income for Emfisys and Corporate Support was $96.9 million in 2000 compared to $24.9 million in 1999. Excluding the operating results and the $47.0 million pretax gain on the sale of the corporate trust business in first quarter 2000, and the operating results and the $60.2 million pretax gain on the sale of the merchant card business in fourth quarter 2000, net income was $28.8 million, an increase of $10.5 million from 1999. Total revenue was $253.6 million, an increase of $79.2 million from 1999. Excluding the operating revenues and gains on sale of divested businesses, total revenue increased $22.6 million or 27 percent from 1999. Noninterest expenses decreased $50.5 million to $122.0 million in 2000. Excluding the operating expenses of divested businesses, noninterest expense decreased $5.0 million or 5 percent. Income taxes increased $56.9 million during the year, reflecting higher pretax income.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                              NET INTEREST INCOME

                                                                                  2001
                                                         ------------------------------------------------------
                                                                                        INTEREST 2001 VS. 2000
                                                                                        -----------------------
                                                                                                    INCREASE
                                                                                                   (DECREASE)
                                                                                                     DUE TO
                                                                                                   CHANGE IN
                                                         AVERAGE              AVERAGE    NET     --------------
                                                         BALANCE   INTEREST    RATE     CHANGE   VOLUME   RATE
                                                         -------   --------   -------   ------   ------   -----
                                                             (FULLY TAXABLE EQUIVALENT BASIS, IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees..................................  $15,609    $1,114     7.14%    $(150)    $ 44    $(194)
Securities:
  U.S. Treasury and Federal agency.....................    8,249       468     5.68       (84)     (20)     (64)
  State and municipal..................................      519        35     6.74        (1)      --       (1)
  Other................................................      207        14     6.95        --       (1)       1
                                                         -------    ------              -----
         Total securities..............................    8,975       517     5.77       (85)     (21)     (64)
Trading account assets.................................       71         5     6.70        --        1       (1)
Interest-bearing deposits at banks.....................      198         4     2.21        (1)      --       (1)
Federal funds sold and securities purchased under
  agreement to resell..................................      279        11     3.85        (3)       4       (7)
Loans held for sale....................................       38        --       --        --       --       --
                                                         -------    ------              -----
         Total domestic earning assets/interest
           income......................................   25,170     1,651     6.56      (239)      26     (265)
                                                         -------    ------              -----
FOREIGN OFFICES:
Loans, including fees..................................      178         9     5.01        (2)       1       (3)
Securities:
  U.S. Treasury and Federal agency.....................        9         1     6.56        (5)      (5)      --
Interest-bearing deposits at banks.....................       --        (1)     N/R        (1)      --       (1)
Federal funds sold and securities purchased under
  agreement to resell..................................       83         3     2.91        (1)       1       (2)
                                                         -------    ------              -----
         Total foreign earning assets/interest
           income......................................      270        12     4.11        (9)      (1)      (8)
                                                         -------    ------              -----
TOTAL DOMESTIC AND FOREIGN EARNING ASSETS/INTEREST
  INCOME...............................................  $25,440     1,663     6.54      (248)      25     (273)
                                                         =======    ======              =====
SUPPORTING LIABILITIES/INTEREST EXPENSE
DOMESTIC OFFICES:
Interest checking deposits.............................  $   428         9     2.00        --        2       (2)
Money market accounts..................................    5,151       140     2.72       (42)      20      (62)
Savings deposits and certificates......................    6,036       269     4.45       (10)      23      (33)
Other interest-bearing time deposits...................    1,527        65     4.25       (51)     (20)     (31)
                                                         -------    ------              -----
         Total interest-bearing deposits...............   13,142       483     3.67      (103)      37     (140)
Short-term borrowings..................................    5,372       214     3.99      (152)     (31)    (121)
Senior notes...........................................      808        34     4.21       (18)      (1)     (17)
Minority interest -- dividends on preferred stock of
  subsidiary...........................................      250        18     7.38        --       --       --
Long-term notes........................................      585        32     5.45        (5)       6      (11)
                                                         -------    ------              -----
         Total domestic interest-bearing
           liabilities/interest expense................   20,157       781     3.87      (278)      19     (297)
                                                         -------    ------              -----
FOREIGN OFFICES:
Time deposits..........................................    2,034        85     4.17       (62)     (16)     (46)
Short-term borrowings..................................      161         4     2.46        (2)       1       (3)
                                                         -------    ------              -----
         Total foreign interest-bearing
           liabilities/interest expense................    2,195        89     4.04       (64)     (14)     (50)
                                                         -------    ------              -----
Total domestic and foreign interest-bearing
  liabilities/interest expense.........................   22,352       870     3.89      (342)       7     (349)
Other noninterest-bearing supporting liabilities.......    3,088        --       --        --       --       --
                                                         -------    ------              -----
TOTAL DOMESTIC AND FOREIGN SUPPORTING
  LIABILITIES/INTEREST EXPENSE.........................  $25,440       870     3.42      (342)      16     (358)
                                                         =======    ======              =====
TOTAL NET INTEREST INCOME FROM DOMESTIC AND FOREIGN
  OFFICES..............................................             $  793     3.12%    $  94     $  9    $  85
                                                                    ======      ===     =====     ====    =====

-------------------------
Columns may not foot due to rounding.

N/R -- Computation not relevant.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                              NET INTEREST INCOME

                                                                                      2000
                                                              -----------------------------------------------------
                                                                                             INTEREST 2000 VS. 1999
                                                                                             ----------------------
                                                                                                        INCREASE
                                                                                                       (DECREASE)
                                                                                                         DUE TO
                                                                                                        CHANGE IN
                                                              AVERAGE              AVERAGE    NET     -------------
                                                              BALANCE   INTEREST    RATE     CHANGE   VOLUME   RATE
                                                              -------   --------   -------   ------   ------   ----
                                                                  (FULLY TAXABLE EQUIVALENT BASIS, IN MILLIONS)
EARNING ASSETS/INTEREST INCOME
DOMESTIC OFFICES:
Loans, including fees.......................................  $15,070    $1,264     8.39%     $242     $107    $135
Securities:
  U.S. Treasury and Federal agency..........................    8,543       552     6.46        97       59      38
  State and municipal.......................................      518        36     7.03        (1)      --      (1)
  Other.....................................................      221        15     6.66         3        4      (1)
                                                              -------    ------               ----
         Total securities...................................    9,282       603     6.50        99       64      35
Trading account assets......................................       60         4     7.62        (1)      (2)      1
Interest-bearing deposits at banks..........................      205         5     2.48         3        1       2
Federal funds sold and securities purchased under agreement
  to resell.................................................      204        14     6.80         3       --       3
Loans held for sale.........................................       --        --       --        --       --      --
                                                              -------    ------               ----
         Total domestic earning assets/interest income......   24,821     1,890     7.62       346      174     172
                                                              -------    ------               ----
FOREIGN OFFICES:
Loans, including fees.......................................      156        11     7.27         4        1       3
Securities:
  U.S. Treasury and Federal agency..........................       81         5     6.35         1       --       1
Interest-bearing deposits at banks..........................        1         1      N/R         1       --       1
Federal funds sold and securities purchased under agreement
  to resell.................................................       53         3     5.53         1        1      --
                                                              -------    ------               ----
         Total foreign earning assets/interest income.......      291        20     6.85         7        1       6
                                                              -------    ------               ----
TOTAL DOMESTIC AND FOREIGN EARNING ASSETS/INTEREST INCOME...  $25,112     1,910     7.60       353      174     179
                                                              =======    ======               ====
Supporting Liabilities/Interest Expense
DOMESTIC OFFICES:
Interest checking deposits..................................  $   349         8     2.37         2        1       1
Money market accounts.......................................    4,602       182     3.95        32        6      26
Savings deposits and certificates...........................    5,550       279     5.02        40        6      34
Other interest-bearing time deposits........................    1,808       116     6.42        29        7      22
                                                              -------    ------               ----
         Total interest-bearing deposits....................   12,309       585     4.75       103       20      83
Short-term borrowings.......................................    5,908       366     6.19       152       86      66
Senior notes................................................      822        52     6.36       (17)     (30)     13
Minority interest -- dividends on preferred stock of
  subsidiary................................................      250        18     7.38        --       --      --
Long-term notes.............................................      501        37     7.40         5        2       3
                                                              -------    ------               ----
         Total domestic interest-bearing
           liabilities/interest expense.....................   19,790     1,058     5.35       243       73     170
                                                              -------    ------               ----
FOREIGN OFFICES:
Time deposits...............................................    2,308       147     6.36        68       42      26
Short-term borrowings.......................................      129         6     4.80         2       --       2
                                                              -------    ------               ----
         Total foreign interest-bearing liabilities/interest
           expense..........................................    2,437       153     6.28        70       42      28
                                                              -------    ------               ----
         Total domestic and foreign interest-bearing
           liabilities/interest expense.....................   22,227     1,211     5.45       313      102     211
Other noninterest-bearing supporting liabilities............    2,885        --       --        --       --      --
                                                              -------    ------               ----
TOTAL DOMESTIC AND FOREIGN SUPPORTING LIABILITIES/INTEREST
  EXPENSE...................................................  $25,112     1,211     4.82       313      102     211
                                                              =======    ======               ====
TOTAL NET INTEREST INCOME FROM DOMESTIC AND FOREIGN
  OFFICES...................................................             $  699     2.78%     $ 40     $ 68    $(28)
                                                                         ======      ===      ====     ====    ====

-------------------------
Columns may not foot due to rounding.

N/R -- Computation not relevant.

                      NOTES TO NET INTEREST INCOME TABLES

     1. Fully taxable equivalent adjustment

          Tax-exempt interest income (for Federal purposes) has been restated to a comparable taxable level. The Federal statutory tax rate used for this purpose was 35 percent in 2001, 2000, and 1999. This adjustment also includes a state tax component.

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

NET INTEREST INCOME

     Net interest income, the difference between interest and fees recognized on earning assets and total interest expense, is the major component of operating income for the Corporation. Since income on certain earning assets may be exempt from Federal and/or state income taxes, the Management's Discussion and Analysis section of this Report is prepared on a fully taxable equivalent (FTE) basis, which, in effect, restates tax-advantaged income to a comparable level with nontax-advantaged income. In 2001, the Corporation's FTE net interest income was $793.4 million, up 13 percent from $699.1 million in 2000.

     The year-to-year change in net interest income is typically explained by analyzing its two principal components, net interest margin and average earning assets. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. Average earning assets represent the average volume of assets employed by the Corporation during the year, which generate interest income.

     For the year 2001, the Corporation's net interest margin increased 34 basis points to 3.12 percent from 2.78 percent in 2000. This increase reflects the impact of a declining interest rate environment during the past year and a higher mix of retail funding.

     Average earning assets in 2001 totaled $25.44 billion, up $328 million, or 1% from $25.11 billion in 2000. This growth is primarily the result of an increase in average loans of $561 million, or 4 percent, to $15.79 billion. Consumer, mortgage and small business loans grew by $1.4 million or 21%. Average securities decreased $380 million, or 4 percent, to $8.98 billion, the result of decreased holdings of U.S. Treasury and Federal agency securities. Loans and investment securities, as a percent of earning assets, were 62 percent and 35 percent in 2001 and 61 percent and 37 percent in 2000. Average Federal funds sold and securities purchased under agreement to resell increased 41 percent or $105 million compared to 2000.

     Changes in the mix of total supporting funds are a function of loan demand, consumer preferences for maintaining funds in core deposits and wholesale market spreads. The Corporation manages its wholesale funding activity at the margin primarily by using the least expensive products given requirements for matched funding, maturity, ability and expected cost to refund, reserve requirements and deposit insurance costs. Secured borrowings, such as repurchase agreements, may also be utilized depending on availability of collateral. In 2001, domestic interest-bearing deposits increased $833 million, or 7 percent from 2000. Average foreign office time deposits totaled $2.03 billion, down 12 percent or $275 million, compared to $2.31 billion in 2000. Federal funds purchased and securities sold under agreement to repurchase decreased $494 million or 9 percent, which resulted in a decrease in short-term borrowings of $504 million or 8 percent from 2000 levels. Noninterest-bearing funds supporting earning assets increased $203 million, and remained unchanged from 12 percent year-to-year as a percentage of average supporting liabilities.

NONINTEREST INCOME

                                                                  INCREASE          INCREASE
                                                                 (DECREASE)        (DECREASE)
                                 YEARS ENDED DECEMBER 31        2001 VS. 2000    2000 VS. 1999
                              ------------------------------   ---------------   --------------
                                2001       2000       1999      AMOUNT     %      AMOUNT     %
                                ----       ----       ----      ------     -      ------     -
                                                       (IN THOUSANDS)
Trust and investment
  management fees...........  $118,982   $128,579   $156,577   $ (9,597)    (7)  $(27,998)  (18)
Money market and bond
  trading...................    16,818      8,974      8,893      7,844     87         81     1
Foreign exchange............     8,833      7,225      8,314      1,608     22     (1,089)  (13)
Merchant and charge card
  fees......................       151     21,199     30,440    (21,048)   (99)    (9,241)  (30)
Service fees and charges....   123,654    117,196    124,706      6,458      6     (7,510)   (6)
Securities gains............    43,057     15,015     14,553     28,042    187        462     3
Gain on sale of corporate
  trust business............        --     46,993         --    (46,993)  (100)    46,993   100
Gain on sale of merchant
  card business.............        --     60,162         --    (60,162)  (100)    60,162   100
Bank-owned insurance........    47,226     45,076     41,414      2,150      5      3,662     9
Foreign fees................    21,540     21,174     18,865        366      2      2,309    12
Other.......................    71,453     64,781     75,902      6,672     10    (11,121)  (15)
                              --------   --------   --------   --------   ----   --------   ---
          Total noninterest
            income..........  $451,714   $536,374   $479,664   $(84,660)   (16)  $ 56,710    12
                              ========   ========   ========   ========   ====   ========   ===

     Noninterest income for the year was $451.7 million in 2001, down $84.7 million or 16 percent from 2000. During 2000 the Corporation sold its corporate trust and merchant card businesses and realized gains of $47.0 million and $60.2 million, respectively. Excluding the special $9.0 million writedown of equity securities and the gains on the sale and the operating revenue of the corporate trust and merchant card businesses, noninterest income increased 15 percent from 2000.

     Trust and investment management fees were $119.0 million, down $9.6 million or 7 percent from the prior year. Service fees and charges were $123.7 million in 2001, up $6.5 million or 6 percent from 2000. Income from bank-owned insurance increased $2.2 million or 5 percent from 2000 due to increased investment balances. Other income, which includes syndication fees, mortgage loan sales and other gains and fee income, increased $6.7 million or 10 percent. Net gains from portfolio securities were $43.1 million, up $28.0 million from 2000.

     Trading account gains, primarily from municipal bond trading, totaled $16.8 million, up $7.8 million compared to 2000. Financial results from trading activities will typically exhibit greater fluctuations over time than other business activities. Foreign exchange revenues (FX) were $8.8 million, up $1.6 million or 22 percent from 2000. HTSB and BMO combine their U.S. FX trading. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option.

NONINTEREST EXPENSE

                                                                   INCREASE         INCREASE
                                                                  (DECREASE)       (DECREASE)
                                   YEARS ENDED DECEMBER 31       2001 VS. 2000   2000 VS. 1999
                                ------------------------------   -------------   --------------
                                  2001       2000       1999     AMOUNT     %     AMOUNT     %
                                  ----       ----       ----     ------     -     ------     -
                                                        (IN THOUSANDS)
Salaries and other
  compensation................  $375,736   $351,879   $368,818   $23,857     7   $(16,939)   (5)
Pension, profit sharing and
  other employee benefits.....    66,690     66,383     74,909       307    --     (8,526)  (11)
Net occupancy.................    51,350     55,616     52,617    (4,266)   (8)     2,999     6
Equipment.....................    59,364     56,153     63,695     3,211     6     (7,542)  (12)
Marketing.....................    38,326     31,697     31,395     6,629    21        302     1
Communication and delivery....    22,796     23,847     25,808    (1,051)   (4)    (1,961)   (8)
Expert services...............    28,048     23,044     28,601     5,004    22     (5,557)  (19)
Contract programming..........    31,479     17,589     12,195    13,890    79      5,394    44
Other.........................    73,453     71,866     86,317     1,587     2    (14,451)  (17)
                                --------   --------   --------   -------   ---   --------   ---
                                 747,242    698,074    744,355    49,168     7    (46,281)   (6)
Goodwill and other valuation
  intangibles.................    28,295     25,409     25,828     2,886    11       (419)   (2)
                                --------   --------   --------   -------   ---   --------   ---
          Total noninterest
            expenses..........  $775,537   $723,483   $770,183   $52,054     7   $(46,700)   (6)
                                ========   ========   ========   =======   ===   ========   ===

     Noninterest expenses totaled $775.5 million, up $52.1 million or 7 percent from 2000. Excluding post-acquisition operating expenses for Joliet and expenses associated with businesses sold in 2000, noninterest expenses increased 8%. Employment-related expenses totaled $442.4 million, an increase of $24.2 million or 6 percent. Contract programming expenses increased $13.9 million due to the outsourcing of the Solutions and Applications function. Net occupancy expenses totaled $51.4 million, down $4.3 million from 2000. Equipment expenses totaled $59.4 million, up $3.2 million or 6 percent from 2000. Expert services increased $5.0 million compared to 2000. Amortization of goodwill and other valuation intangibles increased $2.9 million or 11 percent from 2000.

INCOME TAXES

     The Corporation recorded income tax expense of $47.4 million in 2001, compared to $130.2 million in 2000. The Corporation's effective tax rate decreased to 22.2 percent in 2001 from 29.9 percent in 2000 primarily as a result of a special third-quarter provision for loan losses, decreasing the ratio of taxable to tax-exempt income.

     At December 31, 2001, the Corporation's Federal and state net deferred tax assets were $79 million and $9 million, respectively. Management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

     The deferred taxes reported on the Corporation's Statement of Condition at December 31, 2001 also include a $25 million liability for the tax effect of unrealized gains associated with marking to market certain securities designated as available-for-sale, in accordance with SFAS No. 115.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Corporation adopted SFAS No. 142 on January 1, 2002. Upon adoption of the Statement, the Corporation discontinued the amortization of goodwill with a net carrying value of $11 million at December 31, 2001 and annual amortization of approximately $3 million that resulted from business combinations prior to the adoption of SFAS No. 141. Goodwill will be assessed periodically for impairment. The Corporation has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The asset is excluded from the scope of SFAS No. 142 and will continue to be amortized.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for long-lived assets to be disposed of by sale. It supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Corporation does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

RETURN ON ASSETS AND COMMON STOCKHOLDER'S EQUITY

     Return on average assets ("ROA") measured by net income as a percentage of average total assets, ROA was 0.90 percent in 2001, compared to 0.84 percent for 2000. the current year's ROA was slightly better than the average ROA of 0.87 percent for the five-year period ended December 31, 2001. Average common stockholder's equity to average total assets provides a measure of leverage for the Corporation. The ratio of average common stockholder's equity to average total assets was 6.56 percent in 2001 compared to 5.50 percent in 2000. The return on average common stockholder's equity ("ROE") was 12.71 percent, down from the 14.11 percent achieved in 2000 and the 12.83 percent five-year average return for the period ended December 31, 2001. The 2001 and 2000 ROA and ROE exclude the special charges, gains and related operating results from businesses sold in 2000.

     Cash return on average assets ("Cash ROA") of 0.97 percent in 2001 was better than the 0.91 percent achieved in 2000. Cash return on average common stockholder's equity ("Cash ROE") was 16.17 percent in 2001 compared to 17.91 percent in 2000. The 2001 and 2000 Cash ROA and Cash ROE exclude the special charges, gains and related operating results from businesses sold in 2000.

                                                               YEARS ENDED DECEMBER 31
                                                              -------------------------
                                                               2001      2000     1999
                                                               ----      ----     ----
                                                              (BASED ON NET INCOME AND
                                                                   DAILY AVERAGES)
Return on average assets(1).................................    0.58%    1.08%    0.88%
Cash return on average assets(2)............................    0.65     1.15     0.95
Return on average common stockholder's equity(1)............    7.88    18.50    13.85
Cash return on average common stockholder's equity(3).......   10.46    23.09    18.14
RETURNS EXCLUDING NON-RECURRING ITEMS, GAINS AND RELATED
  OPERATING RESULTS OF BUSINESSES SOLD IN 2000:
Return on average assets(1).................................    0.90%    0.84%    0.88%
Cash return on average assets(2)............................    0.97     0.91     0.95
Return on average common stockholder's equity(1)............   12.71    14.11    13.85
Cash return on average common stockholder's equity(3).......   16.17    17.91    18.14
Average common stockholder's equity as a percentage of
  average total assets(1)...................................    6.56     5.50     5.82
Dividend payout ratio(4)....................................  169.93    55.78    40.72
Earnings retained as a percentage of average common
  stockholder's equity(5)...................................   (6.18)    8.69     8.92
Percentage growth in total average assets...................    1.48     9.09    10.37

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

(4) Dividends on common and preferred stock as a percent of net income. 2000 ratio includes $20 million of special dividends paid related to the gain on the sale of the corporate trust business and $60 million were paid as part of a capital restructuring. In 2001, special dividends of $30 million were paid related to the gain on the sale of the merchant card business and a $150 million dividend was paid to Bankmont as part of a capital restructuring as discussed in the "Capital Position" section below, the Corporation received a $220 million capital contribution from Bankmont in 2001. Excluding the payment of these special dividends, the dividend payout ratio would have been 37% and 61% in 2000 and 2001, respectively.

(5) Earnings retained is defined as net income minus dividends. 2000 and 2001 include the impact of special dividends of $80 million and $180 million, respectively. Excluding the payment of the special dividends, earnings retained as a percentage of common stockholder's equity would have been 14% and 3% in 2000 and 2001, respectively.

CAPITAL POSITION

     The Corporation's equity capital of $2.20 billion at December 31, 2001 has more than doubled in the last seven years. During 2001 and 2000, Bankcorp declared and paid common dividends of $264 million and $152 million, respectively, and preferred dividends of $18 million in both years. In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet. First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of First National Bank of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. During 2001 and 2000, the Corporation's equity capital increased by $48 million and $150 million, respectively, representing after-tax unrealized holding gains related to the Corporation's securities available-for-sale. Average consolidated equity capital was $2.12 billion in 2001 compared to $1.80 billion in 2000.

     Bankcorp's double leverage ratio, which is the Bankcorp parent company only net equity investment in bank and nonbank subsidiaries as a percentage of its equity capital, was 114 percent at December 31, 2001, up from 109 percent at December 31, 2000. This ratio generally measures the extent to which holding company equity investments are supported, in part, by parent-issued debt instruments. Accordingly, a double leverage ratio greater than 100 percent indicates that parent company equity investments are supported by parent-issued debt. In the case of Bankcorp, outstanding long-term debt is sufficient to fund equity investments not otherwise covered by equity capital.

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

     Risk-based capital guidelines define total capital to consist primarily of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The portion of the allowance for possible loan losses includable in Tier 2 capital is limited to
1.25 percent of risk-weighted assets. The Corporation's Tier 1 and total risk-based capital ratios were 9.30 percent and 12.31 percent, respectively, at December 31, 2001.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent. The Corporation's Tier 1 leverage ratio was 7.32 percent for fourth quarter 2001.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." See Note 15 to the Financial Statements on page 86. Based on those regulations effective at December 31, 2001 all of the Corporation's subsidiary banks were designated as "well capitalized" at year-end 2001, the highest capital category.

     Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital. However, mortgage servicing rights and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At December 31, 2001 the Corporation's intangible assets totaled $358 million, including approximately $321 million of intangibles excluded from Tier 1 capital under capital guidelines. The Corporation's tangible

Tier 1 leverage ratio (which excludes all intangibles from capital) was 7.27 percent for the fourth quarter of 2001.

     Risk-based capital guidelines exclude from Tier 1 capital net unrealized holding gains (losses) associated with marking to market debt securities designated as available-for-sale. Net unrealized losses on marketable equity securities are deducted from Tier 1 capital. Up to 45 percent of the pretax net unrealized holding gains on available-for-sale equity securities may be included in Tier 2 capital. Net unrealized holding gains (losses) excluded from Tier 1 capital for risk-based capital purposes amounted to $44 million and ($11) million at December 31, 2001 and 2000, respectively.

     The following table summarizes the Corporation's risk-based capital ratios and Tier 1 leverage ratio for the past three years:

                                                               YEARS ENDED DECEMBER 31
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
                                                                   (IN THOUSANDS)
Total assets (end of period)........................  $29,046,107    $28,966,476    $27,180,496
                                                      ===========    ===========    ===========
Average assets (fourth quarter).....................  $28,746,327    $28,946,538    $26,937,024
                                                      ===========    ===========    ===========
Risk-based on-balance-sheet assets..................  $17,861,350    $17,782,000    $16,488,277
                                                      ===========    ===========    ===========
Risk-based off-balance-sheet assets.................  $ 4,713,522    $ 4,928,876    $ 4,742,337
                                                      ===========    ===========    ===========
  Total risk-based assets, net of deductions (based
     on regulatory accounting principles)...........  $22,228,871    $22,487,192    $20,989,641
                                                      ===========    ===========    ===========
Tier 1 capital......................................  $ 2,067,205    $ 2,056,341    $ 1,895,050
                                                      ===========    ===========    ===========
Supplementary capital...............................  $   670,011    $   595,417    $   557,069
                                                      ===========    ===========    ===========
  Total capital, net of deductions (based on
     regulatory accounting principles)..............  $ 2,736,424    $ 2,651,036    $ 2,451,488
                                                      ===========    ===========    ===========
Tier 1 leverage ratio...............................         7.32%          7.15%          7.03%
Risk-based capital ratios:
  Tier 1............................................         9.30%          9.14%          9.03%
  Total.............................................        12.31%         11.79%         11.68%

LIQUIDITY AND SOURCES OF FUNDS

Contractual Obligations and Commercial Commitments

     The Corporation has the following contractual obligations as of December 31, 2001:

                                                                 DECEMBER 31, 2001
                                               -----------------------------------------------------
                                                              PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------
                                               LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                         1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS    TOTAL
-----------------------                        ---------   ---------   ---------   -------    -----
                                                                  (IN THOUSANDS)
Long-Term Debt...............................       --      100,000     250,000    321,972   671,972
Operating Leases.............................   14,248       22,754      19,556     39,845    96,403

     The Corporation had $672 million in long-term notes as of December 31, 2001. All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate subordinated notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. The interest rate on the floating rate senior notes reprices semiannually and floats at 38 basis points above 180 day LIBOR. At year-end 2001, 180 day LIBOR was 1.98 percent. See Note 7 to the Financial Statements on page 65.

     Minimum rental commitments for all noncancelable operating leases totalled $96 million as of December 31, 2001. The lease commitments are primarily for office space. See Note 13 to the Financial Statements on page 83.

     The Corporation does not have capital lease obligations, unconditional purchase obligations, or any other long-term obligation as of December 31, 2001.

     The Corporation has the following commercial commitments as of December 31, 2001:

                                                           DECEMBER 31, 2001
                                  --------------------------------------------------------------------
                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                  --------------------------------------------------------------------
                                   LESS THAN                                  OVER       TOTAL AMOUNTS
OTHER COMMERCIAL COMMITMENTS         1 YEAR       1-3 YEARS    4-5 YEARS     5 YEARS       COMMITTED
----------------------------       ---------      ---------    ---------     -------     -------------
                                                             (IN THOUSANDS)
Lines of Credit................    4,627,981      2,627,269      953,602     293,658       8,502,510
Standby Letters of Credit......    1,427,889        732,262      202,150      15,580       2,377,881
Other Commercial Commitments...      576,514        139,505       48,833      26,326         791,178
Total Commercial Commitments...    6,632,384      3,499,036    1,204,585     335,564      11,671,569

     The Corporation utilizes credit facilities with off-balance sheet risk which include commitments to extend credit, standby letters of credit and commercial letters of credit. There were no guarantees or standby repurchase obligations as of December 31, 2001. Commercial commitments totalled $11.7 billion as of December 31, 2001. See Note 9 to the Financial Statements on page 68.

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

     Some level of liquidity is provided by maintaining assets which mature within a short time-frame or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 38 percent of the Corporation's total assets and amounted to $10.90 billion at December 31, 2001 compared to liquid assets of $11.16 billion or approximately 39 percent of total assets one year earlier. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments. This fund-raising activity involves the identification of broadly distributed sources of funds, typically referred to as managed liabilities, which are varied by type, maturity and geographical location of customers. The Corporation monitors and controls the sources of these funds to avoid unwarranted market activity or customer concentrations.

     The principal sources of external funds available to the Corporation are retail and wholesale liabilities. Retail liabilities are comprised of demand deposits, money market accounts, NOW accounts, passbook savings and nonnegotiable certificates of deposit, typically of small denomination. Wholesale funding sources include Eurodollar deposits in foreign offices, Federal funds borrowed, securities sold under agreement to repurchase, negotiable large denomination certificates of deposit and commercial paper. HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of December 31, 2001, $860 million of senior notes were outstanding with original maturities ranging from 365 to 396 days (remaining maturities ranging from 99 to 207 days) and stated interest rates ranging from 1.78 percent to 4.41 percent. As of December 31, 2000, $390 million of senior notes were outstanding with original maturities ranging from 28 to 365 days (remaining maturities ranging from 23 to 163 days) and stated interest rates ranging from 6.52 percent to 6.66 percent.

     The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, savings deposits and certificates, money market accounts and noninterest bearing time deposits, increased from $14.36 billion or 57 percent of total non-equity funding at December 31, 2000 to $15.30 billion or 61 percent of total non-equity funding at December 31, 2001. The Corporation's average volume of wholesale deposits and short-term borrowings decreased from $10.98 billion or 43 percent of total non-equity funding at December 31, 2000 to $9.90 billion or 39 percent of total non-equity funding at December 31, 2001.

     Average money market liabilities decreased 8 percent to $5.53 billion from $6.04 billion for 2000, primarily as a result of decreases in Federal funds borrowed and securities sold under repurchase agreements. Average money market assets increased $97 million or 21 percent from 2000. These assets represented 2 percent of average earning assets in 2001, remaining relatively unchanged from 2000.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminated on December 8, 2001. At that time, the Corporation renewed the revolving credit agreement, which will expire on December 7, 2002. There were no borrowings under either credit facility in 2001 or 2000.

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

                                                                   DECEMBER 31, 2001
                            ------------------------------------------------------------------------------------------------
                                                       REPRICING PERIOD
                            -----------------------------------------------------------------------   NONREPRICING
                            1 - 31 DAYS   32 - 90 DAYS   91 - 365 DAYS   1 - 5 YEARS   OVER 5 YEARS      ITEMS        TOTAL
                            -----------   ------------   -------------   -----------   ------------   ------------    -----
                                                                     (IN MILLIONS)
ASSETS
Loans.....................    $ 6,941       $ 1,376         $ 1,790        $4,387         $1,246        $   213      $15,953
Available-for-sale and
  trading account
  securities..............        660           539           2,135         4,064          1,417             80        8,895
Interest-bearing deposits
  at banks................        196            --              --            --             --             --          196
Federal funds sold and
  securities purchased
  under agreement to
  resell..................        535            --              --            --             --             --          535
Assets held for sale......        122            --              --            --             --             --          122
Other assets..............         --            --              --            --             --          3,345        3,345
                              -------       -------         -------        ------         ------        -------      -------
         Total assets.....    $ 8,454       $ 1,915         $ 3,925        $8,451         $2,663        $ 3,638      $29,046
                              =======       =======         =======        ======         ======        =======      =======
LIABILITIES AND
  STOCKHOLDER'S EQUITY
Time deposits.............      2,454         1,309           2,546           650              5             --        6,964
Savings and interest
  checking deposits.......      8,679            --              --            --             --             --        8,679
Noninterest-bearing
  deposits................         --            --              --            --             --          3,583        3,583
                              -------       -------         -------        ------         ------        -------      -------
         Total deposits...     11,133         1,309           2,546           650              5          3,583       19,226
Federal funds purchased
  and securities sold
  under agreement to
  repurchase..............      3,752           245             134            --             --             --        4,131
Minority
  interest-preferred stock
  of subsidiary...........         --            --              --            --             --            250          250
Other interest-bearing
  liabilities.............      1,069            32             860           350            322             --        2,633
Other noninterest-bearing
  liabilities.............         --            --              --            --             --            609          609
Stockholder's equity......         --            --              --            --             --          2,197        2,197
                              -------       -------         -------        ------         ------        -------      -------
         Total liabilities
           and
           stockholder's
           equity.........    $15,954       $ 1,586         $ 3,540        $1,000         $  327        $ 6,639      $29,046
                              =======       =======         =======        ======         ======        =======      =======
Interest sensitivity gap
  before net interest rate
  swaps, derivative
  products and forward
  commitments.............     (7,500)          329             385         7,451          2,336         (3,001)
         Net interest rate
           swaps..........        171            34             (20)         (142)           (43)            --
                              -------       -------         -------        ------         ------        -------
Interest sensitivity
  gap.....................    $(7,329)      $   363         $   365        $7,309         $2,293        $(3,001)
                              =======       =======         =======        ======         ======        =======
Cumulative gap............                  $(6,966)        $(6,601)       $  708         $3,001
                                            =======         =======        ======         ======

     The schedule above presents the Corporation's consolidated interest sensitivity gap at December 31, 2001. This point-in-time analysis depicts repricing dates for earning assets, supporting funds and related off-balance-sheet activities. Generally, dates for repricing are included on a contractual basis. Certificates of deposit are reported based upon scheduled maturity without reference to early redemption or renewal options. Fixed term assets such as residential mortgages and consumer loans are reported based upon scheduled repayments adjusted for estimated prepayments based on historical behavior. A negative gap in a given time span indicates an excess of interest-bearing liabilities over interest earning assets which reprice in that period. After including interest rate swaps, derivative products and forward commitments, at December 31, 2001, the Corporation had a cumulative negative one-year interest rate gap of $6.6 billion. This measure, called the "contractual gap" position, is calculated without regard to the existence of nonrepricing items, the behavior of which must be considered in the evaluation of the Corporation's overall interest rate sensitivity.

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

     Given a static balance sheet at December 31, 2001, for an immediate 100 basis point upward movement in interest rates, net interest income would decrease by approximately $24.6 million over the next year compared to what it would otherwise have been, and the net equity value of all interest-sensitive positions would decrease by $125.3 million. Conversely, for a decline in interest rates, net interest income would increase by approximately $6.9 million and the net equity value of all interest sensitive positions would increase by $88.0 million. At December 31, 2000, the same analysis using similar assumptions indicated that for an upward movement in interest rates, net interest income would have decreased by approximately $20.2 million and the net equity value of all interest-sensitive positions would have decreased by $119.7 million. A downward movement in interest rates would have increased net interest income by $38.4 million and would have increased net equity value by $67.8 million.

     Management believes that the Corporation is well-positioned with its mix of assets and liabilities to respond to interest rate movements in either direction.

CASH FLOWS

     Cash flow analysis is an essential element for evaluating a company's ability to satisfy its obligations to short- and long-term creditors, bondholders and investors. The Corporation's Consolidated Statements of Cash Flows can be found on page 55 of this Report. This financial statement is based on period-end balances and does not reflect average investment or financing levels.

     As a bank holding company, the Corporation regularly receives and disburses large volumes of cash and cash equivalents. Since these gross numbers provide little additional information to financial statement users, the FASB permits bank holding companies to net certain cash receipts and payments in their cash flow statements. The Corporation has adopted this net presentation for loans and deposits.

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

     Cash flows from operations are a significant source of operating capital. Since applicable accounting statements require that cash transactions involving assets held for sale and trading assets be included with operating cash flows, normal year-end fluctuations in these holdings may not appropriately portray the company's cash flows generated from operations. Core operating cash flows, consisting of net income before provision for loan losses and depreciation and amortization, increased by $50 million. Assets held for sale decreased $121 million, while year-end trading account assets increased $27 million.

     In 2001, the Corporation's investing activities utilized a total of $143 million in net cash. Loans, the primary use of new funds, increased $509 million. Bankmont's acquisition of First National Bancorp, Inc. and subsequent contribution of First National Bank of Joliet stock to the Corporation utilized funds of $220 million. These and other increases were offset by decreases in securities of $860 million.

     In 2001, the Corporation's financing activities included accepting customer deposits, issuing short-term senior notes and utilizing other short-term borrowings. Financing activities utilized a total of $568 million in net cash. Short-term borrowings decreased $784 million, while net issuances of short-term senior notes were $471 million. Gross cash received and paid resulting from the Corporation's derivative positions as an end-user were not material relative to gross cash flows from financing or investing transactions.

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

SELECTED LOAN MATURITY SPREAD

     Variable rate loans, excluding consumer loans, accounted for 38 percent of total loans in 2001, a decrease from 47 percent in 2000. Excluding consumer loans, term loans (those with a remaining contractual maturity in excess of one year) totaled $1.30 billion. Of these loans, $1.09 billion or 83 percent are due within five years. Overall, the average FTE yield on total loans decreased to
7.11 percent in 2001 from 8.38 percent in 2000. The Corporation's average prime rate in 2001 was 6.91 percent compared to 9.23 percent in 2000.

Type of Loan, by Maturity*

                                                               DECEMBER 31, 2001
                                                -----------------------------------------------
                                                  WITHIN     1 THROUGH      OVER
                                                  1 YEAR      5 YEARS     5 YEARS      TOTAL
                                                  ------     ---------    -------      -----
                                                                (IN THOUSANDS)
Commercial, financial and agricultural........  $6,160,570   $1,026,341   $203,196   $7,390,107
Real estate construction......................     418,243       60,709      9,859      488,811
Foreign.......................................      20,548          459      3,805       24,812
                                                ----------   ----------   --------   ----------
                                                $6,599,361   $1,087,509   $216,860   $7,903,730
                                                ==========   ==========   ========   ==========
Loans with:
  Predetermined interest rates................  $1,386,895   $  323,157   $ 60,120   $1,770,172
  Floating interest rates.....................   5,212,466      764,352    156,740    6,133,558
                                                ----------   ----------   --------   ----------
                                                $6,599,361   $1,087,509   $216,860   $7,903,730
                                                ==========   ==========   ========   ==========

------------------------
* Excludes installment loans to individuals, real estate mortgages and lease financing.

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

     At December 31, 2001, the fair value of available-for-sale securities was $67 million above amortized cost. As a result, stockholder's equity included $37 million of unrealized (after tax effect) holding gains. At December 31, 2000, the fair value of available-for-sale securities was $18 million below amortized cost, and stockholder's equity included $11 million of unrealized (after tax effect) holding losses.

     Securities averaged $9.04 billion in 2001, $9.13 billion in 2000, and $8.25 billion in 1999. On an FTE basis, interest income from securities decreased $90.0 million to $518.1 million in 2001. The overall FTE yield on the Corporation's securities averaged 5.77 percent during 2001, 6.49 percent during 2000, and 6.08 percent in 1999. Yields on average available-for-sale securities are based on amortized cost.

     The Corporation periodically repositions its investment portfolio in response to statutory changes, in order to meet regulatory capital requirements or, as part of ongoing asset/liability management, to enhance future net interest income levels while maintaining an appropriate risk/reward relationship. Decisions to sell securities prior to maturity are a function of several variables, including current and projected interest rates, variations in the yield curve, liquidity requirements and the Corporation's current and expected tax position. During 2001, the Corporation purchased $13.08 billion of available-for-sale securities, sold $2.55 billion of available-for-sale securities and had $11.38 billion of available-for-sale securities mature. During 2000, the Corporation purchased $10.22 billion of available-for-sale securities, sold $828 million of available-for-sale securities and had $9.13 billion of available-for-sale securities mature. The aforementioned sales of securities generated a pretax net gain of $43.1 million during 2001 compared to a net gain of $15.0 million during 2000 and a net gain of $14.6 million in 1999. On an after-tax basis, the Corporation recorded a net gain from securities sales of $26.3 million in 2001 compared to $9.2 million in 2000 and $8.9 million in 1999. In some cases, security gains are taken in order to realize otherwise unrealized profits in anticipation of near-term increases in interest rates.

     Unrealized holding gains for available-for-sale securities, as of December 31, 2001, amounted to $37 million after tax compared to unrealized holding losses of $18 million after tax as of December 31, 2000.

The change in unrealized gains of $55 million was primarily due to gains in market value primarily resulting from declines in interest rates.

Carrying Value

                                                                      DECEMBER 31
                                                        ---------------------------------------
                                                               2001                 2000
                                                        ------------------   ------------------
                                                          AMOUNT       %       AMOUNT       %
                                                          ------       -       ------       -
                                                                    (IN THOUSANDS)
Securities available-for-sale
  U.S. Treasury.......................................  $1,553,322    17.7   $1,557,353    17.1
  Federal agency......................................   4,180,751    47.5    3,912,225    42.9
  Mortgage-backed.....................................   2,359,737    26.8    2,949,973    32.3
  State and municipal.................................     573,560     6.5      495,382     5.4
  Other...............................................     131,375     1.5      210,721     2.3
                                                        ----------   -----   ----------   -----
          Total securities available-for-sale.........  $8,798,745   100.0   $9,125,654   100.0
                                                        ==========   =====   ==========   =====

     At year-end 2001, the weighted average maturity of the Corporation's available-for-sale securities was 6 years and 8 months, a decrease of 2 years and 6 months from the average maturity at the end of 2000. The maturity distribution of the investment portfolio at December 31, 2001, together with the approximate taxable equivalent yield of the portfolio, is presented in the following table. The weighted average yields shown are computed by dividing an annualized interest income amount, including the accretion of discounts and the amortization of premiums, by the amortized cost of the securities outstanding at December 31, 2001. Yields on tax-exempt securities have been calculated on an FTE basis.

                                                           DECEMBER 31
                              ---------------------------------------------------------------------

                                  U.S. TREASURY          FEDERAL AGENCY          MORTGAGE-BACKED
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                                ------     --------     ------     --------     ------     --------
                                 (FULLY TAXABLE EQUIVALENT YIELDS, AS AT BALANCES IN THOUSANDS)
Securities
 available-for-sale
 Within 1 year..............  $  303,843     2.71%    $1,919,501     3.76%    $   12,391     6.65
 1 to 5 years...............     915,857     5.04      2,046,588     5.41        530,181     5.23
 5 to 10 years..............     300,390     5.00        185,391     5.72        321,526     6.13
 Over 10 years..............          --       --             --       --      1,490,464     6.55
 No stated maturity.........          --       --             --       --            186     7.30
                              ----------              ----------              ----------
       2001 Total...........  $1,520,090     4.57%    $4,151,480     4.66%    $2,354,748     6.20%
                              ==========     ====     ==========     ====     ==========     ====
       2000 Total...........  $1,551,705     5.46%    $3,904,815     6.58%    $2,971,333     6.75%
                              ==========     ====     ==========     ====     ==========     ====
2001 Average maturity.......       3 years 0 months         1 year 3 months      19 years 10 months
2000 Average maturity.......       3 years 4 months         1 year 9 months       24 years 4 months

                                              DECEMBER 31
                              -------------------------------------------
                               STATE, MUNICIPAL
                                   AND OTHER                TOTAL
                              -------------------   ---------------------
                                         WEIGHTED                WEIGHTED
                                         AVERAGE                 AVERAGE
                               AMOUNT     YIELD       AMOUNT      YIELD
                              --------   --------     ------     --------
                              (FULLY TAXABLE EQUIVALENT YIELDS, AS AT BALANCES IN THOUSANDS)
Securities
 available-for-sale
 Within 1 year..............  $111,814     5.76%    $2,347,549     3.70%
 1 to 5 years...............   256,698     6.55      3,749,324     4.63
 5 to 10 years..............   147,812     7.11        955,119     5.85
 Over 10 years..............    48,001     7.60      1,538,465     6.58
 No stated maturity.........   141,276     6.29        141,462     6.28
                              --------              ----------
       2001 Total...........  $705,601     6.56%    $8,731,919     4.48%
                              ========     ====     ==========     ====
       2000 Total...........  $716,290     6.99%    $9,144,143     6.48%
                              ========     ====     ==========     ====
2001 Average maturity.......     3 years 2 months        6 years 8 months
2000 Average maturity.......      2 years 1 month        9 years 2 months

     Other than securities of the U.S. Government and its agencies and corporations, at December 31, 2001, there were no securities of any one issuer aggregating more than 10 percent of stockholder's equity of the Corporation. In the opinion of management, there were no material investments in securities which would have constituted an unusual risk or uncertainty for the Corporation at December 31, 2001.

DEPOSITS

     Total deposits in 2001 averaged $18.86 billion, an increase of $380 million or 2 percent from 2000. The Corporation's average core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits grew $935 million or 7 percent to $15.30 billion. Money market accounts totaling $5.90 billion experienced the largest growth, up $637 million or 12 percent over 2000 levels. Savings certificates and passbook and statement savings accounts increased by $316 million or 8 percent and by $170 million or 9 percent over 2000 levels, respectively. Interest checking deposits also experienced an increase of $79 million to $428 million. Other time deposits and deposits in foreign offices totaling $1.56 billion and $2.07 billion decreased by $275 million and $268 million over 2000 levels, respectively.

Demand deposits also decreased $280 million or 9 percent to $2.87 billion. Daily averages and year-to-year comparisons are summarized below.

                                                                                                         INCREASE
                                                                               INCREASE (DECREASE)      (DECREASE)
                                                   DECEMBER 31                    2001 VS. 2000       2000 VS. 1999
                                     ---------------------------------------   -------------------   ----------------
                                        2001          2000          1999         AMOUNT        %       AMOUNT      %
                                        ----          ----          ----         ------        -       ------      -
                                                              (DAILY AVERAGES, IN THOUSANDS)
Demand deposits....................  $ 2,866,518   $ 3,146,273   $ 3,183,193    $(279,755)     (9)   $  (36,920)  (1)
Interest checking deposits.........      427,527       348,608       301,408       78,919      23        47,200   16
Money market accounts..............    5,897,170     5,260,012     4,997,657      637,158      12       262,355    5
Passbook and statement savings
  accounts.........................    1,966,625     1,796,150     1,933,199      170,475       9      (137,049)  (7)
Savings certificates...............    4,069,452     3,753,569     3,486,463      315,883       8       267,106    8
Other time deposits................    1,559,212     1,833,713     1,700,593     (274,501)    (15)      133,120    8
Deposits in foreign offices........    2,071,563     2,340,022     1,627,569     (268,459)    (11)      712,453   44
                                     -----------   -----------   -----------    ---------            ----------
         Total deposits............  $18,858,067   $18,478,347   $17,230,082    $ 379,720       2    $1,248,265    7
                                     ===========   ===========   ===========    =========            ==========

     Interest expense on deposits decreased by $164.7 million or 23 percent in 2001 primarily due to lower interest rates. Interest expense on domestic deposits decreased 18 percent from 2000, while interest on foreign office deposits decreased by 42 percent compared to the prior year. Effective interest rates on both domestic and foreign office interest-bearing deposits are summarized below:

Average Interest Rates Paid

                                                               YEARS ENDED DECEMBER 31
                                                              -------------------------
                                                              2001      2000      1999
                                                              ----      ----      ----
Interest checking deposits..................................  2.00%     2.37%     2.02%
Money market accounts.......................................  2.37      3.46      2.99
Passbook and statement savings accounts.....................  2.52      3.52      3.14
Savings certificates........................................  5.39      5.74      5.11
Other interest-bearing time deposits........................  4.25      6.42      5.19
Time deposits in foreign offices............................  4.17      6.36      4.98
                                                              ----      ----      ----
          Total interest-bearing deposits...................  3.56%     4.79%     4.01%
                                                              ====      ====      ====

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $2.67 billion at December 31, 2001. Total interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $143 million compared to $188 million in 2000 and $147 million in 1999. Virtually all time deposits in foreign offices were in denominations of $100,000 or more.

     The remaining maturity of domestic office certificates of deposit of $100,000 or more is as follows:

Domestic Office Certificates of Deposit

                                                                   DECEMBER 31
                                                             ------------------------
                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Maturities:
  3 months or less.........................................  $1,091   $1,985   $1,772
  3 to 6 months............................................     390      318      305
  6 to 12 months...........................................   1,001      433      324
  Over 12 months...........................................     188      242      146
                                                             ------   ------   ------
          Total............................................  $2,670   $2,978   $2,547
                                                             ======   ======   ======

MONEY MARKET ASSETS AND LIABILITIES

     The Corporation conducts most of its money market activities through HTSB. Average money market assets, consisting primarily of interest-bearing deposits at banks, Federal funds sold and securities purchased under agreement to resell, increased 21 percent to $560 million in 2001 from $462 million in 2000. The average yield on money market assets decreased from 4.85 percent in 2000 to 2.98 percent in 2001. Interest income earned on these assets decreased 25 percent to $16.7 million in 2001. At December 31, 2001, interest-bearing deposits at banks, Federal funds sold and reverse repurchase agreements totaled $196 million, $535 million and zero, respectively, compared to $141 million, $466 million and zero at year-end 2000.

     Money market liabilities, consisting of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, senior notes and other short-term borrowings, represent a managed source of funds for the Corporation. During 2001, money market liabilities averaged $6.34 billion, an decrease of 7 percent from 2000, when money market liabilities averaged $6.86 billion. The average rate paid on these borrowings decreased from 6.18 percent in 2000 to
3.98 percent in 2001, reflecting generally lower short-term interest rates experienced by the market during 2001. At December 31, 2001, repurchase agreements totaled $3.42 billion compared to $3.46 billion at year-end 2000. Federal funds purchased and securities sold under agreement to repurchase consist of overnight Federal funds borrowed and securities sold to banks, brokers and corporations under agreement to repurchase. The repurchase agreements are generally outstanding for periods ranging from one day to six months. The following amounts and rates applied during 2001, 2000, and 1999:

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

                                                                2001          2000          1999
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year........................    $4,130,968    $4,407,585    $4,580,887
Average interest rate of outstanding borrowings at end of
  year...................................................          1.67%         6.10%         4.65%
Highest amount outstanding as of any month-end during the
  year...................................................    $5,025,528    $5,610,183    $4,580,887
Daily average amount outstanding during the year.........    $4,643,411    $4,762,058    $3,695,446
Daily average annualized rate of interest................          3.86%         6.12%         4.80%

     Short-term borrowings consist primarily of term borrowings in excess of three days, term Federal funds purchased and short sales of securities. The following amounts and rates applied during 2001, 2000 and 1999:

Short-Term Borrowings

                                                                2001          2000          1999
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year........................    $  709,012    $1,492,614    $  684,127
Average interest rate of outstanding borrowings at end of
  year...................................................          1.94%         6.72%         6.44%
Highest amount outstanding as of any month-end during the
  year...................................................    $1,317,536    $1,540,611    $1,044,098
Daily average amount outstanding during the year.........    $  646,569    $  989,766    $  512,311
Daily average annualized rate of interest................          4.57%         6.36%         5.16%

     Commercial paper has been sold directly by Bankcorp to a number of investors, including individuals, partnerships, corporations, banks and other financial institutions in various amounts with initial terms not exceeding 270 days. The following amounts and rates applied during 2001, 2000 and 1999:

Commercial Paper

                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Amount outstanding at end of year...........................    $391,752    $366,614    $245,050
Average interest rate of outstanding commercial paper at end
  of year...................................................        1.64%       6.28%       4.67%
Highest amount outstanding as of any month-end during the
  year......................................................    $391,752    $366,614    $332,479
Daily average amount outstanding during the year............    $242,672    $285,156    $286,362
Daily average annualized rate of interest...................        3.86%       6.07%       4.85%

     Senior notes are short- and medium-term notes issued to institutional investors from time-to-time. During 2001, 2000 and 1999 only short-term notes were outstanding. The following amounts and rates applied during 2001, 2000 and 1999:

Senior Notes

                                                                 2001         2000          1999
                                                                 ----         ----          ----
                                                                          (IN THOUSANDS)
Amount outstanding at end of year..........................    $860,000    $  389,500    $1,500,000
Average interest rate of outstanding senior notes at end of
  year.....................................................        2.81%         6.59%         5.40%
Highest amount outstanding as of any month-end during the
  year.....................................................    $985,000    $1,228,000    $1,500,000
Daily average amount outstanding during the year...........    $808,014    $  822,283    $1,322,518
Daily average annualized rate of interest..................        4.21%         6.36%         5.22%

DISTRIBUTION OF LOANS BY TYPE OF BORROWER

SUMMARY

     In 2001, significant year-to-year loan growth occurred among the following loan categories: construction, mortgages secured by residential and commercial property and other installment

                                                              YEARS ENDED DECEMBER 31
                                             ---------------------------------------------------------
                                               2001        2000        1999        1998        1997
                                               ----        ----        ----        ----        ----
                                                                   (IN MILLIONS)
Domestic Loans:
  Manufacturing and processing.............  $ 2,533.4   $ 2,545.2   $ 2,691.2   $ 2,510.7   $ 2,376.6
  Public and private service industries....    2,200.0     2,903.2     2,687.7     2,553.4     2,412.0
  Mining (including oil and gas)...........       22.6        34.2        29.3        12.5        14.7
  Farmers..................................      243.8       186.7       173.1       141.6       166.2
  Individuals (single payment).............      538.2       550.4       486.0       564.4       549.1
  Loans to purchase and carry securities...        9.9        20.1        20.9        23.9        25.6
  State and political subdivisions,
    including industrial revenue bonds.....        6.3         4.2         9.1        12.4        14.0
  Other commercial.........................    1,020.5     1,011.7       939.9       810.7       534.7
                                             ---------   ---------   ---------   ---------   ---------
         Total Commercial..................    6,574.7     7,255.7     7,037.2     6,629.6     6,092.9
                                             ---------   ---------   ---------   ---------   ---------
  Finance companies........................      133.2       153.6       192.8       197.6       219.5
  Commercial banks.........................       48.6        64.9         4.6          --         1.5
  Investment companies.....................       51.1        94.8        94.2       142.8        96.0
  Mortgage companies.......................       17.6        51.8        60.5        90.4        68.4
  Other financial institutions.............      401.6       590.5       769.6       726.4       631.4
                                             ---------   ---------   ---------   ---------   ---------
         Total Financial Institutions......      652.1       955.6     1,121.7     1,157.2     1,016.8
                                             ---------   ---------   ---------   ---------   ---------
         Total Brokers and Dealers.........      163.3       191.9       524.7       522.3       437.3
                                             ---------   ---------   ---------   ---------   ---------
  Construction.............................      488.8       248.9       145.6       184.9       197.4
  Mortgages secured by residential
    property...............................    4,572.8     3,975.0     3,474.9     3,267.0     2,861.7
  Mortgages secured by commercial
    property...............................    1,643.9     1,594.0     1,028.2       820.0       677.8
                                             ---------   ---------   ---------   ---------   ---------
         Total Real Estate.................    6,705.5     5,817.9     4,648.7     4,271.9     3,736.9
                                             ---------   ---------   ---------   ---------   ---------
  Charge card..............................        4.1          --          --          --          --
  Other installment........................    1,802.2     1,277.1     1,055.2       823.8       789.3
                                             ---------   ---------   ---------   ---------   ---------
         Total Installment (to
           individuals)....................    1,806.3     1,277.1     1,055.2       823.8       789.3
                                             ---------   ---------   ---------   ---------   ---------
         Total Lease Financing.............       27.0        27.5        22.9        26.3        34.4
                                             ---------   ---------   ---------   ---------   ---------
         Total Domestic Loans..............   15,928.9    15,525.7    14,410.4    13,431.1    12,107.6
                                             ---------   ---------   ---------   ---------   ---------
Foreign Loans:
  Governments and official institutions....         --          --         0.5         0.8         0.9
  Banks and other financial institutions...       10.0        12.9        10.8        52.9        51.0
  Other, primarily commercial and
    industrial.............................       14.8        11.3        26.9        28.2        37.1
                                             ---------   ---------   ---------   ---------   ---------
         Total Foreign Loans...............       24.8        24.2        38.2        81.9        89.0
                                             ---------   ---------   ---------   ---------   ---------
Less unearned income.......................        0.3         0.4         0.9         1.9         4.4
                                             ---------   ---------   ---------   ---------   ---------
  Loans, net of unearned income............  $15,953.4   $15,549.5   $14,447.7   $13,511.1   $12,192.2
                                             =========   =========   =========   =========   =========

     Average loans increased by 4 percent during 2001 compared to 2000 daily average loans over the last five years were as follows:

                                                          DECEMBER 31
                              -------------------------------------------------------------------
                                 2001          2000          1999          1998          1997
                                 ----          ----          ----          ----          ----
                                                 (DAILY AVERAGES IN THOUSANDS)
Commercial, financial and
  agricultural..............  $ 7,940,958   $ 8,904,376   $ 8,621,860   $ 7,955,876   $ 7,099,644
Real estate construction....      345,230       201,970       162,290       170,997       232,687
Real estate mortgages.......    5,903,295     4,937,322     4,026,187     3,831,882     3,010,950
Installment.................    1,523,083     1,128,638       981,576       902,486       909,105
Charge card.................        1,854            --            --            --       806,085
Foreign.....................       47,384        29,983        33,627        77,010        92,390
Lease financing.............       25,347        23,807        23,183        28,616        35,225
                              -----------   -----------   -----------   -----------   -----------
          Total loans.......   15,787,151    15,226,096    13,848,723    12,966,867    12,186,086
Less unearned income........          347           604         1,294         2,981         5,667
                              -----------   -----------   -----------   -----------   -----------
          Loans, net of
            unearned
            income..........  $15,786,804   $15,225,492   $13,847,429   $12,963,886   $12,180,419
                              ===========   ===========   ===========   ===========   ===========

     Lending is diversified into several categories at the Corporation. Concentrations to individual and related customers are monitored and risks within specific industries are tracked in order to reduce overall exposure. When lending to specialized industries, such as Agribusiness or Futures and Securities, the risks are mitigated by following specifically developed policies and procedures in the underwriting process as well as obtaining security for most of these transactions. Secured and unsecured loans totaled $13.77 billion and $2.19 billion, respectively, of total loans at 2001 year-end.

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

          (2) Fosters an environment where risks incurred are commensurate with qualifications, skills and expertise, possessed by personnel responsible for the related transactions or decisions.

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

     Although the majority of the Corporation's customers are located in the Midwestern region of the United States, this concentration risk is mitigated by a number of factors (see Note 10 to Financial Statements on page 77 for a detailed discussion). Further, the Corporation maintains a watch on the economic health of the region, primarily to address risk in its consumer lending business.

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

     Management places an individual commercial or real estate credit on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due unless the past due amounts are in process of collection and the loan is adequately collateralized. Non-real estate secured open-end consumer loans are charged off when they become 180 days past due, while non-real estate secured closed-end consumer loans are charged off when they become 120 days past due. For consumer loans secured by residential real estate, a current assessment of value is made no later than 180 days past due. Any outstanding loan balance in excess of the value of the property, less cost to sell, is classified "Loss" and charged off.

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

     In addition to risks on earning assets, the Corporation has various commitments and contingent liabilities outstanding that are not reflected on its Consolidated Statements of Condition. Examples of these "off-balance-sheet" items include assets held in trust, loan commitments and letters of credit. Virtually all off-balance-sheet items must conform to the same risk review process as loans and are subject to the Corporation's preset limits on customer and product risk. Various hedging strategies are employed to reduce certain types of exposure. Management reviews the magnitude and quality of outstanding commitments and contingent liabilities.

     The Corporation's exposure to interest rate risk is primarily managed within the Corporation's Treasury Group. The Corporation follows Treasury Group Directives to define the maximum potential exposures that are permissible for activities involving interest rate risk. The Standard is defined in terms of both earnings risk and valuation risk for the Corporation's banking subsidiaries. For further information on interest rate risk, see the Interest Sensitivity section on page 30 of this Report.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

     As of December 31, 2001 non-performing loans represented 1.35% of total loans, as compared to .67% at year-end 2000. Since the total of other assets received in satisfaction of debt are very modest, non-performing assets also measured 1.35% of total loans, versus .69% one year earlier. While the absolute dollars associated with non-performing loans have increased when comparing the years ended December 31, 2000 and December 31, 2001, a contraction in total loans at HTSB magnified the impact of the dollar increase in non-performing loans as a percentage of total loans.

     Non-performing loan and asset levels have been negatively impacted by recessionary economic conditions in the United States, which significantly affected commercial loan quality. These conditions were exacerbated by the events of September 11th, which negatively impacted consumer confidence and deferred recovery from weakened business conditions.

     There are now signs that this economic recovery has commenced and that growth in the U.S. economy will gradually gather strength over the course of 2002. Based on this economic outlook and the predictable lag in its positive effect, we expect a relatively stable level of non-performing loans during the first two quarters of 2002 and to decline somewhat in the second half of the year.

     The Corporation's non-performing loans are all made to domestic borrowers and are not significantly concentrated in any industry category; however, in a general sense, many of the non-performing loans reflect the weakness in the manufacturing sector of the economy.

     Interest shortfall is the difference between the gross amount of interest that would have been recorded if all year-end nonperforming loans had been accruing at their original terms and the cash-basis interest income actually recognized. Interest shortfall was $14.8 million in 2001 compared to $6.1 million in 2000.

                                                        YEARS ENDED DECEMBER 31
                                         -----------------------------------------------------
                                           2001        2000       1999       1998       1997
                                           ----        ----       ----       ----       ----
                                                            (IN THOUSANDS)
Nonaccrual loans.......................  $212,301    $100,916    $25,205    $24,152    $22,729
Restructured loans.....................     2,495       2,949      2,975      1,523        598
                                         --------    --------    -------    -------    -------
          Total nonperforming loans....   214,796     103,865     28,180     25,675     23,327
Other assets received in satisfaction
  of debt..............................     1,020       3,457      1,496        923      1,741
                                         --------    --------    -------    -------    -------
          Total nonperforming assets...  $215,816    $107,322    $29,676    $26,598    $25,068
                                         ========    ========    =======    =======    =======
90-day past due loans, still accruing
  interest (all domestic)..............  $ 27,145    $ 30,652    $39,245    $24,227    $29,178
                                         ========    ========    =======    =======    =======
Gross amount of interest that would
  have been recorded if all year-end
  nonperforming loans had been accruing
  interest at their original terms.....  $ 14,847    $  6,106    $ 1,452    $ 2,072    $ 1,422
Interest income actually recognized....        --          --         --         --         --
                                         --------    --------    -------    -------    -------
          Interest shortfall...........  $ 14,847    $  6,106    $ 1,452    $ 2,072    $ 1,422
                                         ========    ========    =======    =======    =======
Nonperforming loans to total loans at
  year-end.............................      1.35%       0.67%      0.20%      0.19%      0.21%
Nonperforming assets to total loans at
  year-end.............................      1.35        0.69       0.21       0.20       0.23

LOAN CONCENTRATIONS

     Management monitors industry loan concentrations in an effort to maintain a well-diversified loan portfolio. Excluding total mortgage loans, at December 31, 2001 the Corporation's loan portfolio did not include any single industry concentration in excess of 10 percent of total consolidated loans.

     The largest category of the Corporation's loans was domestic commercial, which totaled $6.57 billion, or 41 percent of total outstandings at year-end 2001. Most of these credits were extended to manufacturing and service-related companies. Outstandings to agribusiness and food-related industries represented 26 percent of all manufacturing loans and 4 percent of total consolidated loans. The largest concentration within service-related industries was business and personal, which accounted for 36 percent of all service-related credits and 5 percent of total loans.

     Foreign loans totaled $25 million at year-end 2001, accounting for 0.2 percent of the Corporation's total outstandings.

     Real estate loans, including residential mortgages, totaled $6.71 billion at December 31, 2001, or 42 percent of total outstandings. First and second mortgage loans collateralized by residential property totaled $4.57 billion, or 29 percent of loans. Commercial real estate mortgages and construction loans totaled $2.13 billion at the end of 2001, representing 13 percent of loans. Further details on the Corporation's commercial real estate outstandings can be found below.

COMMERCIAL REAL ESTATE

     The commercial real estate market in certain areas of the country has historically experienced depressed conditions from time to time. In the past, many banks with loans to borrowers in this industry have reported large increases in nonperforming assets and corresponding increases in their allowances for loan losses resulting from commercial real estate transactions. This phenomenon tends to be cyclical and varies by location.

     As of December 31, 2001, the Corporation, primarily through its banking subsidiaries, had outstanding commercial real estate loans of approximately $2.3 billion, which included both construction loans and commercial credits collateralized by commercial real estate. The vast majority of these loans are collateralized by real estate located in the Chicago metropolitan area. Of the outstanding commercial real estate loans, approximately $81 million were classified as nonperforming assets representing less than 1 percent of total consolidated loans. There were no material charge-offs related to commercial real estate loans during 2001 or 2000. Management does not currently anticipate the need to increase its allowance for possible loan losses to reflect potential charge-offs in its commercial real estate loan portfolio.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The loan loss reserve represents an aggregation of the subsidiary banks' reserves. Accounting and Regulatory guidance requires that each institution's loan loss reserve (or, allowance for loan and lease losses) be maintained at a level that is adequate to absorb all estimated inherent losses in the Bank's loan and lease portfolio. Therefore, the Corporation's reserve incorporates all existing, significant issues affecting repayment capacity. Importantly, as the loan loss reserve is a general reserve for unconfirmed losses, it is the Corporation's policy to charge-off any confirmed losses in the portfolio upon identification.

     The Corporation's approach to evaluating reserve adequacy is wholly consistent with the fundamental tenets of regulatory and accounting guidance. As part of the process of determining the level of expected losses within each entity's loan and lease portfolio, and, thus, the appropriate level for the loan loss reserve, management undertakes a conservative analysis to ensure that the reserve appropriately reflects a margin for the imprecision inherent in most estimates of expected credit losses. This analysis incorporates two principal elements: quantitative and qualitative analysis. In its quantitative analysis, each entity is required to segment its loans into discrete loan pools of similar risk content. (Segmentation is typically determined by risk rating for commercial and commercial real estate loans, and on a pooled basis for all consumer loans, generally on the basis of product type. Segmentation may be altered based upon changes in strategy or risk characteristics within a given loan pool.) The entity, then, utilizes a migration analysis to determine the historical Expected Loss contained within its loan pools. The Expected Loss within each pool represents the loss associated with specific loans in each particular loan pool as of January 1st which migrate to loss over the ensuing twelve month period (duration of the loan for classified credits). Critical to the effective establishment of proper expected loss rates for each loan pool is a thorough understanding of the entity's asset quality and the associated trends, such as changing portfolio fundamentals (e.g., changes in the volume and severity of non-performing loans, historical charge-off and provision experience, etc.). This assessment is performed via the evaluation of eight specific qualitative factors, as outlined in regulatory guidance. This qualitative assessment provides support for the determination of the appropriate migration period, as well as adjustments, if necessary, to historical loss rates in light of current trends and conditions. The evaluation of these eight qualitative factors also provides necessary support for maintaining an excess of total reserves over expected loss to account for any internal or external information received which is not yet reflected in the historical loss factors or risk ratings. The results of this combined assessment are then used to assess the level of expected loss within the entity's portfolio, along with a margin for the imprecision inherent in most estimates of expected credit losses.

     Peer ratio analysis is utilized as a supplemental check for the overall reasonableness of the institution's loan loss reserve assessment. Given that such an analysis is not, on its own, a sufficient basis for determining the adequacy of the loan loss reserve, the Corporation undertakes a separate, comprehensive analysis of each portfolio and the factors affecting loan and lease collectibility, as outlined above.

     A critical component of establishing and maintaining adequate reserve protection is the entity's capability to recognize and report changes in its risk profile (specifically, identifying potential problem loan situations) in an accurate and timely manner. Accordingly, the Corporation maintains an effective risk rating system by which it is able to identify, monitor and manage asset quality issues.

     All the Corporation's entities are required to assess their provisioning methodologies no less frequently than annually, and must review and ratify their provisions on a quarterly basis. The adequacy of provisioning is assessed relative to a variety of factors, including, but not limited to: the results of the qualitative analysis (including trends in qualitative factors that may impact future quarters' asset quality); forecasts of loan portfolio growth (including concentrations); economic conditions; trends in expected loss (as indicated in risk ratings and actual loss experience, as amended for qualitative factors) which may impact future quarters' charge-offs; and, trends in peer ratios and asset quality that may portend weakening industry segments.

     On a regular basis, management identifies portions of specific commercial and real estate credits as "doubtful." These credits include loans where less than full repayment is reasonably predictable, the loan is classified as nonaccrual and the borrower is experiencing serious financial problems. Approximately 33 percent, 21 percent and 6 percent of the consolidated allowance for possible loan losses was represented by doubtful portions of loans at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Corporation had identified $97.8 million as potential losses in loans internally categorized as doubtful, compared to $42.8 million at year-end 2000. The increased level of loans categorized as doubtful at December 31, 2001 related directly to the increase in nonperforming assets in 2001. See the Nonaccrual, Restructured and Past Due Loans section on page 41 of this Report for further discussion.

     At December 31, 2001 and 2000, the Corporation designated all of the allocated portion of the allowance to cover total domestic credit exposure only; accordingly, no allocation was deemed necessary for foreign exposure.

     During 2001, the provision for loan losses increased to $220.1 million, compared to $34.1 million in 2000. The 2001 provision included a special third quarter charge of $125 million for Bankcorp ($121 million for HTSB and $4 million for Harris Bank Barrington). The increase in provision was necessary due to the economic deterioration experienced in 2001, which was primarily centered in the Commercial & Industrial loan portfolios. At year-end 2001, the allowance for possible loan losses was $292 million, or 1.83 percent of total loans outstanding, compared to $170 million or 1.10 percent of total loans in 2000. The provision for loan losses is established and reviewed based on the following criteria: current economic trends, current status of loan portfolio, Federal regulatory requirements, expected net charge-offs and peer group analysis. With regard to establishing the provision and as a monitoring tool, the ratio of the allowance for possible loan losses to total loans and the ratio of the allowance for possible loan losses to nonperforming loans are evaluated on a regular basis. At year-end 2001, the ratios of the allowance for possible loan losses to total loans and to nonperforming loans were 1.83 percent and 136 percent, respectively.

     Net charge-offs in 2001 were $104.5 million, or 0.66 percent of average loans outstanding as compared to $26.3 million, or 0.17 percent of average loans outstanding in 2000. Net charge-offs of domestic commercial loans amounted to $98.5 million in 2001, or 1.33 percent of average domestic commercial loans outstanding, an increase from $23.4 million, or 0.24 percent of average domestic commercial loans outstanding in 2000. Installment loans, including real estate mortgages, had net charge-offs of $6.1 million in 2001, or 0.07 percent of average outstandings, and $2.9 million or 0.05 percent of average outstandings in 2000. Over the five-year period ending December 31, 2001, combined net charge-offs for the total portfolio were 0.34 percent of average total loans outstanding.

     The Federal Reserve Board has established rules requiring banking institutions to establish special reserves against the risks presented in certain international assets, as determined by the Board. At December 31, 2001 and 2000, the Corporation was not required to maintain any special reserve under the aforementioned regulation.

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

Allocation of the Allowance for Possible Loan Losses

                                   2001                        2000                        1999
                         -------------------------   -------------------------   -------------------------
                                     LOAN CATEGORY               LOAN CATEGORY               LOAN CATEGORY
                                       AS A % OF                   AS A % OF                   AS A % OF
                         ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS
                         ---------   -------------   ---------   -------------   ---------   -------------
                                                          (IN THOUSANDS)
Allocated Portion:
  Commercial...........  $208,980         59.5%      $119,123         65.9%      $ 70,235         68.2%
  Retail...............     8,983         40.3         12,944         34.0          7,444         31.5
  Foreign..............        --          0.2             --          0.1             --          0.3
                         --------        -----       --------        -----       --------        -----
Total Allocated
  Portion..............   217,963        100.0%       132,067        100.0%        77,679        100.0%
                                         =====                       =====                       =====
Unallocated Portion....    74,315          N/A         38,350          N/A         84,455          N/A
                         --------                    --------                    --------
       Total...........  $292,278                    $170,417                    $162,134
                         ========                    ========                    ========

Analysis of Allowance for Possible Loan Losses

                                                        YEARS ENDED DECEMBER 31
                                  -------------------------------------------------------------------
                                     2001          2000          1999          1998          1997
                                     ----          ----          ----          ----          ----
                                                            (IN THOUSANDS)
Beginning balance...............  $   170,417   $   162,134   $   153,484   $   143,586   $   154,787
                                  -----------   -----------   -----------   -----------   -----------
Charge-offs:
  Commercial, financial and
     agricultural...............      100,726        27,555        18,925        23,090        17,215
  Real estate construction......           --            --            --             1           757
  Installment and real estate
     mortgages..................       11,022         7,415         9,385        10,291         7,271
  Charge card...................           --            --            --            --        58,897
                                  -----------   -----------   -----------   -----------   -----------
          Total charge-offs.....      111,748        34,970        28,310        33,382        84,140
                                  -----------   -----------   -----------   -----------   -----------
Recoveries:
  Commercial, financial and
     agricultural...............        2,249         4,106         4,899         9,088         5,343
  Real estate construction......           --            --            --            --           673
  Installment and real estate
     mortgages..................        4,951         4,540         4,181         3,374         1,502
  Charge card...................           --            --            --            --         5,894
                                  -----------   -----------   -----------   -----------   -----------
          Total recoveries......        7,200         8,646         9,080        12,462        13,412
                                  -----------   -----------   -----------   -----------   -----------
          Net charge-offs.......      104,548        26,324        19,230        20,920        70,728
                                  -----------   -----------   -----------   -----------   -----------
Provisions charged to expense:
  Domestic......................      220,135        34,052        27,880        30,818        59,527
  Foreign.......................           --            --            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
          Total provisions......      220,135        34,052        27,880        30,818        59,527
                                  -----------   -----------   -----------   -----------   -----------
Allowance related to acquired
  loans.........................        6,274           555            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
Ending balance..................  $   292,278   $   170,417   $   162,134   $   153,484   $   143,586
                                  ===========   ===========   ===========   ===========   ===========
Net loans, end of period........  $15,953,439   $15,549,468   $14,447,674   $13,511,091   $12,192,237
                                  ===========   ===========   ===========   ===========   ===========
Net loans, daily averages.......  $15,761,457   $15,225,492   $13,847,429   $12,963,886   $12,180,419
                                  ===========   ===========   ===========   ===========   ===========
Ratios:
  Net charge-offs to average
     loans outstanding..........         0.66%         0.17%         0.14%         0.16%         0.58%
  Allowance for possible loan
     losses to loans outstanding
     (end of period)............         1.83          1.10          1.12          1.14          1.18
  Allowance for possible loan
     losses to nonperforming
     loans (end of period)......          136           164           575           598           616
  Allowance for possible loan
     losses to nonperforming
     assets.....................          135           159           546           577           573
  Net charge-offs to allowance
     for possible loan losses
     (beginning of period)......           61            16            13            15            46

INTERNATIONAL BANKING

SUMMARY

     International banking services of the Corporation include extension of foreign credits, foreign exchange trading activities and dealings in Eurocurrencies. These services are conducted through the Chicago headquarters; the Nassau branch office; and HBIC.

     International banking services contributed $17.5 million, or 11 percent, of the Corporation's 2001 consolidated net income, compared to $22.7 million or 7 percent in 2000. International operating income was $47.5 million in 2001 and represented 2 percent of the Corporation's total operating income. In both 2000 and 1999, international operating income represented 2 percent of the Corporation's total operating income. Assets and liabilities associated with foreign domiciled customers are summarized as follows:

Foreign Assets and Liabilities

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Loans:
  Governments and official institutions.....................  $     --   $     --   $    504
  Banks and other financial institutions....................    10,039     12,913     10,751
  Other, primarily commercial and industrial................    14,773     11,300     26,890
                                                              --------   --------   --------
          Total loans.......................................    24,812     24,213     38,145
                                                              --------   --------   --------
Deposits in banks located outside the United States:
  Interest-bearing..........................................   195,722    157,750    239,832
  Other.....................................................     2,401     14,581      4,704
                                                              --------   --------   --------
          Total deposits in banks...........................   198,123    172,331    244,536
                                                              --------   --------   --------
Acceptances and other identifiable assets...................     5,806     37,075     39,616
                                                              --------   --------   --------
          Total identifiable foreign assets.................  $228,741   $233,619   $322,297
                                                              ========   ========   ========
Deposit liabilities:
  Banks located in foreign countries........................  $ 53,180   $ 80,369   $ 83,014
  Foreign governments and official institutions.............        --         --         --
  Other demand..............................................   125,213    144,932    106,209
  Other time and savings....................................   110,097    103,073     74,707
                                                              --------   --------   --------
          Total deposit liabilities.........................   288,490    328,374    263,930
Short-term borrowings.......................................   321,886    418,426    143,333
Acceptances outstanding.....................................     5,789     27,415     39,447
                                                              --------   --------   --------
          Total identifiable foreign liabilities............  $616,165   $774,215   $446,710
                                                              ========   ========   ========

GEOGRAPHIC DISTRIBUTION

     As of year-end 2001, substantially all international loans, interest-bearing deposits at banks and deposits in foreign offices represented U.S. dollar claims The geographical distribution of international loans and interest-bearing deposits at banks is presented in the following table:

International Banking by Domicile of Obligor

                                             INTERNATIONAL LOANS
                                             --------------------   INTEREST-BEARING
                                             DOMESTIC    FOREIGN      DEPOSITS AT
                                              OFFICES    OFFICES         BANKS          TOTAL      %
                                             --------    -------    ----------------    -----      -
                                                                  (IN THOUSANDS)
DECEMBER 31, 2001
Continental Europe.........................   $   279    $ 1,850        $  8,433       $ 10,562     5
Pacific and Far East.......................        --        218          66,350         66,568    30
United Kingdom and Ireland.................     1,085      1,686          16,297         19,068     9
Western Hemisphere (excluding U.S. and
  Canada)..................................       180         21          51,656         51,857    23
Canada.....................................    14,543         --          51,461         66,004    30
Middle East and Africa.....................        --      4,950           1,525          6,475     3
                                              -------    -------        --------       --------   ---
          Total international banking......   $16,087    $ 8,725        $195,722       $220,534   100
                                              =======    =======        ========       ========   ===
DECEMBER 31, 2000
Continental Europe.........................   $   389    $   164        $ 14,170       $ 14,723     8
Pacific and Far East.......................        --      7,038          70,010         77,048    42
United Kingdom and Ireland.................       226      1,504          38,287         40,017    22
Western Hemisphere (excluding U.S. and
  Canada)..................................     7,095      4,017          32,171         43,283    24
Canada.....................................     3,738         --           3,112          6,850     4
Middle East and Africa.....................        --         42              --             42    --
                                              -------    -------        --------       --------   ---
          Total international banking......   $11,448    $12,765        $157,750       $181,963   100
                                              =======    =======        ========       ========   ===
DECEMBER 31, 1999
Continental Europe.........................   $10,483    $   213        $ 28,333       $ 39,029    14
Pacific and Far East.......................        --         --         135,968        135,968    49
United Kingdom and Ireland.................     1,744        214          24,827         26,785    10
Western Hemisphere (excluding U.S. and
  Canada)..................................    10,589        504          30,881         41,974    15
Canada.....................................     4,156         --          18,914         23,070     8
Middle East and Africa.....................        --     10,242             909         11,151     4
                                              -------    -------        --------       --------   ---
          Total international banking......   $26,972    $11,173        $239,832       $277,977   100
                                              =======    =======        ========       ========   ===

FOURTH QUARTER 2001 COMPARED WITH FOURTH QUARTER 2000

     Net income for the fourth quarter of 2001 was $60.4 million, down 36 percent from fourth quarter 2000 earnings of $94.5 million. Quarter-to-quarter comparative results were affected by the sale in first quarter 2000 of the corporate trust business and related charges, the fourth quarter 2000 sale of the merchant card business and related operating results, and a special $9 million 2001 fourth quarter charge for impairment of certain equity securities. Excluding the effect of these items, 2001 fourth quarter earnings were $67.4 million representing an 11 percent increase over fourth quarter 2000. Excluding the current quarter special charge, gain on merchant card business, and operating results for businesses sold in 2000, Cash ROE and cash ROA for the fourth quarter 2001 were 16.85 percent and 1.01 percent, respectively, compared to cash ROE and cash ROA of 16.79 percent and 0.89 percent, respectively, in the same quarter a year ago.

     Fourth quarter 2001 net interest income on a fully taxable equivalent basis was $211.6 million, up $33.3 million or 19 percent from $178.4 million in 2000's fourth quarter. Average earning assets declined $448 million to $25.43 billion from $25.88 billion in fourth quarter 2000. Consumer, mortgage and small business loans grew by $1.6 billion or 23 percent, of which 8 percent was attributable to the acquisition of Joliet in third quarter 2001. Growth in these loans was offset by a decrease in corporate loans, money market assets and investment securities. Net interest margin rose from 2.75 percent to 3.31 percent, primarily reflecting the impact of the declining interest rate environment in 2001 and a higher mix of retail funding.

     Noninterest income was $110.5 million in the current quarter compared to $162.7 million in the fourth quarter 2000. Excluding the effect of gains and related operating revenue from businesses sold in 2000 and the $9.0 million special write-off for impaired equity securities, noninterest income rose 16 percent quarter-to-quarter. This increase was primarily attributable to higher service charges on deposits, gains on mortgage sales and higher foreign exchange income. In the current quarter, service fees and charges increased $7.1 million and merchant, charge card fees decreased $2.8 million, and foreign exchange income increased $2.1 million. Securities gains were $9.9 million in fourth quarter 2001 compared to $8.9 million in the fourth quarter 2000. Other income, which includes syndication fees, income from tax advantaged investments, gains on mortgage sales, other gains and fee income, and excluding the special write-off for impaired equity securities, increased $7.5 million from 2000.

     Fourth quarter 2001 noninterest expenses of $206.0 million rose 14 percent from fourth quarter last year. Excluding post-acquisition operating expenses for Joliet and expenses associated with businesses sold in 2000, noninterest expenses increased 9 percent, reflecting expansion initiatives in our retail, private client and corporate and investment banking businesses. Employment expense increased $11.5 million, or 12 percent from the prior year. Income taxes declined $19.4 million during the current quarter, reflecting lower pretax income compared to last year's fourth quarter which included a $60.2 million gain on the sale of the merchant card business.

     The fourth quarter 2001 provision for loan losses of $24.8 million was up from $12.8 million in the fourth quarter of 2000. Net loan charge-offs during the current quarter were $28.5 million, compared to $13.5 million in the same period last year, reflecting higher write-offs primarily in the corporate loan portfolio.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPLEMENTARY DATA

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  SUMMARY OF EARNINGS AND NET INTEREST INCOME

                                                            2001
                                              ---------------------------------
                                               4TH      3RD      2ND      1ST
                                               QTR.     QTR.     QTR.     QTR.
                                               ----     ----     ----     ----
                                              (FULLY TAXABLE EQUIVALENT (FTE) BASIS, IN MILLIONS EXCEPT RATIOS AND PER SHARE DATA)
Interest income.............................  $351.8   $396.5   $421.8   $456.6
Interest expense............................   148.1    201.3    237.2    282.7
                                              ------   ------   ------   ------
Net Interest Income.........................   203.7    195.2    184.6    173.9
FTE adjustment..............................     7.9      8.5      9.4     10.1
                                              ------   ------   ------   ------
Net interest income --
 FTE basis..................................   211.6    203.7    194.0    184.0
Provision for loan losses...................    24.8    153.3     26.0     16.0
                                              ------   ------   ------   ------
Net Interest Income after Provision for Loan
 Losses.....................................   186.8     50.4    168.0    168.0
                                              ------   ------   ------   ------
Noninterest Income
 Trust and investment management fees.......    29.1     29.5     30.6     29.8
 Money market and bond trading..............     2.7      4.2      4.4      5.5
 Foreign exchange...........................     3.6      1.9      1.7      1.7
 Merchant and charge card fees..............      --       --       --      0.1
 Service fees and charges...................    34.1     32.8     29.2     27.5
 Securities gains...........................     9.9     10.4      9.5     13.2
 Gain on sale of corporate trust business...      --       --       --       --
 Gain on sale of merchant card business.....      --       --       --       --
 Bank-owned insurance.......................    12.1     11.9     11.7     11.6
 Foreign fees...............................     5.8      5.3      5.3      5.1
 Other......................................    13.2     24.2     15.2     18.8
                                              ------   ------   ------   ------
       Total noninterest income.............   110.5    120.2    107.6    113.3
                                              ------   ------   ------   ------
Noninterest Expenses Employment.............   110.7    116.0    109.9    105.8
 Net occupancy..............................    10.9     13.7     13.9     12.8
 Equipment..................................    17.0     14.3     14.2     13.9
 Marketing..................................    10.3     10.9      9.6      7.5
 Communication and delivery.................     6.3      5.7      5.5      5.3
 Deposit insurance..........................     0.8      0.8      0.8      0.8
 Expert services............................     7.9      8.3      6.5      5.3
 Contract programming.......................    11.7      7.7      5.4      6.7
 Other......................................    22.3     18.6      9.4     19.9
                                              ------   ------   ------   ------
                                               197.9    196.0    175.2    178.0
 Goodwill and other valuation intangibles...     8.1      7.3      6.5      6.4
       Total noninterest expenses...........   206.0    203.4    181.7    184.4
                                              ------   ------   ------   ------
FTE income -- pretax........................    91.3    (32.8)    93.9     96.9
Applicable income taxes.....................    23.0    (21.1)    22.8     22.8
FTE adjustment..............................     7.9      8.5      9.4     10.1
                                              ------   ------   ------   ------
Net Income (loss)...........................    60.4    (20.2)    61.7     64.0
Dividends on preferred stock................     4.5      4.5      4.5      4.5
                                              ------   ------   ------   ------
Net income (loss) applicable to common
 stock......................................  $ 55.9   $(24.7)  $ 57.2   $ 59.5
                                              ======   ======   ======   ======
Earnings per common share (based on average
 shares outstanding)........................  $ 8.39   $(3.71)  $ 8.59   $ 8.92
                                              ======   ======   ======   ======
Net Interest Margin
 Yield on earning assets....................    5.62%    6.26%    6.84%    7.47%
 Rate on supporting liabilities.............    2.31     3.11     3.76     4.53
                                              ------   ------   ------   ------
 Net interest margin........................    3.31%    3.15%    3.08%    2.94%
                                              ======   ======   ======   ======

                                                            2000                                1999
                                              ---------------------------------   ---------------------------------
                                               4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST
                                               QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
                                               ----     ----     ----     ----     ----     ----     ----     ----
                                            (FULLY TAXABLE EQUIVALENT (FTE) BASIS, IN MILLIONS EXCEPT RATIOS AND PER SHARE DATA)
Interest income.............................  $496.9   $483.0   $457.4   $430.2   $411.6   $381.8   $367.9   $357.0
Interest expense............................   329.5    319.7    295.0    267.2    248.8    224.8    215.6    209.2
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income.........................   167.4    163.3    162.4    163.0    162.8    157.0    152.3    147.8
FTE adjustment..............................    11.0     10.8     10.8     10.3     10.3      9.7      9.5      9.3
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net interest income --
 FTE basis..................................   178.4    174.1    173.2    173.3    173.1    166.7    161.8    157.1
Provision for loan losses...................    12.8      7.3      7.3      6.6      5.5      6.8      7.3      8.3
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net Interest Income after Provision for Loan
 Losses.....................................   165.6    166.8    165.9    166.7    167.6    159.9    154.5    148.8
                                              ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Income
 Trust and investment management fees.......    29.8     29.8     30.8     38.2     39.6     41.3     37.7     38.0
 Money market and bond trading..............     3.2      2.5      2.8      0.4      2.0      3.9      1.1      1.9
 Foreign exchange...........................     1.4      1.9      2.1      1.8      2.2      1.9      1.8      2.5
 Merchant and charge card fees..............     2.8      6.3      6.8      5.4      8.0      8.1      8.2      6.1
 Service fees and charges...................    27.0     30.2     29.9     30.1     32.2     32.6     30.4     29.5
 Securities gains...........................     8.9      3.1      3.0       --       --      0.1      6.2      8.2
 Gain on sale of corporate trust business...    (3.2)      --       --     50.2       --       --       --       --
 Gain on sale of merchant card business.....    60.2       --       --       --       --       --       --       --
 Bank-owned insurance.......................    11.8     11.3     11.2     10.8     10.7     10.2     10.7      9.8
 Foreign fees...............................     4.6      4.0      7.5      5.0      4.4      4.4      4.4      5.6
 Other......................................    16.2     19.4     15.6     13.6     16.1     18.0     21.9     19.9
                                              ------   ------   ------   ------   ------   ------   ------   ------
       Total noninterest income.............   162.7    108.5    109.7    155.5    115.2    120.5    122.4    121.5
                                              ------   ------   ------   ------   ------   ------   ------   ------
Noninterest Expenses Employment.............    99.2    102.3    108.0    108.8    111.9    110.8    111.4    109.7
 Net occupancy..............................    13.9     13.5     14.6     13.7     13.4     14.7     14.0     10.5
 Equipment..................................    14.1     13.6     13.5     14.9     16.9     15.8     15.8     15.1
 Marketing..................................     9.1      9.3      7.2      6.0      9.8      8.3      6.9      6.4
 Communication and delivery.................     6.7      5.8      6.1      5.2      6.9      5.8      6.2      6.9
 Deposit insurance..........................     0.8      0.8      0.8      0.8      0.9      0.8      0.9      0.9
 Expert services............................     6.8      5.1      5.3      5.9      6.4      5.7      9.0      7.5
 Contract programming.......................     5.2      4.4      4.5      3.5      3.2      3.5      2.2      3.3
 Other......................................    18.3     16.2     15.4     18.7     20.0     23.6     19.1     20.1
                                              ------   ------   ------   ------   ------   ------   ------   ------
                                               174.1    171.0    175.4    177.5    189.4    189.0    185.5    180.4
 Goodwill and other valuation intangibles...     6.3      6.3      6.3      6.5      6.6      6.5      6.5      6.3
       Total noninterest expenses...........   180.4    177.3    181.7    184.0    196.0    195.5    192.0    186.7
                                              ------   ------   ------   ------   ------   ------   ------   ------
FTE income -- pretax........................   147.9     98.0     93.9    138.2     86.8     84.9     84.9     83.6
Applicable income taxes.....................    42.4     24.1     23.0     40.8     18.7     17.2     19.2     19.9
FTE adjustment..............................    11.0     10.8     10.8     10.3     10.3      9.7      9.5      9.3
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net Income (loss)...........................    94.5     63.1     60.1     87.1     57.8     58.0     56.2     54.4
Dividends on preferred stock................     4.5      4.5      4.5      4.5      4.5      4.5      4.5      4.5
                                              ------   ------   ------   ------   ------   ------   ------   ------
Net income (loss) applicable to common
 stock......................................  $ 90.0   $ 58.6   $ 55.6   $ 82.6   $ 53.3   $ 53.5   $ 51.7   $ 49.9
                                              ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common share (based on average
 shares outstanding)........................  $13.50   $ 8.79   $ 8.34   $12.39   $ 7.99   $ 8.03   $ 7.76   $ 7.49
                                              ======   ======   ======   ======   ======   ======   ======   ======
Net Interest Margin
 Yield on earning assets....................    7.81%    7.78%    7.54%    7.28%    7.03%    6.86%    6.71%    6.83%
 Rate on supporting liabilities.............    5.06     5.04     4.75     4.41     4.15     3.94     3.83     3.90
                                              ------   ------   ------   ------   ------   ------   ------   ------
 Net interest margin........................    2.75%    2.74%    2.79%    2.87%    2.88%    2.92%    2.88%    2.93%
                                              ======   ======   ======   ======   ======   ======   ======   ======

            Rows may not add to annual amounts because of rounding.

                              FINANCIAL STATEMENTS

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   2001          2000          1999
                                                                   ----          ----          ----
                                                                    (IN THOUSANDS EXCEPT PER SHARE
                                                                                DATA)
INTEREST INCOME
Loans, including fees.......................................    $1,122,823    $1,274,791    $1,028,559
Money market assets:
 Deposits at banks..........................................         3,553         5,589         1,486
 Federal funds sold and securities purchased under agreement
   to resell................................................        13,150        16,817        12,403
Trading account.............................................         3,514         3,522         4,054
Securities available-for-sale:
 U.S. Treasury and Federal agency...........................       447,628       529,853       437,684
 State and municipal........................................        24,539        25,072        25,446
 Other......................................................        11,593        11,893         8,691
                                                                ----------    ----------    ----------
 Total interest income......................................     1,626,800     1,867,537     1,518,323
                                                                ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................       567,010       731,743       560,856
Short-term borrowings.......................................       218,085       371,831       217,642
Senior notes................................................        33,997        52,309        69,027
Minority interest -- dividends on preferred stock of
 subsidiary.................................................        18,438        18,437        18,437
Long-term notes.............................................        31,906        37,058        32,486
                                                                ----------    ----------    ----------
 Total interest expense.....................................       869,436     1,211,378       898,448
                                                                ----------    ----------    ----------
Net Interest Income.........................................       757,364       656,159       619,875
Provision for loan losses...................................       220,135        34,052        27,880
                                                                ----------    ----------    ----------
 Net Interest Income after Provision for Loan Losses........       537,229       622,107       591,995
                                                                ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees........................       118,982       128,579       156,577
Money market and bond trading...............................        16,818         8,974         8,893
Foreign exchange............................................         8,833         7,225         8,314
Merchant and charge card fees...............................           151        21,199        30,440
Service fees and charges....................................       123,654       117,196       124,706
Securities gains............................................        43,057        15,015        14,553
Gain on sale of corporate trust business....................            --        46,993            --
Gain on sale of merchant card business......................            --        60,162            --
Bank-owned insurance........................................        47,226        45,076        41,414
Foreign fees................................................        21,540        21,174        18,865
Other.......................................................        71,453        64,781        75,902
                                                                ----------    ----------    ----------
 Total noninterest income...................................       451,714       536,374       479,664
                                                                ----------    ----------    ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................       375,736       351,879       368,818
Pension, profit sharing and other employee benefits.........        66,690        66,383        74,909
Net occupancy...............................................        51,350        55,616        52,617
Equipment...................................................        59,364        56,153        63,695
Marketing...................................................        38,326        31,697        31,395
Communication and delivery..................................        22,796        23,847        25,808
Expert services.............................................        28,048        23,044        28,601
Contract programming........................................        31,479        17,589        12,195
Other.......................................................        73,453        71,866        86,317
                                                                ----------    ----------    ----------
                                                                   747,242       698,074       744,355
Goodwill and other valuation intangibles....................        28,295        25,409        25,828
                                                                ----------    ----------    ----------
 Total noninterest expenses.................................       775,537       723,483       770,183
                                                                ----------    ----------    ----------
Income before income taxes..................................       213,406       434,998       301,476
Applicable income taxes.....................................        47,434       130,171        74,932
                                                                ----------    ----------    ----------
Net Income..................................................       165,972       304,827       226,544
Dividends on preferred stock................................        18,044        18,044        18,044
                                                                ----------    ----------    ----------
Net income applicable to common stock.......................    $  147,928    $  286,783    $  208,500
                                                                ==========    ==========    ==========
Basic Earnings per Common Share (based on 6,667,490 average
 shares outstanding)
 Net income applicable to common stock......................        $22.19        $43.01        $31.27
                                                                ==========    ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Net income..................................................  $165,972   $304,827   $ 226,544
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change.................    (7,976)        --          --
     Net unrealized gain on derivative instruments, net of
       tax expense of $4,684 in 2001 and zero in 2000.......     7,976         --          --
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising during
       period, net of tax expense/(benefit) of $49,901 in
       2001, $104,160 in 2000 and ($128,131) in 1999........    74,500    159,037    (194,193)
     Less reclassification adjustment for realized gains
       included in income statement, net of tax expense of
       $16,744 in 2001, $5,837 in 2000 and $5,661 in 1999...   (26,313)    (9,178)     (8,892)
                                                              --------   --------   ---------
  Other comprehensive income (loss).........................    48,187    149,859    (203,085)
                                                              --------   --------   ---------
  Comprehensive income......................................  $214,159   $454,686   $  23,459
                                                              ========   ========   =========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                                 ----          ----
                                                                    (IN THOUSANDS
                                                                 EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................  $ 1,275,519   $ 1,362,655
Money market assets:
  Interest-bearing deposits at banks........................      195,880       141,430
  Federal funds sold and securities purchased under
    agreement to resell.....................................      535,475       466,273
Securities available-for-sale (including $3.45 billion and
  $3.30 billion of securities pledged as collateral for
  repurchase agreements at December 31, 2001 and December
  31, 2000, respectively)...................................    8,798,745     9,125,654
Trading account assets......................................       96,045        68,925
Loans, net of unearned income...............................   15,953,439    15,549,468
Allowance for possible loan losses..........................     (292,278)     (170,417)
                                                              -----------   -----------
        Net loans...........................................   15,661,161    15,379,051
Premises and equipment......................................      409,303       392,709
Customers' liability on acceptances.........................       13,365        34,100
Bank-owned insurance........................................      952,225       906,103
Loans held for sale.........................................      121,588       242,271
Goodwill and other valuation intangibles....................      358,395       234,714
Other assets................................................      628,406       612,591
                                                              -----------   -----------
        Total assets........................................  $29,046,107   $28,966,476
                                                              ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........    3,545,041     3,392,432
                         -- interest-bearing................   13,996,490    13,385,450
Deposits in foreign offices  -- noninterest-bearing.........       38,063        34,780
                         -- interest-bearing................    1,646,755     2,302,314
                                                              -----------   -----------
        Total deposits......................................   19,226,349    19,114,976
Federal funds purchased.....................................      715,599       952,449
Securities sold under agreement to repurchase...............    3,415,369     3,455,136
Commercial paper outstanding................................      391,752       366,614
Short-term borrowings.......................................      709,012     1,492,614
Short-term notes -- senior..................................      860,000       389,500
Acceptances outstanding.....................................       13,365        34,100
Accrued interest, taxes and other expenses..................      398,852       277,778
Other liabilities...........................................      196,723        68,102
Minority interest -- preferred stock of subsidiary..........      250,000       250,000
Long-term notes -- senior...................................      250,000            --
Long-term notes -- subordinated.............................      421,972       534,899
                                                              -----------   -----------
        Total liabilities...................................   26,848,993    26,936,168
                                                              -----------   -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................      200,000       200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares; issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................       45,000        45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................       53,340        53,340
Surplus.....................................................      769,351       534,660
Retained earnings...........................................    1,092,052     1,208,124
Accumulated other comprehensive income (loss)...............       37,371       (10,816)
                                                              -----------   -----------
        Total stockholder's equity..........................    2,197,114     2,030,308
                                                              -----------   -----------
        Total liabilities and stockholder's equity..........  $29,046,107   $28,966,476
                                                              ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                    COMPREHENSIVE       TOTAL
                                 SERIES A          SERIES B       COMMON                RETAINED       INCOME       STOCKHOLDER'S
                              PREFERRED STOCK   PREFERRED STOCK    STOCK    SURPLUS     EARNINGS       (LOSS)          EQUITY
                              ---------------   ---------------   ------    -------     --------    -------------   -------------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31,
  1998......................     $200,000           $45,000       $53,340   $518,639   $  940,610     $  42,410      $1,799,999
  Contribution to capital
    surplus.................           --                --           --       2,786           --            --           2,786
  Net income................           --                --           --          --      226,544            --         226,544
  Cash dividends -- Series A
    preferred stock
    ($72,500.00 per
    share)..................           --                --           --          --      (14,500)           --         (14,500)
  Cash dividends -- Series B
    preferred stock
    ($78,750.00 per
    share)..................           --                --           --          --       (3,544)           --          (3,544)
  Cash dividends -- common
    stock ($11.13 per
    share)..................           --                --           --          --      (74,200)           --         (74,200)
  Other comprehensive
    loss....................           --                --           --          --           --      (203,085)       (203,085)
                                 --------           -------       -------   --------   ----------     ---------      ----------
Balance at December 31,
  1999......................      200,000            45,000       53,340     521,425    1,074,910      (160,675)      1,734,000
  Contribution to capital
    surplus.................           --                --           --      13,235           --            --          13,235
  Net income................           --                --           --          --      304,827            --         304,827
  Cash dividends -- Series A
    preferred stock
    ($72,500.00 per
    share)..................           --                --           --          --      (14,500)           --         (14,500)
  Cash dividends -- Series B
    preferred stock
    ($78,750.00 per
    share)..................           --                --           --          --       (3,544)           --          (3,544)
  Cash dividends -- common
    stock ($22.80 per
    share)..................           --                --           --          --     (152,000)           --        (152,000)
  Non cash distribution.....           --                --           --          --       (1,569)           --          (1,569)
  Other comprehensive
    income..................           --                --           --          --           --       149,859         149,859
                                 --------           -------       -------   --------   ----------     ---------      ----------
Balance at December 31,
  2000......................      200,000            45,000       53,340     534,660    1,208,124       (10,816)      2,030,308
  Contribution to capital
    surplus.................           --                --           --     234,691           --            --         234,691
  Net income................           --                --           --          --      165,972            --         165,972
  Cash dividends -- Series A
    preferred stock
    ($72,500.00 per
    share)..................           --                --           --          --      (14,500)           --         (14,500)
  Cash dividends -- Series B
    preferred stock
    ($78,750.00 per
    share)..................           --                --           --          --       (3,544)           --          (3,544)
  Cash dividends -- common
    stock ($39.60 per
    share)..................           --                --           --          --     (264,000)           --        (264,000)
  Other comprehensive
    income..................           --                --           --          --           --        48,187          48,187
                                 --------           -------       -------   --------   ----------     ---------      ----------
Balance at December 31,
  2001......................     $200,000           $45,000       $53,340   $769,351   $1,092,052     $  37,371      $2,197,114
                                 ========           =======       =======   ========   ==========     =========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

                     HARRIS BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                  2001           2000          1999
                                                                  ----           ----          ----
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    165,972   $    304,827   $   226,544
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................       220,135         34,052        27,880
  Depreciation and amortization, including intangibles......        83,582         80,600        81,193
  Deferred tax (benefit) expense............................       (27,977)         1,289        (5,427)
  Gain on sales of securities...............................       (43,057)       (15,015)      (14,553)
  Gain on sale of corporate trust business..................            --        (46,993)           --
  Gain on sale of merchant card business....................            --        (60,162)           --
  Trading account net cash (purchases) sales................       (27,120)           (15)       51,758
  Decrease (increase) in interest receivable................        77,085        (27,917)      (40,139)
  (Decrease) increase in interest payable...................       (23,914)       (13,420)       34,606
  Decrease (increase) in loans held for sale................       120,683       (242,271)      152,521
  Other, net................................................        78,643        (21,750)        5,245
                                                              ------------   ------------   -----------
        Net cash provided (used) by operating activities....       624,032         (6,775)      519,628
                                                              ------------   ------------   -----------
INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits at
  banks.....................................................       (54,450)        98,554      (141,043)
Net increase in Federal funds sold and securities purchased
  under agreement to resell.................................       (69,202)       (81,417)     (171,761)
Proceeds from sales of securities available-for-sale........     2,553,211        827,946       995,730
Proceeds from maturities of securities available-for-sale...    11,384,711      9,125,351     7,680,698
Purchases of securities available-for-sale..................   (13,078,296)   (10,224,322)   (9,772,264)
Net increase in loans.......................................      (508,520)    (1,127,563)   (1,108,334)
Proceeds from sale of premises and equipment................        33,702             --            --
Purchases of premises and equipment.........................       (66,953)       (56,792)      (78,304)
Net increase in bank-owned insurance........................       (46,122)      (133,524)      (47,277)
Acquisition of net assets of acquired bank..................      (220,249)        (8,370)           --
Other, net..................................................       (70,944)       (19,783)       65,187
                                                              ------------   ------------   -----------
        Net cash used by investing activities...............      (143,112)    (1,599,920)   (2,577,368)
                                                              ------------   ------------   -----------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits.........................       111,373      1,734,501        (8,598)
Net (decrease) increase in Federal funds purchased and
  securities sold under agreement to repurchase.............      (276,617)      (173,301)    1,077,338
Net increase in commercial paper outstanding................        25,138        121,564       515,976
Net (decrease) increase in other short-term borrowings......      (783,602)       808,487       (16,855)
Proceeds from issuance of senior notes......................     2,308,500      3,186,500     3,460,500
Repayment of senior notes...................................    (1,838,000)    (4,297,000)   (2,900,500)
Net cash proceeds from sale of corporate trust business.....            --         88,704            --
Net cash proceeds from sale of merchant card business.......            --         64,103            --
Proceeds from issuance of long-term notes...................       250,000         60,000       180,000
Repayment of long-term notes................................      (100,000)            --      (180,000)
Net cash proceeds from the sale of businesses...............        17,196             --            --
Cash dividends paid on preferred stock......................       (18,044)       (18,044)      (18,044)
Cash dividends paid on common stock.........................      (264,000)      (152,000)      (74,200)
                                                              ------------   ------------   -----------
        Net cash (used) provided by financing activities....      (568,056)     1,423,514     2,035,617
                                                              ------------   ------------   -----------
Net decrease in cash and demand balances due from banks.....       (87,136)      (183,181)      (22,123)
Cash and demand balances due from banks at January 1........     1,362,655      1,545,836     1,567,959
                                                              ------------   ------------   -----------
Cash and demand balances due from banks at December 31......  $  1,275,519   $  1,362,655   $ 1,545,836
                                                              ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)......................  $    891,252   $  1,224,798   $   863,843
  Income taxes..............................................  $    109,732   $    108,712   $    83,520

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

     The consolidated financial statements include the accounts of Bankcorp and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 21 to the Financial Statements for additional information on business combinations and Note 22 for additional information on related party transactions on page 94 of this Report.

     The Corporation provides banking, trust and other services domestically and internationally through 28 bank and 10 active nonbank subsidiaries and an Edge Act subsidiary. HTSB and the Corporation's other banking and nonbank subsidiaries provide a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

Basis of Accounting

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

Foreign Currency and Foreign Exchange Contracts

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures, option contracts and swaps are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statements of Income.

Derivative Financial Instruments

     The Corporation uses various interest rate, foreign exchange and equity derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forwards, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps. Equity contracts may include option contracts and swaps.

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

     When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the underlying hedged item will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item in a fair value hedge no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction in a cash flow hedge will occur, the gain or loss on the derivative that was in accumulated other comprehensive income will be recognized immediately in earnings and the derivative instrument will be marked to market through earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

     Derivative instruments that are entered into for risk management purposes and do not otherwise qualify for hedge accounting are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change.

     Derivative instruments that are used as part of the Corporation's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change.

Impact of New Accounting Standards

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Corporation adopted SFAS No. 142 on January 1, 2002. Upon adoption of the Statement, the Corporation discontinued the amortization of goodwill with a net carrying value of $11 million at December 31, 2001 and annual amortization of approximately $3 million that resulted from business combinations prior to the adoption of SFAS No. 141. Goodwill will be periodically assessed for impairment. The Corporation has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The asset is excluded from the scope of SFAS No. 142 and will continue to be amortized.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for long-lived assets to be disposed of by sale. It supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Corporation does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

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

Loans, Loan Fees and Commitment Fees

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. For fair value hedges that are highly effective, loans designated as the underlying hedged items are recorded net of changes in fair value attributable to the hedged risks. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, that are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2001 and 2000, the Corporation's Consolidated Statements of Condition included approximately $18 million and $22 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     The Corporation engages in the servicing of mortgage loans and acquires mortgage servicing rights by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are interest rates, loan type and repricing interval.

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

     Commercial loan commitments and letters of credit are executory contracts and are not reflected on the Corporation's Consolidated Statements of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Corporation determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

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

Goodwill and Other Valuation Intangibles

     The Corporation records specifically identifiable and unidentifiable (goodwill) intangibles in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Original lives range from 3 to 15 years. Goodwill originated prior to July 1, 2001 is amortized on the straight-line basis; goodwill arising subsequent to July 1, 2001 was not amortized. Identifiable intangibles are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Goodwill and other valuation intangibles are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. When assessing recoverability, goodwill and other valuation intangibles are included as part of the group of assets which were acquired in the transaction that gave rise to the intangibles.

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

Income Taxes

     Deferred tax assets and liabilities, as determined by the temporary differences between financial reporting and tax bases of assets and liabilities, are computed using enacted tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates or law is recognized as income or expense in the period including the enactment date.

     The Corporation and its wholly-owned subsidiaries are included in the consolidated Federal income tax return of Bankmont. Accordingly, no Federal income tax is applicable to dividends received from its subsidiaries. Income tax return liabilities or benefits for all the consolidated entities are not materially different than they would have been if computed on a separate return basis.

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

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                       DECEMBER 31, 2001                                   DECEMBER 31, 2000
                       -------------------------------------------------   -------------------------------------------------
                       AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                          COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                       ---------    ----------   ----------     -----      ---------    ----------   ----------     -----
                                                                  (IN THOUSANDS)
US Treasury..........  $1,520,090    $33,250      $    18     $1,553,322   $1,551,705    $ 9,956      $ 4,308     $1,557,353
Federal agency.......   4,151,480     30,569        1,298      4,180,751    3,903,374     11,415        2,564      3,912,225
Mortgage-backed......   2,354,748      7,688        2,699      2,359,737    2,972,774      2,950       25,751      2,949,973
State and municipal..     562,848     12,304        1,592        573,560      489,455      7,168        1,241        495,382
Other................     142,753        189       11,567        131,375      226,835      1,244       17,358        210,721
                       ----------    -------      -------     ----------   ----------    -------      -------     ----------
Total securities.....  $8,731,919    $84,000      $17,174     $8,798,745   $9,144,143    $32,733      $51,222     $9,125,654
                       ==========    =======      =======     ==========   ==========    =======      =======     ==========

     At December 31, 2001 and 2000, available-for-sale and trading account securities having a carrying amount of $5.20 billion and $4.51 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law.

     The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities can differ from contractual and average life maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2001
                                                              -----------------------
                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ---------      -----
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $2,347,549   $2,359,410
  1 to 5 years..............................................   3,749,324    3,810,670
  5 to 10 years.............................................     955,119      961,516
  Over 10 years.............................................   1,538,465    1,537,082
Other securities without stated maturity....................     141,462      130,067
                                                              ----------   ----------
Total securities............................................  $8,731,919   $8,798,745
                                                              ==========   ==========

     In 2001, 2000 and 1999, proceeds from the sale of securities available-for-sale amounted to $2.55 billion, $828 million and $996 million, respectively. Gross gains of $43.1 million and no gross losses were realized on these sales in 2001, while gross gains of $15.2 million and gross losses of $0.2 million were realized on these sales in 2000, and gross gains of $14.6 million and no gross losses were realized in 1999. Net unrealized holding gains on trading securities included in earnings at December 31, 2001 were $0.9 million compared to an unrealized gain of $1.0 million at December 31, 2000.

3. LOANS

     The following table summarizes loan balances by category:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $ 7,390,107   $ 8,403,116
  Real estate construction..................................      488,811       248,873
  Real estate mortgages.....................................    6,216,708     5,569,056
  Installment...............................................    1,806,341     1,277,132
  Direct lease financing....................................       26,963        27,491
Foreign loans:
  Banks and other financial institutions....................       10,039        12,913
  Other, primarily commercial and industrial................       14,773        11,300
                                                              -----------   -----------
     Total loans............................................   15,953,742    15,549,881
Less unearned income........................................          303           413
                                                              -----------   -----------
     Loans, net of unearned income..........................   15,953,439    15,549,468
Less allowance for possible loan losses.....................      292,278       170,417
                                                              -----------   -----------
     Loans, net of allowance for possible loan losses.......  $15,661,161   $15,379,051
                                                              ===========   ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                                2001       2000      1999
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
Nonaccrual loans............................................  $212,301   $100,916   $25,205
Restructured loans..........................................     2,495      2,949     2,975
                                                              --------   --------   -------
Total nonperforming loans...................................   214,796    103,865    28,180
Other assets received in satisfaction of debt...............     1,020      3,457     1,496
                                                              --------   --------   -------
     Total nonperforming assets.............................  $215,816   $107,322   $29,676
                                                              ========   ========   =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $ 14,847   $  6,106   $ 1,452
Interest income actually recognized.........................        --         --        --
                                                              --------   --------   -------
     Interest shortfall.....................................  $ 14,847   $  6,106   $ 1,452
                                                              ========   ========   =======

     At December 31, 2001 and 2000, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. At December 31, 2001 and 2000 commercial loans with a carrying value of $4.16 billion and $5.02 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights was $15.8 million and $12.6 million at December 31, 2001 and 2000, respectively. The fair value of those rights equaled or exceeded the carrying amount at both December 31, 2001 and December 31, 2000. Mortgage servicing rights, included in other assets, of $6.5 million and $2.3 million were capitalized during 2001 and 2000, respectively. Amortization expense associated with the mortgage servicing rights was $3.3 million and $2.8 million in 2001 and 2000, respectively. There were no direct write-downs in 2001 or 2000.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                2001        2000       1999
                                                                ----        ----       ----
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $ 170,417   $162,134   $153,484
                                                              ---------   --------   --------
Charge-offs.................................................   (111,748)   (34,970)   (28,310)
Recoveries..................................................      7,200      8,646      9,080
                                                              ---------   --------   --------
  Net charge-offs...........................................   (104,548)   (26,324)   (19,230)
Provisions charged to operations............................    220,135     34,052     27,880
Allowance related to acquired loans.........................      6,274        555         --
                                                              ---------   --------   --------
Balance, end of year........................................  $ 292,278   $170,417   $162,134
                                                              =========   ========   ========

     Details on impaired loans and related allowance are as follows:

                                                  IMPAIRED LOANS         IMPAIRED LOANS        TOTAL
                                                FOR WHICH THERE IS     FOR WHICH THERE IS     IMPAIRED
                                                A RELATED ALLOWANCE   NO RELATED ALLOWANCE     LOANS
                                                -------------------   --------------------    --------
                                                                    (IN THOUSANDS)
December 31, 2001
Balance.......................................       $165,484                $49,312          $214,796
Related allowance.............................         74,319                     --            74,319
                                                     --------                -------          --------
Balance, net of allowance.....................       $ 91,165                $49,312          $140,477
                                                     ========                =======          ========
December 31, 2000
Balance.......................................       $ 78,758                $25,107          $103,865
Related allowance.............................         36,098                     --            36,098
                                                     --------                -------          --------
Balance, net of allowance.....................       $ 42,660                $25,107          $ 67,767
                                                     ========                =======          ========

                                                           YEARS ENDED DECEMBER 31
                                                         ----------------------------
                                                           2001      2000      1999
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Average impaired loans.................................  $163,897   $61,639   $36,399
                                                         ========   =======   =======
Total interest income on impaired loans recorded on a
  cash basis...........................................  $     --   $    --   $    --
                                                         ========   =======   =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                                 2001          2000
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Land........................................................   $ 56,329      $ 48,012
Premises....................................................    311,506       369,098
Equipment...................................................    417,221       384,754
Leasehold improvements......................................     50,382        42,327
                                                               --------      --------
          Total.............................................    835,438       844,191
Accumulated depreciation and amortization...................    426,135       451,482
                                                               --------      --------
          Premises and equipment............................   $409,303      $392,709
                                                               ========      ========

     Depreciation and amortization expense was $56.3 million in 2001, $54.3 million in 2000 and $54.0 million in 1999.

     On December 17, 2001 HTSB sold to a third party its fifteen-story operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. HTSB has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building will be occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain of $17 million as of December 31, 2001.

     In addition, HTSB owns or leases premises at other locations to conduct branch banking activities which are part of the Chicagoland Banking group.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Corporation enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no outstanding securities purchased under agreement to resell at December 31, 2001 and at December 31, 2000. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Corporation's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Corporation's interest in these securities.

     The Corporation also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.42 billion and $3.46 billion at December 31, 2001 and 2000, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Corporation monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate.

                                                              2001     2000
                                                              ----     ----
                                                              (IN THOUSANDS)
Securities Purchased Under Agreement to Resell
Amount outstanding at end of year...........................  $  --   $   --
Highest amount outstanding as of any month-end during the
  year......................................................     --    8,276
Daily average amount outstanding during the year............    293    7,951
Daily average annualized rate of interest...................   2.60%    5.99%
Average rate of interest on amount outstanding at end of
  year......................................................     --       --

                                                                 2001         2000
                                                                 ----         ----
                                                                  (IN THOUSANDS)
Securities Sold Under Agreement to Repurchase
Amount outstanding at end of year...........................  $3,415,369   $3,455,136
Highest amount outstanding as of any month-end during the
  year......................................................   3,998,287    3,830,811
Daily average amount outstanding during the year............   3,605,979    3,674,182
Daily average annualized rate of interest...................        3.91%        6.17%
Average rate of interest on amount outstanding at end of
  year......................................................        1.76%        6.32%

7. SHORT, MEDIUM AND LONG-TERM NOTES AND UNUSED LINES OF CREDIT

     The following table summarizes the Corporation's long-term notes:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Fixed rate 9 3/8% subordinated notes due June 1, 2001
  ($100,000 par value)......................................  $     --   $ 99,899
Floating rate subordinated note to Bankmont due March 31,
  2005......................................................    50,000     50,000
Floating rate subordinated note to Bankmont due December 1,
  2006......................................................    50,000     50,000
Fixed rate 6 1/2% subordinated note to Bankmont due December
  27, 2007..................................................    20,000     20,000
Floating rate subordinated note to BMO subsidiary due June
  29, 2009..................................................   166,972    180,000
Fixed rate 6 1/8% subordinated note to Bankmont due August
  31, 2010..................................................    75,000     75,000
Floating rate subordinated note to Bankmont due July 28,
  2010......................................................    60,000     60,000
                                                              --------   --------
          Total subordinated notes..........................  $421,972   $534,899
Floating rate senior note to Bankmont due May 31, 2004......   100,000         --
Floating rate senior note to Bankmont due August 15, 2006...   150,000         --
                                                              --------   --------
          Total senior notes................................  $250,000   $     --
Total subordinated and senior notes.........................  $671,972   $534,899
                                                              ========   ========

     All of the Bankcorp notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Corporation and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate subordinated notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. The interest rate on the floating rate senior notes reprices semiannually and floats at 38 basis points above 180 day LIBOR. At year-end 2001, 180 day LIBOR was 1.98 percent.

     The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and BMO that terminated on December 7, 2001. At that time the Corporation renewed the $150 million revolving credit agreement, which will expire on December 6, 2002. There were no borrowings under either credit facility during 2001 or 2000.

     HTSB offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of HTSB. As of December 31, 2001, $860 million of senior short-term notes were outstanding with original maturities ranging from 365 to 392 days (remaining maturities ranging from 98 to 206 days) and stated interest rates ranging from 1.78 percent to 4.41 percent. As of December 31, 2000, $390 million of senior short-term notes were outstanding with original maturities ranging from 28 to 365 days (remaining maturities ranging from 23 to 163 days) and stated interest rates ranging from
6.52 percent to 6.66 percent.

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

     The estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000 are presented in the following table. See Note 9 to Financial Statements below for additional information regarding fair values of off-balance-sheet financial instruments.

                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
                                                     2001                        2000
                                           -------------------------   -------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                              VALUE         VALUE         VALUE         VALUE
                                            --------        -----       --------        -----
                                                              (IN THOUSANDS)
ASSETS
Cash and demand balances due from
  banks..................................  $ 1,275,519   $ 1,275,519   $ 1,362,655   $ 1,362,655
Money market assets:
  Interest-bearing deposits at banks.....      195,880       195,880       141,430       141,430
  Federal funds sold and securities
     purchased under agreement to
     resell..............................      535,475       535,475       466,273       466,273
Securities available-for-sale............    8,798,745     8,798,745     9,125,654     9,125,654
Trading account assets...................       96,045        96,045        68,925        68,925
Loans, net of unearned income and
  allowance for possible loan losses.....   15,661,161    15,690,769    15,379,051    15,371,174
Customers' liability on acceptances......       13,365        13,365        34,100        34,100
Accrued interest receivable..............      163,043       163,043       232,601       232,601
Loans held for sale......................      121,588       121,588       242,271       242,271
Bank-owned insurance investments.........      952,225       952,225       906,103       906,103
                                           -----------   -----------   -----------   -----------
       Total on-balance-sheet financial
          assets.........................  $27,813,046   $27,842,654   $27,959,063   $27,951,186
                                           ===========   ===========   ===========   ===========

LIABILITIES
Deposits:
  Demand deposits........................  $12,262,450   $12,262,450   $11,292,920   $11,292,920
  Time deposits..........................    6,963,899     6,995,748     7,822,056     7,850,372
Federal funds purchased..................      715,599       715,599       952,449       952,449
Securities sold under agreement to
  repurchase.............................    3,415,369     3,415,369     3,455,136     3,455,136
Commercial paper outstanding.............      391,752       391,752       366,614       366,614
Other short-term borrowings..............      709,012       709,012     1,492,614     1,492,614
Acceptances outstanding..................       13,365        13,365        34,100        34,100
Accrued interest payable.................       59,150        59,150        80,966        80,966
Short-term notes -- senior...............      860,000       860,000       389,500       389,500
Minority interest -- preferred stock of
  subsidiary.............................      250,000       250,000       250,000       250,000
Long-term notes -- senior................      250,000       250,000            --            --
Long-term notes -- subordinated..........      421,972       421,413       534,899       529,970
                                           -----------   -----------   -----------   -----------
       Total on-balance-sheet financial
          liabilities....................  $26,312,568   $26,343,858   $26,671,254   $26,694,641
                                           ===========   ===========   ===========   ===========
OFF-BALANCE-SHEET CREDIT FACILITIES
  (POSITIVE POSITIONS/(OBLIGATIONS))
Loan commitments.........................  $   (17,120)  $   (17,120)  $   (21,724)  $   (21,724)
Standby letters of credit................         (695)         (695)         (381)         (381)
Commercial letters of credit.............          (48)          (48)          (65)          (65)
                                           -----------   -----------   -----------   -----------
       Total off-balance-sheet credit
          facilities.....................  $   (17,863)  $   (17,863)  $   (22,170)  $   (22,170)
                                           ===========   ===========   ===========   ===========

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Corporation utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Corporation's major categories of financial instruments with off-balance-sheet risk include credit facilities and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit Facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Corporation's commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Corporation's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $9.26 billion and $8.76 billion at December 31, 2001 and 2000, respectively. Since only a portion of commitments will ultimately be drawn down, the Corporation does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2001, totaled $632 million and at December 31, 2000, totaled $501 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Corporation's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.38 billion at December 31, 2001 and $2.39 billion at December 31, 2000. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $665 million at December 31, 2001 and $604 million at December 31, 2000.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $36 million at December 31, 2001 and $59 million at December 31, 2000.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $17.9 million at December 31, 2001 and $22.2 million at December 31, 2000.

Derivative Financial Instruments

     The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Under this standard, all derivative instruments are recognized at fair value in the Consolidated Statements of Condition. In prior years, if hedge criteria were met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps were generally recognized in the same period and in the same manner in which gains and losses from the hedged item were recognized. For interest rate swaps designated as hedges, contractual payments were accrued in the Consolidated Statements of

Income as a component of interest income or expense and there was no recognition of unrealized gains and losses in the Consolidated Statements of Condition.

     SFAS No. 133 supersedes SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Disclosure for 2001 derivative activity is in accordance with SFAS No. 133 and disclosure for prior year derivative activity is in accordance with SFAS No. 119. Although not required, selected information for current year derivative activity is also presented in accordance with SFAS No. 119 for comparative purposes.

     The Corporation uses various interest rate, foreign exchange and equity derivative contracts as part of its dealer and trading activities or in the management of its risk strategy. Interest rate contracts include futures, forwards, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps. Equity contracts include options and swaps.

  Dealer and Trading Activity

  Interest rate contracts

     As dealer, the Corporation serves customers seeking to manage interest rate risk by entering into contracts as counterparty to their (customer) transactions. In its trading activities, the Corporation uses interest rate contracts to profit from expected future market movements.

     These contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Corporation's cost of replacing contracts at current market rates. The Corporation manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and by continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements that provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Corporation is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty.

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

     Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Corporation's activity in swaps is as intermediary in the exchange of interest payments between customers, although the Corporation also uses swaps to manage its own interest rate exposure (see discussion of risk management activity).

  Foreign exchange contracts

     The Corporation is a dealer in foreign exchange (FX) contracts. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

     HTSB and BMO combine their U.S. FX contracts revenues. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the year ended December 31, 2001 totaled $8.8 million of net profit under the aforementioned agreement with BMO.

     At December 31, 2001, approximately 98 percent of the Corporation's gross notional positions in foreign currency contracts are represented by eight currencies: Eurodollar, Canadian dollars, British pounds, Australian dollar, Swiss francs, Swedish krona, Japanese yen and the Mexican peso.

     Foreign exchange contracts include spot, future, forward, option and swap contracts that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of "European" options) at a specified exchange rate. Cross currency swap contracts are agreements to exchange principal denominated in two different currencies at the spot rate and to repay the principal at a specified future date and exchange rate.

  Equity contracts

     The Corporation enters into equity contracts that enable customers to manage the risk associated with equity price fluctuations. Equity contracts include options and swaps.

     At December 31, 2001 the Corporation recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $118.2 million in other assets and derivative instrument liabilities of $135.4 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

     At December 31, 2001, derivative contracts with BMO represent $14.8 million and $95.3 million of unrealized gains and unrealized losses, respectively.

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

     The Corporation has a foreign currency risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by foreign currency exchange rate fluctuations. Certain assets and liabilities are denominated in foreign currency, creating exposure to changes in exchange rates. The Corporation uses cross currency interest rate swaps and foreign exchange forward contracts to hedge the risk.

     Risk management activities include the following derivative transactions that qualify for hedge accounting.

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

     For fair value hedges, as of December 31, 2001 the Corporation recorded the fair value of derivative instrument liabilities of $8.2 million in other liabilities. Net losses recorded for the year-to-date period ended December 31, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Corporation. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

  Cash flow hedges

     The Corporation had used a total return swap to reduce the variability associated with the cash flows from an equity security. The total return swap converted the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap were recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security was recorded in other comprehensive income. Prior to September 30, 2001 the Corporation redesignated the hedge due to the expectation of diminished cash flows from the equity security. The unrealized loss in accumulated other comprehensive income related to the total return swap was not material to the consolidated financial statements of the Corporation. As of September 30, 2001 the swap, designated as a nonhedging derivative, was marked to market and the resulting unrealized gain was recorded in noninterest income.

     Risk management activities also include the following derivative transactions that do not otherwise qualify for hedge accounting.

     Foreign exchange contracts are used to stabilize any currency exchange rate fluctuation for certain senior notes and certain loans. The derivative instruments, primarily cross currency interest rate swaps and to a lesser extent forward contracts, do not qualify for hedge accounting and are accounted for at fair value.

     The Corporation has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are accounted for at fair value. The Corporation enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.

  Disclosure under SFAS No. 119

     The following information summarizes the Corporation's dealer and trading activity and risk management activity for prior years. Although not required, the Corporation's dealer and trading activity for the current year is also presented for comparative purposes. The following information is presented in accordance with SFAS No. 119.

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

                                                                    DECEMBER 31
                                                    -------------------------------------------
                                                    CONTRACTUAL OR NOTIONAL        MAXIMUM
                                                            AMOUNT            REPLACEMENT COST
                                                    -----------------------   -----------------
                                                       2001         2000       2001      2000
                                                       ----         ----       ----      ----
                                                                  (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards............................  $   61,310   $   50,825   $   181   $   121
  Forward rate agreements.........................          --           --        --        --
  Options written.................................      17,500        8,500        --        17
  Options purchased...............................      17,500        5,000        25        17
  Guarantees written..............................     979,555      835,739       452       441
  Guarantees purchased............................     986,005      838,739    12,306     3,947
  Swaps...........................................   5,759,535    3,970,187    82,678    33,202

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 2001 and 2000:

                                                          2001                            2000
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.......................    $    181        $     --        $    121         $   101
     Unrealized losses......................          --              --             (18)           (101)
  Forward rate agreements
     Unrealized gains.......................          --              --              --              --
     Unrealized losses......................          --              --              --              --
  Options
     Purchased..............................          24              --              17              --
     Written................................         (24)             --              14              --
  Guarantees
     Purchased..............................      11,854             600           3,506             714
     Written................................     (11,854)           (600)         (3,506)           (700)
  Swaps
     Unrealized gains.......................      82,678          50,570          33,202           1,288
     Unrealized losses......................     (82,742)        (50,548)        (32,757)         (1,244)
                                                --------        --------        --------         -------
          Total Interest Rate Contracts.....    $    117        $     22        $    579         $    58
                                                ========        ========        ========         =======

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 2001, 2000 and 1999 are summarized below:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               GAINS      GAINS      GAINS
                                                              (LOSSES)   (LOSSES)   (LOSSES)
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................  $    --     $  (52)    $  542
  Forward rate agreements...................................       --         --          2
  Options...................................................       23         (6)       (36)
  Guarantees................................................       --         53        (57)
  Swaps.....................................................      282       (316)       439
Debt Instruments............................................   16,513      9,386      7,594
                                                              -------     ------     ------
          Total Trading Revenue.............................  $16,818     $9,065     $8,484
                                                              =======     ======     ======

     The following table summarizes the Corporation's dealer/trading foreign exchange contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                    DECEMBER 31
                                                    -------------------------------------------
                                                        CONTRACTUAL OR             MAXIMUM
                                                        NOTIONAL AMOUNT       REPLACEMENT COST
                                                    -----------------------   -----------------
                                                       2001         2000       2001      2000
                                                       ----         ----       ----      ----
                                                                  (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards......................  $1,260,109   $2,634,243   $11,239   $39,232
  Options written.................................       7,294       22,450        --        --
  Options purchased...............................       7,294       22,450        52       668
  Cross currency swaps............................      22,867       63,289       583     3,751

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 2001 and 2000:

                                                          2001                            2000
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards
  Unrealized gains..........................    $ 11,239        $ 23,831        $ 39,232        $ 19,525
  Unrealized losses.........................     (11,239)        (23,831)        (39,232)        (19,525)
Options
  Purchased.................................          52           1,052             668           4,120
  Written...................................         (52)         (1,032)           (668)         (4,120)
Cross currency swaps
  Unrealized gains..........................         583              22           3,751           1,716
  Unrealized losses.........................        (583)            (23)         (3,751)         (1,848)
                                                --------        --------        --------        --------
          Total Foreign Exchange............    $     --        $     19        $     --        $   (132)
                                                ========        ========        ========        ========

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2001, 2000 and 1999 totaled $8.8 million, $7.2 million and $8.3 million, respectively, of net profit under the aforementioned agreement with BMO.

     The following table summarizes the Corporation's dealer/trading equities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                        DECEMBER 31
                                                           -------------------------------------
                                                            CONTRACTUAL OR          MAXIMUM
                                                            NOTIONAL AMOUNT    REPLACEMENT COST
                                                           -----------------   -----------------
                                                            2001      2000      2001      2000
                                                            ----      ----      ----      ----
                                                                      (IN THOUSANDS)
Equities Contracts:
  Options written........................................  $27,877   $27,877   $   --    $   --
  Options purchased......................................   27,877    27,877    1,836     4,065
  Swaps..................................................   45,408        --    2,373        --

     The following table summarizes average and end of period fair values of dealer/trading equities contracts for the years ended December 31, 2001 and 2000:

                                                          2001                            2000
                                              -----------------------------   -----------------------------
                                              END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                 ASSETS          ASSETS          ASSETS          ASSETS
                                              (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased..............................     $ 1,836          $ 288          $ 4,065          $ 289
     Written................................      (1,836)          (288)          (4,065)          (289)
  Swaps
     Unrealized gains.......................       2,373             43               --             --
     Unrealized losses......................      (2,373)           (43)              --             --
                                                 -------          -----          -------          -----
          Total Equities Contracts..........     $    --          $  --          $    --          $  --
                                                 =======          =====          =======          =====

     There were no net gains (losses) from dealer/trading activity in equities contracts for the years ended December 31, 2001 and 2000.

     During 2000 interest rate swaps were primarily used to alter the character of revenue earned on certain fixed rate loans and foreign exchange contracts were used to stabilize any currency exchange rate fluctuations for certain senior notes. The Corporation had $529 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 2000 with a loss in fair value of $6.0 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $2.8 million and $3.6 million, respectively, at December 31, 2000. Risk management activity, including the related cash positions, had no material effect on the Corporation's net income for the year ended December 31, 2000. There were no deferred gains or losses on terminated contracts at December 31, 2000.

     The following table summarizes swap and forward activity for risk management purposes:

                                                                 NOTIONAL
                                                                  AMOUNT
                                                                 --------
                                                              (IN THOUSANDS)
Amount, December 31, 1999...................................     $436,375
Additions...................................................      181,714
Maturities..................................................      (89,316)
Terminations................................................
                                                                 --------
Amount, December 31, 2000...................................     $528,773
                                                                 ========

Securities Activities

     The Corporation's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Corporation commits to buy and offer for resale newly issued bonds. The Corporation is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Corporation is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Corporation was a member had underwriting commitments totaling $51 million at December 31, 2001 and $53 million at December 31, 2000.

     Security short selling, defined as selling of securities not yet owned, exposes the Corporation to off-balance-sheet market risk because the Corporation may be required to buy securities at higher prevailing market prices to cover its short positions. The Corporation had no short position at December 31, 2001 or 2000.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Corporation had one concentration of credit risk arising from financial instruments at December 31, 2001 and 2000. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Corporation's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

     A majority of the Corporation's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Corporation provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Corporation's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $21.9 billion or 57 percent of the Corporation's total credit exposure at December 31, 2001 and $19.9 billion or 53 percent of the Corporation's total credit exposure at December 31, 2000.

     The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 to Financial Statements on page 68 of this Report for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Corporation has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2001. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2001. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during 60 consecutive months of active employment. The plan is a multiple-employer plan covering the Corporation's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 2001, 2000 and 1999, cumulative contributions were greater than the amounts recorded as pension expense for financial reporting purposes. The total consolidated pension expense of the Corporation, including the supplemental plan (excluding settlement losses and curtailment gains), for 2001, 2000 and 1999 was $8.8 million, $11.6 million and $16.1 million, respectively.

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

     Curtailment gains amounting to $7.3 million and $2.3 million for pension plan and postretirement medical plan, respectively, were recognized in 2000 due to the sale of corporate trust and the sale of merchant card businesses and the outsourcing arrangement with Alltel. Of those totals, $2.2 million and $0.5 million, respectively, were recognized as a direct reduction of benefit expense. Settlement losses amounting to $0.1 million and $1.3 million for the supplemental plan were recognized in 2000 and 1999, respectively.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

                                        PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                 ------------------------------   ---------------------------------
                                 2001***    2000***    1999***     2001***     2000***     1999***
                                 -------    -------    -------     -------     -------     -------
                                                           (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning
  of year......................  $252,889   $259,725   $279,323   $ 41,214    $ 43,109    $ 41,443
Service cost...................    11,289     12,661     13,467      1,867       1,870       2,424
Interest cost..................    18,269     18,822     19,260      3,095       3,019       3,031
Plan amendments................     5,343         --         --         --          --          --
Acquisitions/transfers.........        94         --         --         --          --          --
Curtailment (gain) or loss.....        --     (7,348)        --         --      (2,276)         --
Benefits paid (net of
  participant contributions)...   (15,228)   (22,676)   (26,765)    (2,436)     (4,104)     (2,984)
Actuarial (gain) or loss.......    11,637     (8,295)   (25,560)     3,378        (404)       (805)
                                 --------   --------   --------   --------    --------    --------
Benefit obligation at end of
  year.........................  $284,293   $252,889   $259,725   $ 47,118    $ 41,214    $ 43,109
                                 ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year............  $285,575   $258,359   $245,853   $ 30,291    $ 25,135    $ 19,949
Actual return on plan assets...   (23,458)    29,140     28,284     (1,844)      3,211       2,287
Acquisitions/transfers.........     1,193         --         --         --          --          --
Employer contribution..........     4,854     20,752     10,987      2,742       1,945       2,899
Benefits paid..................   (15,228)   (22,676)   (26,765)        --          --          --
                                 --------   --------   --------   --------    --------    --------
Fair value of plan assets at
  end of year **...............  $252,936   $285,575   $258,359   $ 31,189    $ 30,291    $ 25,135
                                 ========   ========   ========   ========    ========    ========
Funded Status..................  $(31,357)  $ 32,686   $ (1,366)  $(15,929)   $(10,923)   $(17,974)
Contributions made between
  measurement date (September
  30) and end of year..........        --         --         --         --          --          --
Unrecognized actuarial (gain)
  or loss......................    52,375     (5,033)     9,953     (8,961)    (17,315)    (15,288)
Unrecognized transition (asset)
  or obligation................       (96)      (449)      (803)    21,172      23,108      25,598
Unrecognized prior service
  cost.........................     1,564     (4,606)    (5,446)     1,718       1,906       2,206
                                 --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit
  cost.........................  $ 22,486   $ 22,598   $  2,338   $ (2,000)   $ (3,224)   $ (5,458)
                                 ========   ========   ========   ========    ========    ========
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost...................  $ 11,289   $ 12,661   $ 13,467   $  1,867    $  1,870    $  2,424
Interest cost..................    18,269     18,822     19,260      3,095       3,019       3,031
Expected return on plan
  assets.......................   (23,310)   (22,060)   (21,870)    (2,423)     (2,016)     (1,680)
Amortization of prior service
  cost.........................      (842)      (840)      (833)       188         188         195
Amortization of transition
  (asset) or obligation........      (354)      (354)      (354)     1,935       1,935       1,964
Recognized actuarial (gain) or
  loss.........................       (99)      (135)       961       (686)       (603)       (328)
                                 --------   --------   --------   --------    --------    --------
Net periodic benefit cost......  $  4,953   $  8,094   $ 10,631   $  3,976    $  4,393    $  5,606
                                 ========   ========   ========   ========    ========    ========
Additional (gain) or loss
  recognized due to:
  Curtailment..................  $     --   $ (2,223)  $     --   $     --    $   (524)   $     --

-------------------------
* Benefit Obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.

*** Plan assets and obligation measured as of September 30.

                                                                        POSTRETIREMENT MEDICAL
                                                 PENSION BENEFITS              BENEFITS
                                               ---------------------   ------------------------
                                               2001    2000    1999     2001     2000     1999
                                               ----    ----    ----     ----     ----     ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31:
Discount rate*...............................  7.50%   7.75%   7.50%   7.50%    7.75%    7.50%
Expected return on plan assets...............  9.00%   9.00%   9.00%   8.00%    8.00%    8.00%
Rate of compensation increase................  5.50%   5.50%   5.50%   4.00%    4.00%    4.00%

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE      1-PERCENTAGE
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost
  components.............................................      $  809           $  (641)
Effect on postretirement benefit obligation..............      $6,806           $(5,527)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                  SUPPLEMENTAL UNFUNDED
                                                                   RETIREMENT BENEFITS
                                                              ------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 22,939   $ 16,383   $ 24,792
Service cost................................................     1,785      1,765      2,730
Interest cost...............................................     1,235        979      1,482
Plan amendments.............................................    (5,286)        --         --
Benefits paid (net of participant contributions)............      (385)    (1,957)    (5,094)
Actuarial (gain) or loss....................................     8,714      5,769     (7,527)
                                                              --------   --------   --------
Benefit obligation at end of year...........................  $ 29,002   $ 22,939   $ 16,383
                                                              --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $     --   $     --   $     --
Actual return on plan assets................................        --         --         --
Employer contribution.......................................       385      1,957      5,094
Benefits paid...............................................      (385)    (1,957)    (5,094)
                                                              --------   --------   --------
Fair value of plan assets at end of year....................  $     --   $     --   $     --
                                                              --------   --------   --------
Funded Status...............................................  $(29,002)  $(22,939)  $(16,383)
Contributions made between measurement date (September 30)
  and end of year...........................................        45         45         86
Unrecognized actuarial (gain) or loss.......................    14,116      5,744        105
Unrecognized transition (asset) or obligation...............        38        155        284
Unrecognized prior service cost.............................    (3,720)     2,054      2,618
                                                              --------   --------   --------
Prepaid (accrued) benefit cost..............................  $(18,523)  $(14,941)  $(13,290)
                                                              --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $  1,785   $  1,765   $  2,730
Interest cost...............................................     1,235        979      1,482
Expected return on plan assets..............................        --         --         --
Amortization of prior service cost..........................       488        564        564
Amortization of transition (asset) or obligation............       117        129        129
Recognized actuarial (gain) or loss.........................       245         39        539
                                                              --------   --------   --------
Net periodic benefit cost...................................  $  3,870   $  3,476   $  5,444
                                                              ========   ========   ========
Additional (gain) or loss recognized due to:
  Settlement................................................  $     --   $     92   $  1,314
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................      6.00%      6.00%      6.00%
Rate of compensation increase...............................      5.70%      5.70%      5.70%

     The Corporation has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Corporation relative to predefined targets. The Corporation's total expense for this plan was $10.0 million, $12.2 million and $12.1 million in 2001, 2000 and 1999, respectively.

12. STOCK OPTIONS

     The Corporation has two remaining primary stock-based compensation plans, an options program and a performance incentive plan. A stock appreciation rights plan was fully paid out early in 2000. The option plans are accounted for under the fair value based method of accounting and they are described below.

Harris Bankcorp Stock Option Program

     The Harris Bankcorp Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Corporation and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Corporation has two types of option plans. The Fixed Stock Option Plan consist of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the Bank of Montreal shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for Bank of Montreal common stock equal to the market price on the date of grant.

     The compensation expense related to this program totaled $5.3 million, $3.2 million and $2.8 million in 2001, 2000 and 1999 respectively.

     The following table summarizes the stock option activity for 2001, 2000 and 1999 and provides details of stock options outstanding at December 31, 2001:

                                            2001                         2000                         1999
                                 --------------------------   --------------------------   --------------------------
                                               WTD. AVG.                    WTD. AVG.                    WTD. AVG.
OPTIONS                           SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
-------                          ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of
  year.........................  3,137,762       $39.09       2,849,700       $34.39       2,044,700       $34.30
Granted........................  1,488,300        22.70         766,825        50.36         822,500        34.72
Exercised......................   (168,109)       27.80        (238,213)       23.51              --           --
Forfeited, cancelled...........    (99,600)       38.07        (240,550)       34.82          (2,500)       39.06
Transferred....................    (15,900)       50.36              --           --         (15,000)       39.06
Expired........................         --           --              --           --              --           --
                                 ---------                    ---------                    ---------
Outstanding at end of year.....  4,342,453        33.89       3,137,762        39.09       2,849,700        34.39
                                 =========                    =========                    =========
Options exercisable at
  year-end.....................    969,020       $34.31         409,572       $28.16            None
Weighted-average fair value of
  options granted during the
  year.........................      $3.55                       $10.93                        $6.55

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -----------------------------
                       NUMBER            WTD. AVG.                             NUMBER         WTD. AVG.
   RANGE OF          OUTSTANDING         REMAINING         WTD. AVG.         EXERCISABLE      EXERCISE
EXERCISE PRICES   DECEMBER 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2001     PRICE
---------------   -----------------   ----------------   --------------   -----------------   ---------
   $22 - 30           1,925,100        8.83 years            $23.71            436,800         $27.15
    34 - 42           1,438,978        7.44                   36.97            346,339          34.72
    46 - 54             978,375        8.23                   49.39            185,881          50.36
                      ---------                                                -------
    22 - 54           4,342,453        8.23                   33.89            969,020          34.31
                      =========                                                =======

     The fair value of the stock options granted has been estimated using the Bloomberg Model with the following assumptions:

                                                               2001        2000        1999
                                                              ------      ------      ------
Risk-free interest rate.....................................    5.50%       6.10%       6.31%
Expected life, in years.....................................     7.0         7.0         7.0
Expected volatility.........................................   23.29%      22.18%      21.46%
Compound annual dividend growth.............................    9.21%       8.89%       9.02%
Estimated fair value per option (US $)......................  $ 3.55      $10.93      $ 6.55

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

Harris Bankcorp Stock Appreciation Rights Plan

     The Harris Bankcorp Stock Appreciation Rights Plan was fully paid out between November 23, 1999 and January 22, 2000. All rights were exercised at that time. Compensation expense for this plan totaled $0.4 million in 1999. No compensation expense was recorded in 2000 or 2001.

     The following table details the rights outstanding at December 31, 2001, 2000 and 1999.

                                                              2001    2000       1999
                                                              ----   -------   --------
Outstanding beginning of the year...........................   --     73,000    412,200
Granted.....................................................   --         --         --
Exercised...................................................   --    (73,000)  (339,200)
Cancelled...................................................   --         --         --
Transferred.................................................   --         --         --
                                                               --    -------   --------
Outstanding end of the year.................................   --         --     73,000
                                                               ==    =======   ========

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $18.3 million in 2001, $17.9 million in 2000 and $19.5 million in 1999. These amounts include real estate taxes, maintenance and other rental-related operating costs of $4.3 million, $5.0 million and $4.3 million for 2001, 2000, and 1999, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2001 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
2002........................................................     $14,248
2003........................................................      12,383
2004........................................................      10,371
2005........................................................       9,996
2006........................................................       9,560
2007 and thereafter.........................................      39,845
                                                                 -------
          Total minimum future rentals......................     $96,403
                                                                 =======

     Occupancy expenses for 2001, 2000, and 1999 have been reduced by $16.0 million, $14.2 million and $13.1 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 2001, 2000, and 1999 applicable income tax expense (benefit) was as follows:

                                                              FEDERAL     STATE     TOTAL
                                                              -------     -----     -----
                                                                     (IN THOUSANDS)
2001 Current................................................  $ 74,873   $   538   $ 75,411
      Deferred..............................................   (26,545)   (1,432)   (27,977)
                                                              --------   -------   --------
          Total.............................................  $ 48,328   $  (894)  $ 47,434
                                                              ========   =======   ========
2000 Current................................................  $123,768   $ 5,114   $128,882
      Deferred..............................................     2,510    (1,221)     1,289
                                                              --------   -------   --------
          Total.............................................  $126,278   $ 3,893   $130,171
                                                              ========   =======   ========
1999 Current................................................  $ 80,642   $  (282)  $ 80,360
      Deferred..............................................    (7,900)    2,473     (5,427)
                                                              --------   -------   --------
          Total.............................................  $ 72,742   $ 2,191   $ 74,933
                                                              ========   =======   ========

     Tax benefits of $3 million related to stock options were recorded directly to stockholder's equity in 2001. There were no tax benefits related to stock options recorded directly to stockholder's equity in 2000 or 1999.

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2001, 2000 and 1999:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................  $120,903   $ 69,351   $ 64,446
  Deferred employee compensation............................    14,747     10,143      6,792
  Deferred expense and prepaid income.......................    13,098     11,722     10,395
  Pension and medical trust.................................     2,006      3,324      9,119
  Other assets..............................................    11,642      4,756      7,622
                                                              --------   --------   --------
          Deferred tax assets...............................   162,396     99,296     98,374
                                                              --------   --------   --------
Gross deferred tax liabilities:
  Depreciable assets........................................   (36,365)    (5,573)    (5,592)
  Amortization of intangibles...............................   (18,994)      (590)        --
  Other liabilities.........................................   (18,957)   (10,732)    (9,092)
                                                              --------   --------   --------
          Deferred tax liabilities..........................   (74,316)   (16,895)   (14,684)
                                                              --------   --------   --------
  Net deferred tax assets...................................    88,080     82,401     83,690
                                                              --------   --------   --------
Tax effect of adjustment related to available-for-sale
  securities................................................   (25,484)     7,673    105,996
                                                              --------   --------   --------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................  $ 62,596   $ 90,074   $189,686
                                                              ========   ========   ========

     At December 31, 2001 and 2000, the respective net deferred tax assets of $88 million and $82 million included $79 million and $70 million for Federal taxes and $9 million and $12 million for state taxes, respectively. Management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income. During 2001, the net deferred tax liability increased by approximately $22 million for acquisition adjustments.

     Total income tax expense of $47.4 million for 2001, $130.2 million for 2000, and $74.9 million for 1999 reflects effective tax rates of 22.2 percent,
29.9 percent, and 24.9 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                        YEARS ENDED DECEMBER 31
                                 ---------------------------------------------------------------------
                                         2001                    2000                    1999
                                 ---------------------   ---------------------   ---------------------
                                            PERCENT OF              PERCENT OF              PERCENT OF
                                              PRETAX                  PRETAX                  PRETAX
                                  AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                  ------    ----------    ------    ----------    ------    ----------
                                                            (IN THOUSANDS)
Computed tax expense...........  $ 74,692      35.0%     $152,249      35.0%     $105,517      35.0%
Increase (reduction) in income
  tax expense due to:
  Tax-exempt income from loans
     and investments net of
     municipal interest expense
     disallowance..............    (8,391)     (3.9)       (8,158)     (1.9)       (8,966)     (3.0)
  Bank-owned insurance.........   (16,507)     (7.7)      (15,758)     (3.6)      (14,477)     (4.8)
  Equity ownership in
     securitization vehicle....      (278)     (0.1)       (1,673)     (0.4)       (5,601)     (1.9)
  Other, net...................    (2,082)     (1.1)        3,511       0.8        (1,540)     (0.4)
                                 --------      ----      --------      ----      --------      ----
Actual tax expense.............  $ 47,434      22.2%     $130,171      29.9%     $ 74,933      24.9%
                                 ========      ====      ========      ====      ========      ====

     The tax expense from net gains on security sales amounted to $16.7 million, $5.8 million, and $5.7 million in 2001, 2000, and 1999, respectively.

15. REGULATORY CAPITAL

     Bankcorp, as a U.S. bank holding company and HTSB, as a state-member bank, must each adhere to the capital adequacy guidelines of the Federal Reserve Board, which are not significantly different than those published by other U.S. banking regulators. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

     Risk-based capital guidelines define total capital to consist primarily of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The portion of the allowance for possible loan losses includable in Tier 2 capital is limited to
1.25 percent of risk-weighted assets.

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

     Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Corporation's financial statements. Depending on the level of noncompliance, regulatory corrective actions may include the following: requiring a plan for restoring the institution to an acceptable capital category, restricting or prohibiting certain activities and appointing a receiver or conservator for the institution.

     As of December 31, 2001, the most recent notification from the FDIC categorized the Corporation and HTSB as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2001 that have changed the capital category of the Corporation and HTSB.

     At December 31, 2001 the Corporation had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum. During both 2001 and 2000, $18 million of dividends were paid on the preferred stock. The preferred stock qualifies as Tier 1 Capital for U.S. banking regulatory purposes.

     The following table summarizes the Corporation's and HTSB's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                              TO BE WELL CAPITALIZED
                                                        FOR CAPITAL                           UNDER PROMPT CORRECTIVE
                             ACTUAL                  ADEQUACY PURPOSES                           ACTION PROVISIONS
                      --------------------   ----------------------------------   -----------------------------------------------
                       CAPITAL     CAPITAL           CAPITAL            CAPITAL           CAPITAL                  CAPITAL
                        AMOUNT      RATIO             AMOUNT             RATIO             AMOUNT                   RATIO
                       -------     -------           -------            -------           -------                  -------
                                                  (IN THOUSANDS)
As of December 31,
  2001:
Total Capital to
  Risk-Weighted
  Assets
     Corporation....  $2,736,424   12.31%     greater than               8.00%     greater than               greater than
                                               or equal to $1,778,342               or equal to $2,222,928     or equal to 10.00%
     HTSB...........  $1,995,799   12.26%     greater than               8.00%     greater than               greater than
                                               or equal to $1,302,316               or equal to $1,627,895     or equal to 10.00%
Tier 1 Capital to
  Risk-Weighted
  Assets
     Corporation....  $2,067,205    9.30%     greater than               4.00%     greater than               greater than
                                               or equal to $  889,120               or equal to $1,333,681     or equal to  6.00%
     HTSB...........  $1,596,658    9.80%     greater than               4.00%     greater than               greater than
                                               or equal to $  651,697               or equal to $  977,546     or equal to  6.00%
Tier 1 Capital to
  Average Assets
     Corporation....  $2,067,205    7.32%     greater than               4.00%     greater than               greater than
                                               or equal to $1,129,620               or equal to $1,412,025     or equal to  5.00%
     HTSB...........  $1,596,658    8.23%     greater than               4.00%     greater than               greater than
                                               or equal to $  776,018               or equal to $  970,023     or equal to  5.00%
As of December 31,
  2000:
Total Capital to
  Risk-Weighted
  Assets
     Corporation....  $2,651,036   11.79%     greater than               8.00%     greater than               greater than
                                               or equal to $1,798,837               or equal to $2,248,546     or equal to 10.00%
     HTSB...........  $1,903,085   10.98%     greater than               8.00%     greater than               greater than
                                               or equal to $1,386,583               or equal to $1,733,229     or equal to 10.00%
Tier 1 Capital to
  Risk-Weighted
  Assets
     Corporation....  $2,056,341    9.14%     greater than               4.00%     greater than               greater than
                                               or equal to $  899,930               or equal to $1,349,896     or equal to  6.00%
     HTSB...........  $1,569,134    9.06%     greater than               4.00%     greater than               greater than
                                               or equal to $  692,774               or equal to $1,039,162     or equal to  6.00%
Tier 1 Capital to
  Average Assets
     Corporation....  $2,056,341    7.15%     greater than               4.00%     greater than               greater than
                                               or equal to $1,150,401               or equal to $1,438,001     or equal to  5.00%
     HTSB...........  $1,569,134    7.40%     greater than               4.00%     greater than               greater than
                                               or equal to $  848,181               or equal to $1,060,226     or equal to  5.00%

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Bankcorp's investment in the combined net assets of its wholly-owned subsidiaries was $2.51 billion and $2.21 billion at December 31, 2001 and 2000, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, Bankcorp subsidiaries could have declared, without regulatory approval, $629 million of dividends at December 31, 2001. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by its subsidiaries amounted to $133 million and $126 million in 2001 and 2000, respectively.

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

     The bank subsidiaries of Bankcorp are required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2001 and 2000, daily average reserve balances of $295 million and $227 million, respectively, were required for those subsidiaries of Bankcorp that must maintain such balances. At year-end 2001 and 2000, balances on deposit at the Federal Reserve Bank totaled $277 million and $292 million, respectively.

17. CONTINGENT LIABILITIES

     Certain subsidiaries of Bankcorp are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's financial position and results of operations.

18. SEGMENT INFORMATION

     The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group, and Emfisys and Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties, and the Corporation's Treasury group which serves as the Corporation's funding unit. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with transaction-processing capabilities, North American cash management solutions and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources, and learning. Corporate Support also reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments. The gain on the sale of the corporate trust business and the results of the corporate trust and the merchant card businesses, prior to their sale in 2000, are also reflected in this segment.

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

     Selected segment information is included in the following table:

                             PERSONAL AND
                              COMMERCIAL     INVESTMENT       PRIVATE         EMFISYS AND      CONSOLIDATED
                             CLIENT GROUP   BANKING GROUP   CLIENT GROUP   CORPORATE SUPPORT      TOTAL
                             ------------   -------------   ------------   -----------------   ------------
                                                             (IN MILLIONS)
2001
Net interest income (FTE
  basis)...................    $ 433.8         $ 285.6         $ 73.0           $  1.0           $ 793.4
Noninterest income.........      117.1           101.6          135.1             97.9             451.7
Provision for loan
  losses...................       30.0           189.8            0.3             (0.0)            220.1
Noninterest expense........      391.0            99.2          161.8            123.5             775.5
                               -------         -------         ------           ------           -------
Income before income
  taxes....................      129.9            98.2           46.0            (24.6)            249.5
Income taxes...............       50.7            39.0           18.9            (25.1)             83.5
                               -------         -------         ------           ------           -------
Net income.................    $  79.2         $  59.2         $ 27.1           $  0.5           $ 166.0
                               =======         =======         ======           ======           =======
Average Assets.............    $10,122         $13,546         $1,575           $3,383           $28,626
                               =======         =======         ======           ======           =======
Average Loans..............    $ 6,924         $ 7,183         $1,414           $  266           $15,787
                               =======         =======         ======           ======           =======
Average Deposits...........    $11,399         $ 3,775         $1,272           $2,412           $18,858
                               =======         =======         ======           ======           =======
2000
Net interest income (FTE
  basis)...................    $ 368.4         $ 257.6         $ 57.7           $ 15.4           $ 699.1
Noninterest income.........       91.4            74.1          132.7            238.2(1)          536.4
Provision for loan
  losses...................        9.4            23.6            0.2              0.9              34.1
Noninterest expense........      342.9           105.9          152.7            122.0             723.5
                               -------         -------         ------           ------           -------
Income before income
  taxes....................      107.5           202.2           37.5            130.7             477.9
Income taxes...............       43.4            80.4           15.5             33.8             173.1
                               -------         -------         ------           ------           -------
Net income.................    $  64.1         $ 121.8         $ 22.0           $ 96.9           $ 304.8
                               =======         =======         ======           ======           =======
Average Assets.............    $ 8,502         $14,958         $1,351           $3,397           $28,208
                               =======         =======         ======           ======           =======
Average Loans..............    $ 5,748         $ 8,136         $1,228           $  113           $15,225
                               =======         =======         ======           ======           =======
Average Deposits...........    $10,353         $ 4,115         $1,195           $2,815           $18,478
                               =======         =======         ======           ======           =======
1999
Net interest income (FTE
  basis)...................    $ 366.1         $ 247.6         $ 55.3           $(10.3)          $ 658.7
Noninterest income.........       88.0            75.0          132.0            184.7             479.7
Provision for loan
  losses...................        9.4            18.2            0.2              0.1              27.9
Noninterest expense........      343.4           104.9          149.4            172.5             770.2
                               -------         -------         ------           ------           -------
Income before income
  taxes....................      101.3           199.5           37.7              1.8             340.3
Income taxes...............       41.5            79.3           16.1            (23.1)            113.8
                               -------         -------         ------           ------           -------
Net income.................    $  59.8         $ 120.2         $ 21.6           $ 24.9           $ 226.5
                               =======         =======         ======           ======           =======
Average Assets.............    $ 7,981         $13,087         $1,194           $3,595           $25,857
                               =======         =======         ======           ======           =======
Average Loans..............    $ 5,237         $ 7,325         $1,055           $  230           $13,847
                               =======         =======         ======           ======           =======
Average Deposits...........    $10,049         $ 3,496         $1,219           $2,466           $17,230
                               =======         =======         ======           ======           =======

-------------------------
(1) Includes pretax gains on sale of the corporate trust and merchant card businesses of $47.0 million and $60.2 million, respectively.

19. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                          FOREIGN     DOMESTIC     CONSOLIDATED
                                                          -------     --------     ------------
                                                                     (IN THOUSANDS)
2001
Total operating income..................................  $ 47,534   $ 2,030,980   $ 2,078,514
Total expenses..........................................    18,525     1,846,583     1,865,108
                                                          --------   -----------   -----------
Income before taxes.....................................    29,009       184,397       213,406
Applicable income taxes.................................    11,530        35,904        47,434
                                                          --------   -----------   -----------
Net income..............................................  $ 17,479   $   148,493   $   165,972
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $228,741   $28,817,366   $29,046,107
                                                          ========   ===========   ===========
2000
Total operating income..................................  $ 53,698   $ 2,350,213   $ 2,403,911
Total expenses..........................................    15,995     1,952,918     1,968,913
                                                          --------   -----------   -----------
Income before taxes.....................................    37,703       397,295       434,998
Applicable income taxes.................................    14,985       115,186       130,171
                                                          --------   -----------   -----------
Net income..............................................  $ 22,718   $   282,109   $   304,827
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $233,619   $28,732,857   $28,966,476
                                                          ========   ===========   ===========
1999
Total operating income..................................  $ 46,974   $ 1,951,013   $ 1,997,987
Total expenses..........................................    15,187     1,681,324     1,696,511
                                                          --------   -----------   -----------
Income before taxes.....................................    31,787       269,689       301,476
Applicable income taxes.................................    12,634        62,298        74,932
                                                          --------   -----------   -----------
Net income..............................................  $ 19,153   $   207,391   $   226,544
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $322,297   $26,858,199   $27,180,496
                                                          ========   ===========   ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2001, 2000 and 1999, identifiable foreign assets accounted for 1 percent of total consolidated assets.

20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Presented below are the statements of income, statements of condition and statements of cash flows for Harris Bankcorp, Inc. (parent company only):

Statements of Income

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Interest on securities purchased from bank subsidiary under
  agreement to resell.......................................    $  6,274    $  9,803    $  6,751
Interest on advances to bank subsidiaries...................      14,315      16,635      15,534
Interest on investments.....................................      10,678      14,804      14,490
Dividends from bank subsidiaries............................     132,600     125,987     117,467
Other operating income(loss)................................      (6,150)      5,030          44
                                                                --------    --------    --------
     Total operating income.................................     157,717     172,259     154,286
                                                                --------    --------    --------
Interest expense on commercial paper........................       9,374      17,322      13,876
Interest expense on long-term notes.........................      31,906      37,058      31,186
Other operating expense.....................................       6,493       2,666       7,136
                                                                --------    --------    --------
     Total operating expenses...............................      47,773      57,046      52,198
                                                                --------    --------    --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................     109,944     115,213     102,088
Applicable income tax benefit...............................     (10,236)     (5,779)     (7,527)
                                                                --------    --------    --------
Income before equity in undistributed net income of
  subsidiaries..............................................     120,180     120,992     109,615
Equity in undistributed net income of bank subsidiaries.....      43,552     183,557     108,244
Equity in undistributed net income of nonbank
  subsidiaries..............................................       3,024         719       9,028
Equity in undistributed net loss of 20% owned bank
  subsidiary................................................        (784)       (441)       (343)
                                                                --------    --------    --------
     Net income.............................................    $165,972    $304,827    $226,544
                                                                ========    ========    ========

Statements of Condition

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                                  (IN THOUSANDS)
ASSETS
Demand balances due from bank subsidiary....................  $      600   $      320
Investments.................................................     213,315      249,835
Securities purchased from bank subsidiary under agreement to
  resell....................................................     310,404      225,859
Advances to bank subsidiaries...............................     230,000      230,000
Equity investment in wholly-owned subsidiaries:
  Banks.....................................................   2,453,474    2,123,679
  Nonbanks..................................................      55,208       83,930
Equity investments in 20% owned bank subsidiary.............       4,493        4,277
Other assets................................................      16,973       26,814
                                                              ----------   ----------
       TOTAL ASSETS.........................................  $3,284,467   $2,944,714
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper outstanding................................  $  391,752   $  366,614
Other liabilities...........................................      23,629       12,892
Long-term notes.............................................     671,972      534,900
                                                              ----------   ----------
       Total liabilities....................................   1,087,353      914,406
Stockholder's equity........................................   2,197,114    2,030,308
                                                              ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........  $3,284,467   $2,944,714
                                                              ==========   ==========

Statements of Cash Flows

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                           -----------------------------------
                                                             2001         2000         1999
                                                             ----         ----         ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.............................................  $ 165,972   $   304,827   $ 226,544
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Undistributed net income of subsidiaries............    (45,792)     (183,835)   (116,929)
     Accretion and amortization..........................      1,179         1,321         706
     Deferred income tax (benefit) provision.............        (57)          (79)         81
     Net decrease (increase) in interest receivable......      3,936           386      (3,365)
     Other, net..........................................      2,193        (2,914)     (3,498)
                                                           ---------   -----------   ---------
       Net cash provided by operating activities.........    127,431       119,706     103,539
                                                           ---------   -----------   ---------
INVESTING ACTIVITIES:
     Net (increase) decrease in securities purchased
       under agreement to resell.........................    (84,545)     (137,679)     44,676
     Proceeds from maturities of portfolio securities....    606,428     1,130,919     722,263
     Purchases of portfolio securities...................   (565,877)   (1,116,593)   (754,465)
     Additional capital invested in bank subsidiaries....   (228,249)      (28,200)     (9,350)
     Net decrease in advances to subsidiaries............         --        10,000          --
     Other, net..........................................     31,749            --          --
                                                           ---------   -----------   ---------
       Net cash (used) provided by investing
          activities.....................................   (240,494)     (141,553)      3,124
                                                           ---------   -----------   ---------
FINANCING ACTIVITIES:
     Net increase (decrease) in commercial paper
       outstanding.......................................     25,138       121,564     (16,855)
     Proceeds from issuance of long-term notes...........    250,000        60,000     180,000
     Repayment of long-term notes........................   (100,000)           --    (180,000)
     Contribution to capital surplus.....................    220,249        10,000       2,785
     Cash dividends paid on Series A preferred stock.....    (14,500)      (14,500)    (14,500)
     Cash dividends paid on Series B preferred stock.....     (3,544)       (3,544)     (3,544)
     Cash dividends paid on common stock.................   (264,000)     (152,000)    (74,200)
                                                           ---------   -----------   ---------
       Net cash provided (used) by financing
          activities.....................................    113,343        21,520    (106,314)
                                                           ---------   -----------   ---------
Net increase (decrease) in demand balances due from
  banks..................................................        280          (327)        349
Demand balances due from banks at January 1..............        320           647         298
                                                           ---------   -----------   ---------
Demand balances due from banks at December 31............  $     600   $       320   $     647
                                                           =========   ===========   =========

21. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 2001 and 2000, intangible assets, including goodwill resulting from business combinations, amounted to $358 million and $235 million, respectively. Amortization of these intangibles amounted to $28.3 million in 2001, $25.4 million in 2000, and $25.8 million in 1999. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Corporation's reported results.

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

     In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet ("Joliet"). First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. The purchase price was $220.3 million. The transaction moves the Corporation into the fastest growing county in Illinois and brings it closer to the goal of becoming the dominant full-service bank in Chicagoland. Of this amount, $101.6 million was recorded as goodwill and $50.1 million as a core deposit premium intangible with an expected life of eight years. Under the provisions of SFAS No. 142, goodwill will not be subject to periodic amortization. On the date of acquisition, First National Bank of Joliet had total assets amounting to $1.1 billion, total deposits amounting to $860 million and total liabilities amounting to $1.0 billion.

22. RELATED PARTY TRANSACTIONS

     Bankcorp is a wholly-owned subsidiary of Bankmont, a Delaware corporation. Bankmont is a wholly-owned subsidiary of BMO. Unamortized goodwill of $7.7 million at December 31, 2001 associated with the acquisition of Bankcorp in 1984 is reflected on the accounting records of Bankmont and has not been "pushed down" to the Corporation.

     During 2001, 2000 and 1999, the Corporation engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings, interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2001, 2000 and 1999, the Corporation received from BMO approximately $24.9 million, $14.7 million and $14.6 million respectively, primarily for trust services, data processing and other operations support provided by the Corporation. The Corporation made payments to BMO of approximately $46.0 million, $17.0 million and $17.2 million in 2001, 2000 and 1999, respectively.

     HTSB and BMO combine their U.S. foreign exchange activities. Under this arrangement, FX net profit is shared by HTSB and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2001, 2000 and 1999 foreign exchange revenues included $8.8 million, $7.2 million and $8.3 million of net profit, respectively, under this agreement.

     On June 29, 1999, Bankcorp borrowed (Canadian) $266.4 million from BMO (US) Finance, LLC ("FinCo"), a Delaware limited liability company and an indirect subsidiary of BMO. The loan is subordinated debt, due to mature July 29, 2009. Bankcorp entered into a currency and interest rate swap agreement to exchange the C$266.4 million for U.S.$180.0 million and makes quarterly interest payments on the swap. The loan interest rate is BA + 43 bps and converts to 90 day LIBOR + 44.5 bps under the swap.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Bankcorp, Inc. engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 2001.

     BMO has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Corporation's independent public accountants are identical to the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Bankcorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of Harris Bankcorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Bankcorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ PricewaterhouseCoopers LLP
/s/ KPMG LLP                                     PricewaterhouseCoopers LLP
KPMG LLP
Chicago, Illinois
January 16, 2002

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Corporation and its independent auditors related to accounting matters and/or financial disclosures.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankcorp's Board of Directors consists of thirteen members. Directors are elected annually. Except as noted, each present director has been employed in an executive capacity by his or her employer for more than five years. Set forth below is certain biographical information concerning each director, including principal occupation, age, the year first elected a director of Bankcorp and HTSB and other directorships.

     PASTORA SAN JUAN CAFFERTY, age 61, Professor, University of Chicago School of Social Service Administration and a Director of Waste Management, Inc., Peoples Energy Corporation and Kimberly-Clark Corporation. Elected in 1997.

     HAVEN E. COCKERHAM, age 54, Senior Vice President, Human Resources, R. R. Donnelley & Sons Company (printing company) and a Director of Metropolitan Family Services. Prior to joining R. R. Donnelley & Sons in 1998, Mr. Cockerham headed Human Resources for Detroit Edison. Elected in 1999.

     F. ANTHONY COMPER, age 56, Chairman and Chief Executive Officer and a Director of Bank of Montreal. Elected in 1990.

     SUSAN T. CONGALTON, age 55, Managing Director, Lupine L.L.C. (consulting and private investments) and a Director of Pulitzer, Inc. Elected in 1988.

     WILBUR H. GANTZ, age 64, Former Chairman of the Board and Chief Executive Officer of PathoGenesis Corporation (diagnostic health care) and a Director of W.W. Grainger and Gillette Corporation. Elected in 1984.

     JAMES J. GLASSER, age 67, Chairman Emeritus of GATX Corporation (capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities) and a Director of The B. F. Goodrich Company. Elected in 1980.

     DR. LEO M. HENIKOFF, age 62, President Emeritus of Rush University (medical school). Elected in 1986.

     RICHARD M. JAFFEE, age 66, Chairman, Oil-Dri Corporation of America (a developer, manufacturer and marketer of sorbent products). Elected in 1995.

     EDWARD W. LYMAN, JR., age 59, Vice Chair of the Board of Bankcorp and Harris Trust and Savings Bank. Elected in 1995.

     ALAN G. MCNALLY, age 56, Chairman of the Board and Chief Executive Officer of Bankmont, Bankcorp and Harris Trust and Savings Bank and a Director of Walgreen Co. Elected in 1993.

     CHARLES H. SHAW, age 69, Chairman, The Shaw Company (real estate development). Elected in 1990.

     RICHARD E. TERRY, age 64, Chairman and Chief Executive Officer, Peoples Energy Corporation (public utility) and a Director of Amsted Industries. Elected in 1992.

     JAMES O. WEBB, age 70, President, James O. Webb & Associates, Inc. (consultant in new ventures and business development). Elected in 1995.

     In addition to Messrs. McNally and Lyman, the Corporation had twenty-three executive officers at December 31, 2001 E. Beverly A. Blucher, age 51; David R. Casper, age 45; Timothy S. Crane, age 40; Dennis L. Dean, age 50; Emilia DiMenco, age 47; Louis F. Lanwermeyer, age 53; Michael W. Lewis, age 52;

Michael B. Lowe, age 56; Erin E. McInerney, age 46; Peter B. McNitt, age 47; Richard J. Moreland, age 55; Daniela O'Leary-Gill, age 37; Sunday R. Perry, age 48; Pamela C. Piarowski, age 42 Charles R. Piermarini, age 45; Paul V. Reagan, age 55; Randall W. Teteak, age 57; William E. Thonn, age 53; Charles R. Tonge, age 54; Philip A. Washburn, age 55; William W. Whipple, age 49; Edward J. Williams, age 59; and Thomas C. Wright, age 54. Each officer, other than Messrs. Piermarini and Teteak, has held executive positions with the Corporation or an affiliate for at least the past five years. Prior to 1997, Mr. Piermarini was Senior Vice President, Portfolio Management, NationsBank. Prior to 1997, Mr. Teteak was Senior Vice President at First Union National Bank responsible for technology and automation planning.

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

          (3) Exhibits:

              3. Articles of Incorporation and By-laws

               a) Restated Certificate of Incorporation and amendments thereto.

               b) By-laws of Bankcorp (filed as an Exhibit to Bankcorp's 1999
                  Form 10-K and incorporated herein by reference)

           4. Bankcorp has issued two Floating Rate Senior Notes, three Floating Rate Subordinated Notes and two Fixed Rate Subordinated Notes to its parent company, Bankmont. Bankcorp has also issued a Floating Rate Subordinated Note to FinCo. The principal amount of these notes totals $250 million for the floating rate senior notes, $327 million for the floating rate subordinated notes and $95 million for the fixed rate notes respectively. The floating rate notes mature in 2004, 2005, 2006, 2009 and 2010, respectively. The fixed rate notes mature in 2007 and 2010, respectively. Bankcorp hereby agrees to file a copy of the agreement relating to any such notes with the Commission upon request.

             24. Power of Attorney

     (b) A Current Report on Form 8-K was filed on November 1, 2001.
-------------------------

* Copies of Exhibits (a) (3) 3, 4, 24 and (b) not contained herein, may be obtained at a cost of 25 cents per page upon written request to the Secretary of Harris Bankcorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Bankcorp, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2002.


            /s/ ALAN G. MCNALLY                    Chairman of the Board and Chief Executive
--------------------------------------------       Officer
              Alan G. McNally

          /s/ PAMELA C. PIAROWSKI                  Senior Vice President and Chief Financial
--------------------------------------------       Officer
            Pamela C. Piarowski

             /s/ PAUL R. SKUBIC                    Chief Accounting Officer
--------------------------------------------
               Paul R. Skubic

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by Alan G. McNally, Chairman of the Board and Chief Executive Officer of the Corporation, as attorney-in-fact for the following Directors on behalf of Harris Bankcorp, Inc. on the 22nd day of March 2002.

Pastora San Juan Cafferty          Wilbur H. Gantz                    Edward W. Lyman, Jr.
Haven E. Cockerham                 James J. Glasser                   Charles H. Shaw
F. Anthony Comper                  Leo M. Henikoff                    Richard E. Terry
Susan T. Congalton                 Richard M. Jaffee                  James O. Webb
Alan G. McNally
Attorney-In-Fact

Supplemental Information

     No annual report or proxy statement will be sent to security holders in 2002.