Form 10-Q
period 2002-03-31
HARRIS BANKCORP INC
filed 2002-05-15
CIK 45729

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

FOR THE QUARTER ENDED MARCH 31, 2002 OR

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

     At May 15, 2002 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of

        Comprehensive Income for the quarters ended March 31, 2002 and 2001.

        Consolidated Statements of Condition as of March 31, 2002, December 31, 2001 and March 31, 2001.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the quarters ended March 31, 2002 and 2001.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The above financial statements, financial review and quantitative and qualitative disclosures about market risk, included in the Corporation's 2002 First Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with report:
           None

        (b) No Current Report on Form 8-K was filed during the quarter ended March 31, 2002, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2002.

                    /s/
------------------------------------------------
Pamela Piarowski
Senior Vice President and
Chief Financial Officer
                     /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                    Quarter Ended March 31
                                                                -------------------------------
                                                                  2002        2001      Change
-----------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.........................................    $203,166    $173,965         17%
Net interest income (fully taxable equivalent)..............     210,618     184,071         14
Provision for loan losses...................................      32,704      16,043        104
Noninterest income..........................................     125,338     113,316         11
Noninterest expenses........................................     204,473     184,410         11
Net income..................................................      65,666      64,010          3
Dividends -- common stock...................................          --      51,000        N/R
Dividends -- preferred stock................................       4,511       4,511         --
Cash earnings (1)...........................................      70,157      68,147          3
-----------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...............       12.48%      13.59%      (111)bp
Return on average assets....................................        0.95        0.91          4
Cash return on average common stockholder's equity (2)......       16.34       16.72        (38)
Cash return on average assets (3)...........................        1.03        0.98          5
Tier 1 risk-based capital ratio.............................        9.57        9.38         19
Total risk-based capital ratio..............................       12.52       11.97         55
Tier 1 leverage ratio.......................................        7.77        7.32         45
Allowance for possible loan losses to total loans
  (period-end)..............................................        1.79        1.08         71
-----------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets.........................................    $    555    $    490         13%
Securities available-for-sale...............................       8,038       9,116        (12)
Loans, net of unearned income...............................      16,153      15,493          4
Total interest-earning assets...............................      24,801      25,274         (2)
Total assets................................................      27,911      28,456         (2)
Deposits....................................................      18,826      18,612          1
Short-term borrowings.......................................       5,440       6,626        (18)
Common stockholder's equity.................................       1,987       1,775         12
-----------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale...............................    $  7,794    $  9,181        (15)%
Loans, net of unearned income...............................      16,062      15,495          4
Allowance for possible loan losses..........................         287         168         71
Total assets................................................      27,949      28,610         (2)
Deposits....................................................      19,106      18,628          3
Common stockholder's equity.................................       1,983       1,829          8
Total stockholder's equity..................................       2,228       2,074          7
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

    Excluding the impact of unrealized gains and losses in the securities portfolio recorded directly to equity, Cash ROE was 16.80 percent in the current quarter and 16.72 percent in last year's quarter.

(3) Cash return on average assets ("Cash ROA") is calculated as net income plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

N/R - Computation not relevant.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp's net income for the quarter ended March 31, 2002 was $65.7 million, a 3 percent increase from first quarter 2001 earnings of $64.0 million.

               Cash ROE was 16.80 percent in the current quarter, excluding the impact of unrealized gains and losses in the securities portfolio recorded directly to equity. On this basis, cash ROE rose 8 basis points from last year's first quarter. These favorable operating results were attributable to continued strong growth in consumer, mortgage and small business loans and retail deposits, and increased earnings from treasury activities. This was largely offset by a higher loan loss provision related primarily to the Corporation's corporate loan portfolio and by expenses largely attributable to business growth and expansion.

               Net interest income on a fully taxable equivalent basis was $210.6 million, up 14 percent from first quarter last year. Net interest margin increased from 2.94 percent in first quarter 2001 to
           3.43 percent currently, reflecting the impact of the declining interest rate environment in 2001 and a higher mix of retail loans and deposits.

               Average earning assets declined 2 percent to $24.80 billion from $25.27 billion in first quarter 2001. Consumer mortgage and small business loans grew by $1.56 billion or 22 percent, of which 8 percent was attributable to the acquisition of First National Bank of Joliet ("Joliet") in third quarter 2001. Growth in these loans was offset by a decrease in corporate loans and investment securities.

               First quarter noninterest income of $125.3 million increased 11 percent from the same quarter last year, of which 3 percent was attributable to Joliet. Most of the increase resulted from higher service charges and fees on deposits of $9.6 million and additional net gains from securities sales of $2.4 million compared to the year-ago quarter. Bond trading profits, syndication fees and trust revenue declined from first quarter 2001.

               First quarter 2002 noninterest expenses of $204.5 million were up 11 percent or $20.1 million compared to first quarter a year ago. Excluding operating expenses of Joliet acquired in third quarter 2001 and a one-time cost associated with the disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000, expense growth was 2 percent compared to the same quarter last year. Income tax expense rose by $2.8 million, reflecting higher pretax income compared to first quarter 2001 results.

               The first quarter 2002 provision for loan losses of $32.7 million was up from $16.0 million in the first quarter of 2001. Net loan charge-offs during the current quarter amounted to $37.9 million compared to $18.6 million in the prior year's first quarter. Most of the increase reflected higher write-offs in the corporate loan portfolio.

               Nonperforming assets at March 31, 2002 were $220 million or 1.37 percent of total loans, compared to $216 million or 1.35 percent at December 31, 2001, and $120 million or 0.77 percent a year ago. Most of the increase from March 31, 2001 is comprised of loans to corporate borrowers in different industry sectors experiencing the effects of a weakened U.S. economy. At March 31, 2002, the allowance for possible loan losses was $287 million equal to 1.79 percent of loans outstanding, compared to $292 million or 1.83 percent at December 31, 2001, and $168 million or 1.08 percent at the end of first quarter 2001. The ratio of the allowance for possible loan losses to nonperforming assets was 131 percent at March 31, 2002, compared to 135 percent at December 31, 2001 and 140 percent at March 31, 2001.

--------------------------------------------------------------------------------

               At March 31, 2002 regulatory Tier 1 capital of Harris Bankcorp amounted to $2.14 billion, up from $2.07 billion one year earlier. The regulatory leverage capital ratio was 7.77 percent for the first quarter of 2002 compared to 7.32 percent in the same quarter of 2001. Harris Bankcorp's leverage capital ratio exceeds the prescribed regulatory minimum for bank holding companies. Harris Bankcorp's March 31, 2002 Tier 1 and total risk-based capital ratios were 9.57 percent and 12.52 percent compared to respective ratios of 9.38 percent and 11.97 percent at March 31, 2001.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                April 26, 2002
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
                                                                    Subsidiaries

                                                                Quarter Ended March 31
                                                                ----------------------
              (in thousands except share data)                    2002         2001
--------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................    $227,259     $315,282
Money market assets:
  Deposits at banks.........................................         183          842
  Federal funds sold and securities purchased under
    agreement to resell.....................................       1,515        3,991
Trading account.............................................         529          766
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      81,605      127,007
  State and municipal.......................................       6,195        5,753
  Other.....................................................       2,234        3,043
                                                                --------     --------
  Total interest income.....................................     319,520      456,684
                                                                --------     --------
INTEREST EXPENSE
Deposits....................................................      81,799      176,920
Short-term borrowings.......................................      18,373       83,206
Senior notes................................................       6,077        8,430
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609        4,609
Long-term notes.............................................       5,496        9,554
                                                                --------     --------
  Total interest expense....................................     116,354      282,719
                                                                --------     --------
NET INTEREST INCOME.........................................     203,166      173,965
Provision for loan losses...................................      32,704       16,043
                                                                --------     --------
Net Interest Income after Provision for Loan Losses.........     170,462      157,922
                                                                --------     --------
NONINTEREST INCOME
Trust and investment management fees........................      26,971       29,769
Money market and bond trading...............................       1,902        5,520
Foreign exchange............................................       3,148        1,675
Service fees and charges....................................      37,158       27,532
Securities gains............................................      15,566       13,205
Bank-owned insurance........................................      12,814       11,599
Foreign fees................................................       6,089        5,146
Other.......................................................      21,690       18,870
                                                                --------     --------
  Total noninterest income..................................     125,338      113,316
                                                                --------     --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      97,183       88,044
Pension, profit sharing and other employee benefits.........      21,198       17,727
Net occupancy...............................................      13,790       12,851
Equipment...................................................      15,227       13,886
Marketing...................................................       8,051        7,522
Communication and delivery..................................       6,166        5,293
Expert services.............................................       6,493        5,302
Contract programming........................................       7,025        6,698
Other.......................................................      21,860       20,721
                                                                --------     --------
                                                                 196,993      178,044
Goodwill and other valuation intangibles....................       7,480        6,366
                                                                --------     --------
  Total noninterest expenses................................     204,473      184,410
                                                                --------     --------
Income before income taxes..................................      91,327       86,828
Applicable income taxes.....................................      25,661       22,818
                                                                --------     --------
  NET INCOME................................................      65,666       64,010
Dividends on preferred stock................................       4,511        4,511
                                                                --------     --------
Net Income Applicable to Common Stock.......................    $ 61,155     $ 59,499
                                                                ========     ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
  Net Income Applicable to Common Stock.....................    $   9.17     $   8.92
                                                                ========     ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
                                                           Inc. and Subsidiaries

                                                                Quarter Ended March 31
                                                                -----------------------
(in thousands)                                                    2002           2001
---------------------------------------------------------------------------------------
NET INCOME..................................................    $ 65,666       $64,010
  Other comprehensive income:
    Cash flow hedges:
      Cumulative effect of accounting change................          --        (7,976)
      Net unrealized gain on derivative instruments, net of
       tax expense of $1,189 in 2001........................          --         2,024
    Unrealized (losses) gains on available-for-sale
     securities:
      Unrealized holding (losses) gains arising during
       period, net of tax (benefit) expense of ($15,802) in
       2002 and $30,051 in 2001.............................     (23,654)       45,745
      Less reclassification adjustment for realized gains
       included in income statement, net of tax expense of
       $6,054 in 2002 and $5,137 in 2001....................      (9,512)       (8,068)
                                                                --------       -------
  Other comprehensive (loss) income.........................     (33,166)       31,725
                                                                --------       -------
  Comprehensive income......................................    $ 32,500       $95,735
                                                                ========       =======

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                 March 31      December 31     March 31
(in thousands except share data)                                   2002           2001           2001
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $   807,204    $ 1,275,519    $ 1,137,395
Money market assets:
  Interest-bearing deposits at banks........................        202,146        195,880        174,062
  Federal funds sold and securities purchased under
    agreement to resell.....................................        935,700        535,475        400,998
Trading account assets......................................         26,395         96,045         45,304
Securities available-for-sale (including $2.83 billion,
  $3.45 billion and $3.79 billion of securities pledged as
  collateral for repurchase agreements at March 31, 2002,
  December 31, 2001 and March 31, 2001, respectively).......      7,793,954      8,798,745      9,180,844
Loans, net of unearned income...............................     16,061,845     15,953,439     15,494,532
Allowance for possible loan losses..........................       (287,111)      (292,278)      (167,880)
                                                                -----------    -----------    -----------
  Net loans.................................................     15,774,734     15,661,161     15,326,652
Premises and equipment......................................        412,638        409,303        391,217
Customers' liability on acceptances.........................         22,500         13,365         36,334
Bank-owned insurance........................................        963,287        952,225        916,601
Loans held for sale.........................................        145,310        121,588        125,908
Goodwill and other valuation intangibles....................        354,285        358,395        229,202
Other assets................................................        510,574        628,406        645,451
                                                                -----------    -----------    -----------
      TOTAL ASSETS..........................................    $27,948,727    $29,046,107    $28,609,968
                                                                ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........    $ 2,540,934    $ 3,545,041    $ 2,700,396
                           -- interest-bearing..............     15,608,320     13,996,490     13,541,340
Deposits in foreign offices -- noninterest bearing..........         32,719         38,063         36,853
                          -- interest-bearing...............        923,947      1,646,755      2,349,622
                                                                -----------    -----------    -----------
      Total deposits........................................     19,105,920     19,226,349     18,628,211
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      3,593,726      4,130,968      4,975,720
Commercial paper outstanding................................        242,198        391,752        216,315
Short-term borrowings.......................................        521,496        709,012        885,219
Short-term notes -- senior..................................        860,000        860,000        608,500
Acceptances outstanding.....................................         22,500         13,365         36,334
Accrued interest, taxes and other expenses..................        213,442        398,852        319,706
Other liabilities...........................................        239,255        196,723         92,651
Minority interest -- preferred stock of subsidiary..........        250,000        250,000        250,000
Long-term notes -- senior...................................        250,000        250,000             --
Long-term notes -- subordinated.............................        421,878        421,972        523,475
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES.....................................     25,720,415     26,848,993     26,536,131
                                                                -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000        200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340         53,340
Surplus.....................................................        772,555        769,351        537,965
Retained earnings...........................................      1,153,212      1,092,052      1,216,623
Accumulated other comprehensive income......................          4,205         37,371         20,909
                                                                -----------    -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      2,228,312      2,197,114      2,073,837
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $27,948,727    $29,046,107    $28,609,968
                                                                ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
                                                 Bankcorp, Inc. and Subsidiaries

                                                                       Quarter Ended March 31
                                                                -----------------------------
                       (in thousands)                                 2002               2001
---------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................    $2,197,114         $2,030,308
  Net income................................................        65,666             64,010
  Contributions to capital..................................         3,209              3,305
  Dividends -- Series A preferred stock.....................        (3,625)            (3,625)
  Dividends -- Series B preferred stock.....................          (886)              (886)
  Dividends -- common stock.................................            --            (51,000)
  Other comprehensive (loss) income.........................       (33,166)            31,725
                                                                ----------         ----------
BALANCE AT MARCH 31.........................................    $2,228,312         $2,073,837
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

                                                                         Quarter Ended March 31
                                                                -------------------------------
                       (in thousands)                                  2002                2001
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income................................................    $    65,666         $    64,010
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision for loan losses.................................         32,704              16,043
  Depreciation and amortization, including intangibles......         20,598              19,320
  Deferred tax (benefit) expense............................         (1,757)              1,127
  Gain on sales of securities...............................        (15,566)            (13,205)
  Trading account net sales.................................         69,650              23,621
  Net decrease in interest receivable.......................          8,989              44,959
  Net decrease in interest payable..........................         (2,044)            (13,300)
  Net (increase) decrease in loans held for sale............        (23,723)            116,363
  Other, net................................................         41,333             (12,659)
                                                                -----------         -----------
    Net cash provided by operating activities...............        195,850             246,279
                                                                -----------         -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........         (6,266)            (32,632)
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........       (400,225)             65,275
  Proceeds from sales of securities available-for-sale......        453,034             807,075
  Proceeds from maturities of securities
    available-for-sale......................................      1,991,378           2,912,449
  Purchases of securities available-for-sale................     (1,479,078)         (3,698,917)
  Net (increase) decrease in loans..........................       (146,276)             36,357
  Purchases of premises and equipment.......................        (16,453)            (11,461)
  Net increase in bank-owned insurance......................        (11,063)            (10,498)
  Other, net................................................        (49,964)            (26,352)
                                                                -----------         -----------
    Net cash provided by investing activities...............        335,087              41,296
                                                                -----------         -----------
FINANCING ACTIVITIES:
  Net decrease in deposits..................................       (120,429)           (486,765)
  Net (increase) decrease in Federal funds purchased and
    securities sold under agreement to repurchase...........       (537,242)            568,135
  Net decrease in commercial paper outstanding..............       (149,554)           (150,299)
  Net decrease in short-term borrowings.....................       (187,516)           (607,395)
  Proceeds from issuance of senior notes....................             --             838,500
  Repayment of senior notes.................................             --            (619,500)
  Cash dividends paid on preferred stock....................         (4,511)             (4,511)
  Cash dividends paid on common stock.......................             --             (51,000)
                                                                -----------         -----------
    Net cash used by financing activities...................       (999,252)           (512,835)
                                                                -----------         -----------
    Net decrease in cash and demand balances due from
     banks..................................................       (468,315)           (225,260)
    Cash and demand balances due from banks at January 1....      1,275,519           1,362,655
                                                                -----------         -----------
    Cash and demand balances due from banks at March 31.....    $   807,204         $ 1,137,395
                                                                ===========         ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a Delaware multibank holding company headquartered in Chicago. The Corporation is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a wholly-owned U.S. subsidiary of Bank of Montreal. The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the Corporation's Form 10-K for the year ended December 31, 2001.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGS
           The Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the quarter ended March 31 totaled $118.4 million and $296.0 million in 2002 and 2001, respectively. Cash income tax payments over the same periods totaled $0.6 million and $18.0 million, respectively.
--------------------------------------------------------------------------------
4. GOODWILL
AND OTHER
INTANGIBLE
ASSETS The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. The Corporation has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The asset is excluded from the scope of SFAS No. 142 and continues to be amortized.
               Upon adoption of the Statement, the Corporation's goodwill was subject to the transitional goodwill impairment test. The impairment test is a two step process. The first step identifies potential impairment through a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess. The Corporation's reporting units were defined as its operating segments. See Note 6 to the Financial Statements for additional information on operating segments. The first step of the transitional goodwill impairment test did not identify potential impairment. Therefore, the second step of the test was not performed and no impairment loss was recognized at transition.
               For the quarter ended March 31, 2001, reported net income was $64.0 million, reported earnings-per-share was $8.92 and goodwill amortization expense after related income taxes was $0.8 million. For the same period, net income on a pro forma basis adjusted to exclude the amortization of goodwill was $64.8 million and adjusted earnings-per-share was $9.04.

--------------------------------------------------------------------------------

               The carrying value of the Corporation's goodwill, excluding $87.0 million accounted for under SFAS No. 72, as of March 31, 2002 was $113.1 million. Of this amount, $106.3 million of goodwill was assigned to Personal and Commercial Client Group and $6.8 million was assigned to Private Client Group.
               As of March 31, 2002, the gross carrying amount and accumulated amortization of the Corporation's amortizable intangible assets was $376.1 million and $134.9 million, respectively.
               For the quarter ended March 31, 2002, total amortization expense for the Corporation's intangible assets was $7.5 million.
               Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $30.0 million,
           $30.2 million, $30.2 million, $30.4 million and $30.4 million, respectively.
--------------------------------------------------------------------------------
5. OTHER In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet ("Joliet"). First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. The purchase price was $220.3 million. Of this amount, $101.6 million was recorded as goodwill and $50.1 million as a core deposit premium intangible with an expected life of eight years. Under the provisions of SFAS No. 142, goodwill will not be subject to periodic amortization. On the date of acquisition, Joliet had total assets amounting to $1.1 billion, total deposits amounting to $860 million and total liabilities amounting to $1.0 billion.
--------------------------------------------------------------------------------
6. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group and Emfisys and Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and the Corporation's Treasury group, which serves as the Corporation's funding unit, and North American cash management solutions. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with transaction-processing capabilities, and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources and learning. Corporate Support also reflects income from bank-owned insurance and inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                          Personal and   Investment                    Emfisys and
                                                           Commercial       Banking   Private Client     Corporate   Consolidated
                 Quarter Ended March 31                   Client Group        Group            Group       Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2002
                 (in millions)
                 Net interest income (loss)(FTE
                   basis)...............................    $  125.5      $   82.3       $   18.5       $  (15.7)      $  210.6
                 Noninterest income.....................        31.5          51.2           32.8            9.8          125.3
                 Provision for loan losses..............         4.0          11.9            0.1           16.7           32.7
                 Noninterest expense....................       103.6          52.3           42.8            5.8          204.5
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        49.4          69.3            8.4          (28.4)          98.7
                 Income taxes...........................        19.4          27.6            3.3          (17.3)          33.0
                                                            --------      --------       --------       --------       --------
                 Net income (loss)......................    $   30.0      $   41.7       $    5.1       $  (11.1)      $   65.7
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $ 11,660      $ 13,087       $  1,525       $  1,639       $ 27,911
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  7,987      $  6,490       $  1,364       $    312       $ 16,153
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 12,244      $  5,662       $  1,274       $   (354)      $ 18,826
                                                            ========      ========       ========       ========       ========
                 2001
                 (in millions)
                 Net interest income (loss) (FTE
                   basis)...............................    $   97.3      $   94.8       $   17.4       $  (25.4)      $  184.1
                 Noninterest income.....................        22.0          45.1           33.0           13.2          113.3
                 Provision for loan losses..............         2.8          12.2             --            1.0           16.0
                 Noninterest expense....................        90.3          56.3           40.0           (2.2)         184.4
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        26.2          71.4           10.4          (11.0)          97.0
                 Income taxes...........................        10.6          28.4            4.3          (10.3)          33.0
                                                            --------      --------       --------       --------       --------
                 Net income (loss)......................    $   15.6      $   43.0       $    6.1       $   (0.7)      $   64.0
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $  9,158      $ 15,568       $  1,516       $  2,214       $ 28,456
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  6,308      $  7,828       $  1,355       $      2       $ 15,493
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 10,779      $  6,782       $  1,229       $   (178)      $ 18,612
                                                            ========      ========       ========       ========       ========

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
FIRST QUARTER 2002
COMPARED WITH
FIRST QUARTER 2001
--------------------------------------------------------------------------------

SUMMARY The Corporation had first quarter 2002 net income of $65.7 million, an increase of 3 percent from first quarter 2001 earnings of $64.0 million. For the current quarter, cash ROE was 16.34 percent compared to 16.72 percent in the first of quarter 2001. Excluding the impact of unrealized gains and losses in the securities portfolio, cash ROE was 16.80 percent in the current quarter, 8 basis points above last year's first quarter. Cash ROA was 1.03 percent compared to 0.98 percent a year ago.
               First quarter net interest income on a fully taxable equivalent basis was $210.6 million, up $26.5 million or 14 percent from $184.1 million in 2001's first quarter. Average earning assets declined 2 percent to $24.80 billion from $25.27 billion in 2001. Consumer, mortgage and small business loans grew by $1.56 billion or 22 percent, of which 8 percent was attributable to the acquisition of First National Bank of Joliet in third quarter 2001.
               Net interest margin increased from 2.94 percent in first quarter 2001 to 3.43 percent in the current quarter, reflecting the impact of the declining interest rate environment in 2001, and a higher mix of retail loans and deposits.
               The first quarter 2002 provision for loan losses of $32.7 million was up from $16.0 million in the first quarter of 2001. Net charge-offs during the current quarter were $37.9 million compared to $18.6 million in the prior year's quarter. Most of the increase resulted from higher write-offs in the corporate loan portfolio.
               First quarter 2002 noninterest income of $125.3 million increased $12.0 million or 11 percent from the same quarter last year. Most of the increase resulted from additional net gains from securities sales of $2.4 million and higher service charges and fees on deposits of $9.6 million.
               First quarter 2002 noninterest expenses of $204.5 million were up 11 percent or $20.1 million compared to first quarter a year ago. Excluding the operating expenses of Joliet acquired in third quarter 2001, and a one-time cost associated with disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000, expense growth was 2 percent compared to the same quarter last year. Income tax expense rose by $2.8 million, reflecting higher pretax income from year-ago results.
               Additional commentary on the matters included in the above summary is provided in the following sections of this financial review.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the first quarter of 2002 was $30.0 million, up $14.4 million from the first quarter of 2001. Total revenue was $157.0 million, an increase of $37.7 million from $119.3 million in 2001. This increase was primarily due to loan volume growth in consumer, mortgage and small business lending as well as growth in retail deposits, improved interest margins and the acquisition of First National Bank of Joliet. Noninterest expense increased $13.3 million or 15 percent to $103.6 million from $90.3 million in first quarter 2001. The increase was primarily due to the acquisition of First National Bank of Joliet and in support of increased business volumes. Income taxes increased by $8.8 million in the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $41.7 million in first quarter 2002, reflecting a decrease of $1.3 million or 3 percent from $43.0 million a year ago. Total revenue of $133.5 million decreased by $6.4 million or 5 percent from the first quarter of 2001. This decrease was primarily due to reduced loan volumes and lower bond trading profits partially offset by higher security gains and fee revenue. Noninterest expense decreased $4.0 million or 7 percent to $52.3 million in the current quarter due to cost containment efforts. Income taxes decreased by $0.8 million during the year, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for the Private Client Group was $5.1 million in first quarter 2002, reflecting a decrease of $1.0 million or 17 percent from $6.1 million a year ago. Total revenue of $51.3 million increased by $0.9 million or 2 percent from $50.4 million in first quarter 2001, as increased margins offset the year-over-year decline in investment management revenues. Noninterest expense increased $2.8 million or 7 percent to $42.8 million in the current quarter, primarily the result of expansion strategies and initiatives. Income taxes decreased by $1.0 million during the quarter, reflecting lower pretax income.

           EMFISYS AND CORPORATE SUPPORT
           Emfisys and Corporate Support had a net loss for the first quarter 2002 of $11.1 million, compared to a net loss of $0.7 million a year ago. Net income declined due to a $15.7 million higher provision for loan losses recorded in Corporate Support in the current year. The Corporation's overall provision for credit losses was determined to maintain the allowance for loan losses at a level which is sufficient to cover losses inherent in the loan portfolio. Provisions are allocated to the operating segments based on average historical losses over a complete economic cycle. The differences between the total of the Corporation's business line allocation of provisions and its total required provisions under generally accepted accounting principles are allocated to Corporate Support. Compared with the first quarter of the prior year, the current quarter's provision for loan losses in Corporate Support increased. In 2001, the excess of actual provisions over average historical losses was charged to the operating segments to which they related, rather than to Corporate Support. For further information, see the discussion of the Allowance for Possible Loan Losses section on page 19. Noninterest expense increased by $8.0 million in the current quarter, primarily due to a one-time cost associated with disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000 and costs associated with business initiatives. Income tax benefits increased by $7.0 million during the year, reflecting lower pretax income.

--------------------------------------------------------------------------------

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                Quarter Ended March 31
                                                                --------------------------------------
Daily Average Balances (in millions)                                  2002                        2001
Average Rates Earned and Paid                                   -----------------    -----------------
(fully taxable equivalent basis)                                Balances    Rates    Balances    Rates
------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks........................    $   202     0.37%    $   202     1.69%
  Federal funds sold and securities purchased under
    agreement to resell.....................................        353     1.74         288     5.62
                                                                -------              -------
      Total money market assets.............................        555     1.24         490     4.00
Trading account assets......................................         49     5.86          64     6.57
Securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency..........................      7,334     4.71       8,409     6.43
  State and municipal.......................................        560     6.44         480     6.96
  Other.....................................................        144     8.29         227     6.61
                                                                -------              -------
      Total securities available-for-sale...................      8,038     4.90       9,116     6.47
Loans, net of unearned income...............................     16,153     5.69      15,493     8.23
Loans held for sale.........................................          6       --         111       --
                                                                -------              -------
      TOTAL INTEREST-EARNING ASSETS.........................     24,801     5.33      25,274     7.47
                                                                -------              -------
Cash and demand balances due from banks.....................      1,010                1,143
Other assets................................................      2,100                2,039
                                                                -------              -------
      Total assets..........................................    $27,911              $28,456
                                                                =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market accounts........    $ 5,587     1.24     $ 5,414     3.55
Savings deposits and certificates...........................      6,864     3.02       5,788     5.27
Other time deposits.........................................      1,562     2.07       1,401     5.97
Foreign office time deposits................................      1,375     1.69       2,395     5.70
                                                                -------              -------
      TOTAL INTEREST-BEARING DEPOSITS.......................     15,388     2.16      14,998     4.78
Short-term borrowings.......................................      5,440     1.82       6,626     5.61
Minority interest -- preferred stock of subsidiary..........        250     7.48         250     7.48
Long-term notes.............................................        672     3.32         535     7.15
                                                                -------              -------
      TOTAL INTEREST-BEARING LIABILITIES....................     21,750     2.17      22,409     5.11
Noninterest-bearing deposits................................      3,438                3,613
Other liabilities...........................................        491                  414
Stockholder's equity........................................      2,232                2,020
                                                                -------              -------
      Total liabilities and stockholder's equity............    $27,911              $28,456
                                                                =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE INTEREST-EARNING
  ASSETS)...................................................                3.43%                2.94%
                                                                            ====                 ====

1. FULLY TAXABLE EQUIVALENT ADJUSTMENT
Tax-exempt interest income has been restated to a comparable taxable level. The Federal and state statutory tax rates used for this purpose were 35 percent and
4.8 percent, respectively, in 2002 and 2001.
2. AVERAGE RATE ON SECURITIES AVAILABLE-FOR-SALE
Yields on securities classified as available-for-sale are based on amortized cost.

--------------------------------------------------------------------------------
NET INTEREST
INCOME

                                                                                 Quarter Ended March 31
                                                                                 ----------------------
                 (in thousands)                                                    2002         2001
                 --------------------------------------------------------------------------------------
                 Interest income.............................................    $319,520     $456,684
                 Fully taxable equivalent adjustment.........................       7,452       10,106
                                                                                 --------     --------
                 Interest income (fully taxable equivalent basis)............     326,972      466,790
                 Interest expense............................................     116,354      282,719
                                                                                 --------     --------
                   Net interest income (fully taxable equivalent basis)......    $210,618     $184,071
                                                                                 ========     ========
                 Increase (decrease) due to change in:
                   Volume....................................................    $ (3,473)    $  6,578
                   Rate......................................................      30,020        4,149
                                                                                 --------     --------
                       Total increase (decrease) in net interest income......    $ 26,547     $ 10,727
                                                                                 ========     ========

               First quarter net interest income on a fully taxable equivalent
           (FTE) basis was $210.6 million, up 14 percent from $184.1 million in first quarter 2001. The change in net interest income is typically explained by analyzing its two principal components, net interest margin and average earning assets. Net interest margin is the difference between the overall FTE yield on earning assets and the average cost of supporting liabilities, including noninterest-bearing funds. Average earning assets represent the average volume of assets employed by the Corporation which generate interest income.
               Net interest margin increased from 2.94 percent in 2001 to 3.43 percent in the current quarter, reflecting the impact of the declining rate environment in 2001 and a higher mix of retail funding.
               Average earning assets decreased 2 percent to $24.80 billion from $25.27 billion in 2001. Average securities available-for-sale decreased $1.08 billion primarily due to declines in U.S. Treasury and Federal agency securities. Average loans rose $660 million, or 4 percent. Installment and real estate mortgage loans increased $748 million and $605 million, respectively, offset by declines in commercial loans of $710 million compared to 2001 levels.
               Average supporting liabilities decreased 2 percent due to short-term borrowings and foreign office time deposits declines of $1.19 billion and $1.02 billion, respectively, offset by an increase in savings deposits and certificates of $1.08 billion from 2001 levels.

--------------------------------------------------------------------------------
AVERAGE EARNING
ASSETS -- NET
INTEREST MARGIN

                                                                                          Quarter Ended March 31
                                                                               --------------------------------------------
                 Daily Average Balances (in millions)                                 2002                     2001
                 Average Rates Earned and Paid                                 -------------------      -------------------
                 (fully taxable equivalent basis)                              Balances      Rates      Balances      Rates
                 ----------------------------------------------------------------------------------------------------------
                 Interest-earning assets.....................................  $24,801        5.33%     $25,274        7.47%
                                                                               =======                  =======
                 Interest-bearing liabilities................................  $21,750        2.17      $22,409        5.11
                 Noninterest-bearing sources of funds........................    3,051          --        2,865          --
                                                                               -------                  -------
                       Total supporting liabilities..........................  $24,801        1.90      $25,274        4.53
                                                                               =======                  =======
                 Net interest margin (related to average
                   interest-earning assets)..................................                3.43%                    2.94%

--------------------------------------------------------------------------------

NONINTEREST
INCOME                                                                                     Quarter                  Increase
                                                                                        Ended March 31             (Decrease)
                                                                                    ----------------------      ----------------
                  (in thousands)                                                      2002          2001        Amount        %
                  --------------------------------------------------------------------------------------------------------------
                  Trust and investment management fees........................      $ 26,971      $ 29,769      $(2,798)      (9)
                  Money market and bond trading...............................         1,902         5,520       (3,618)     (66)
                  Foreign exchange............................................         3,148         1,675        1,473       88
                  Service fees and charges....................................        37,158        27,532        9,626       35
                  Securities gains............................................        15,566        13,205        2,361       18
                  Bank-owned insurance........................................        12,814        11,599        1,215       10
                  Foreign fees................................................         6,089         5,146          943       18
                  Other.......................................................        21,690        18,870        2,820       15
                                                                                    --------      --------      -------
                  Total noninterest income....................................      $125,338      $113,316      $12,022       11
                                                                                    ========      ========      =======

           Noninterest income for the first quarter of 2002 was $125.3 million, an increase of $12.0 million or 11 percent from the first quarter of 2001. Most of the increase resulted from higher service charges and fees on deposits of $9.6 million and additional net gains from securities sales of $2.4 million. Bond trading profits and trust revenues declined from the first quarter of 2001. All other income categories experienced double digit percentage growth.

--------------------------------------------------------------------------------

NONINTEREST
EXPENSES AND                                                                               Quarter                  Increase
                                                                                        Ended March 31             (Decrease)
                                                                                    ----------------------      ----------------
                  (in thousands)                                                      2002          2001        Amount        %
INCOME TAXES      --------------------------------------------------------------------------------------------------------------
                  Salaries and other compensation.............................      $ 97,183      $ 88,044      $ 9,139       10
                  Pension, profit sharing and other employee benefits.........        21,198        17,727        3,471       20
                  Net occupancy...............................................        13,790        12,851          939        7
                  Equipment...................................................        15,227        13,886        1,341       10
                  Marketing...................................................         8,051         7,522          529        7
                  Communication and delivery..................................         6,166         5,293          873       16
                  Expert services.............................................         6,493         5,302        1,191       22
                  Contract programming........................................         7,025         6,698          327        5
                  Other.......................................................        21,860        20,721        1,139        5
                                                                                    --------      --------      -------
                                                                                     196,993       178,044       18,949       11
                  Amortization of goodwill and other valuation intangibles....         7,480         6,366        1,114       17
                                                                                    --------      --------      -------
                  Total noninterest expenses..................................      $204,473      $184,410      $20,063       11
                                                                                    ========      ========      =======
                  Provision for income taxes..................................      $ 25,661      $ 22,818      $ 2,843       12
                                                                                    ========      ========      =======

           First quarter 2002 noninterest expenses of $204.5 million were up 11% or $20.1 million compared to first quarter a year ago. Excluding operating expenses of Joliet acquired in third quarter 2001 and a one-time cost associated with disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000, expense growth was 2% compared to the same quarter last year.
               Income tax expense rose by $2.8 million, reflecting higher pretax income compared to first quarter 2001 results.

--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at March 31, 2002 was $2.23 billion, compared with $2.20 billion and $2.07 billion at December 31, 2001 and March 31, 2001, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale and cash flow hedges, total equity increased $171.2 million from March 31, 2001. In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet. First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of First National Bank of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. During the preceding twelve months, the Corporation declared common and preferred dividends of $213.0 million and $18.0 million, respectively.
               In February 1998, Harris Preferred Capital Corporation, a wholly-owned indirect subsidiary of Harris Trust and Savings Bank ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basle Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 9.57 percent and
           12.52 percent, respectively, at March 31, 2002. HTSB's Tier 1 and total risk-based capital ratios were 10.40 percent and 12.83 percent, respectively, at March 31, 2002.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.77 percent and 8.91 percent, respectively, for the first quarter of 2002.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at March 31, 2002, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At March 31, 2002, the Corporation's intangible assets totaled $354 million, including approximately $317 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.65 percent and 8.81 percent, respectively, for the first quarter of 2002.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                                March 31      December 31     March 31
                 (In thousands)                                                   2002               2001       2001
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $27,948,727    $29,046,107    $28,609,968
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $27,911,099    $28,746,327    $28,456,121
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $18,060,387    $17,861,350    $17,582,910
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,628,849    $ 4,713,522    $ 4,692,873
                                                                               ===========    ===========    ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................    $22,355,436    $22,228,871    $22,052,475
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 2,138,358    $ 2,067,205    $ 2,068,597
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   661,665    $   670,011    $   571,395
                                                                               ===========    ===========    ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................    $ 2,799,228    $ 2,736,424    $ 2,639,224
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           7.77%          7.32%          7.32%
                 Risk-based capital ratios
                   Tier 1..................................................           9.57%          9.30%          9.38%
                   Total...................................................          12.52%         12.31%         11.97%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                        March 31       December 31       March 31
                 (In thousands)                                             2002              2001           2001
                 ------------------------------------------------------------------------------------------------
                 Nonaccrual loans................................       $217,584        $212,301         $113,120
                 Restructured loans..............................            818           2,495            2,601
                                                                        --------        --------         --------
                       Total nonperforming loans.................        218,402         214,796          115,721
                 Other assets received in satisfaction of debt...          1,440           1,020            4,205
                                                                        --------        --------         --------
                       Total nonperforming assets................       $219,842        $215,816         $119,926
                 Nonperforming loans to total loans (end of
                   period).......................................           1.36%           1.35%             .75%
                 Nonperforming assets to total loans (end of
                   period).......................................           1.37%           1.35%             .77%
                                                                        ========        ========         ========
                 90-day past due loans still accruing interest...       $ 28,771        $ 27,145         $ 19,718
                                                                        ========        ========         ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at March 31, 2002 totaled $220 million, or
           1.37 percent of total loans, up from $216 million or 1.35 percent of total loans at December 31, 2001 and up from $120 million or 0.77 percent of total loans a year ago. Most of the increase from March 31, 2001 is comprised of loans to corporate borrowers in different industry sectors experiencing the effects of a weakened U.S. economy.
               Interest shortfall for the quarter ended March 31, 2002 was $3.6 million compared to $2.7 million one year earlier.

--------------------------------------------------------------------------------

               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms. The average impaired loan balance for the quarter ended March 31, 2002 was $216.9 million compared to $115.5 million for the quarter ended March 31, 2001.

                                                                                               Impaired Loans
                                                                       Impaired Loans      For Which There Is
                                                                     For Which There Is            No Related             Total
                                  (In thousands)                     Related Allowance              Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 March 31, 2002
                 Balance.........................................         $ 166,335             $  52,067          $ 218,402
                 Related allowance...............................            63,654                    --             63,654
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $ 102,681             $  52,067          $ 154,748
                                                                          =========             =========          =========
                 December 31, 2001
                 Balance.........................................         $ 165,484             $  49,312          $ 214,796
                 Related allowance...............................            74,319                    --             74,319
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  91,165             $  49,312          $ 140,477
                                                                          =========             =========          =========
                 March 31, 2001
                 Balance.........................................         $  82,163             $  33,558          $ 115,721
                 Related allowance...............................            34,559                    --             34,559
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  47,604             $  33,558          $  81,162
                                                                          =========             =========          =========

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                                   Quarter Ended March 31
                                                                                   ----------------------
LOAN LOSSES        (In thousands)                                                       2002         2001
                   --------------------------------------------------------------------------------------
                   Balance, beginning of period................................    $292,278     $170,417
                                                                                   --------     --------
                   Charge-offs.................................................     (43,144)     (19,948)
                   Recoveries..................................................       5,273        1,368
                                                                                   --------     --------
                   Net charge-offs.............................................     (37,871)     (18,580)
                   Provision charged to operations.............................      32,704       16,043
                                                                                   --------     --------
                   Balance at March 31.........................................    $287,111     $167,880
                                                                                   ========     ========
                   Net charge-offs as a percentage of provision charged to
                   operations..................................................         116%         116%
                   Allowance for possible loan losses to nonperforming loans
                   (period-end)................................................         131%         145%
                   Allowance for possible loan losses to nonperforming assets
                   (period-end)................................................         131%         140%
                   Allowance for possible loan losses to total loans
                   outstanding (period-end)....................................        1.79%        1.08%

           The Corporation's provision for loan losses for the current quarter was $32.7 million up from $16.0 million in last year's first quarter. Increased provisioning over the course of late 2001 and early 2002 were reflective of the increased risk profile within the Corporation's commercial loan portfolio during 2001 and into 2002, resulting from the recession in the U.S. economy and exacerbated by the events of September 11th.
               Net charge-offs for the current quarter were $37.9 million or
           0.95 percent of average annualized loans, compared to $18.6 million or 0.49 percent of average annualized loans a year ago. The rise in net charge-off activity for the first quarter of 2002 is significantly correlated to the deterioration in commercial credit quality over the course of the recession. For the first quarter of 2002, net charge-offs related to commercial and installment loans were $34.4 million and $3.3 million, respectively, compared to $17.2 million and $1.3 million, respectively, for the first quarter of 2001.
               At March 31, 2002, the allowance for possible loan losses was $287 million, equal to 1.79 percent of total loans outstanding, compared to $168 million or 1.08 percent of total loans one year ago. The allowance as a percentage of nonperforming loans decreased from 145 percent at March 31, 2001, to 131 percent at March 31, 2002. Nonperforming loans rose during 2001, resulting in the recognition of a special $125 million provision at September 30, 2001 to ensure adequate coverage of the expected loss within the portfolio.
               Management's assessment of the adequacy of the loan loss reserve continues to be based upon a comprehensive and ongoing review of the Corporation's loan portfolio, including assessments of both historical and prospective quantitative and qualitative factors, along with rigorous stress testing of higher risk credits. The economy has shown signs of improvement since December 31, 2001, with higher consumer confidence along with declining business inventories contributing to a more favorable outlook for commercial borrowers for the fiscal year 2002. While improving economic conditions should strengthen borrowers, management recognizes that there is generally a lag between improvements in economic conditions and business financial performance. Based on this economic outlook, and the predictable lag in its positive effect, management expects commercial credit quality to remain essentially stable before showing improvement later in this fiscal year. As deteriorations in consumer credit quality typically trail those in commercial credit, management continues to closely monitor this segment for any signs of weakening over the course of this expected recovery period. The Corporation's overall commercial and consumer credit quality has remained stable since the prior quarter. Recent reports indicate that economic conditions continue to improve, and consumer confidence is rebounding to levels last reported during mid-2001. This, combined with a low interest rate environment, has supported continued consumer spending. Interest rate increases in the market are not anticipated until a sustained recovery is underway. Management will continue to monitor portfolio quality closely for any divergence from expectations.

--------------------------------------------------------------------------------

LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 35 percent of the Corporation's total assets and amounted to $9.77 billion at March 31, 2002. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 8, 2001. At that time, the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2002. There were no borrowings under either credit facility in year-to-date 2002 or 2001.
               The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits increased from $14.82 billion or 59 percent of total non-equity funding at March 31, 2001 to $15.89 billion or 65 percent of total non-equity funding at March 31, 2002. Passbook and savings accounts experienced the largest growth, up $878 million or 49 percent over March 31, 2001 levels. Savings certificates and noninterest-bearing time deposits increased by $197 million or 5 percent and by $6 million or 21 percent over first quarter 2001 levels, respectively. Money market deposit accounts totaled $4.06 billion remaining relatively at the same level as the first quarter of 2001. Interest checking deposits increased by $228 million or 18 percent to $1.52 billion. Domestic and foreign demand deposits decreased by $175 million or 5 percent to $3.37 billion. The average volume of wholesale deposits and short-term borrowings decreased from $10.42 billion or 41 percent of total non-equity funding at March 31, 2001 to $8.38 billion or 35 percent of total non-equity funding at March 31, 2002. Total deposits averaged $18.83 billion in the first quarter of 2002, an increase of $214 million compared to the same quarter last year.
               Average money market assets in the first quarter of 2002 increased $65 million or 13 percent from the same quarter last year. These assets represented 2 percent of average earning assets in 2002. Average money market liabilities decreased 24 percent from $6.03 billion in the same quarter last year to $4.58 billion this quarter.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of March 31, 2002, $860 million of senior notes were outstanding compared to $609 million at March 31, 2001.

--------------------------------------------------------------------------------

FORWARD-
LOOKING
INFORMATION  This Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "will", "estimate," "expect," "future," "intend," "plan," "project," "target," and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.

--------------------------------------------------------------------------------
MARKET RISK
MANAGEMENT   As described in the Corporation's Form 10-K for the year ended
             December 31, 2001, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 2001.

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

F. Anthony Comper
Chairman and
Chief Executive Officer
Bank of Montreal

Susan T. Congalton
Managing Director
Lupine L.L.C.

Wilbur H. Gantz
Retired Chairman of the Board and Chief Executive Officer
PathoGenesis Corporation

James J. Glasser
Chairman Emeritus
GATX Corporation

Dr. Leo M. Henikoff
President Emeritus
Rush University

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

HARRIS BANK HUNTLEY
Huntley, Illinois

HARRIS BANK JOLIET, N.A.
Joliet, Illinois

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