Form 10-Q
period 2002-06-30
HARRIS BANKCORP INC
filed 2002-08-14
CIK 45729

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

FOR THE QUARTER ENDED JUNE 30, 2002 OR

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

     At August 14, 2002 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2002 and 2001.

        Consolidated Statements of Condition as of June 30, 2002, December 31, 2001 and June 30, 2001.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The above financial statements, financial review and quantitative and qualitative disclosures about market risk, included in the Corporation's 2002 Second Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Documents filed with Report:
           None

        (b) No Current Report on Form 8-K was filed during the quarter ended June 30, 2002, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2002.

                   /s/
------------------------------------------------
Pamela C. Piarowski
Senior Vice President and
Chief Financial Officer
                     /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                Quarter Ended June 30               Six Months Ended June 30
                                                            ------------------------------       ------------------------------
                                                              2002        2001      Change         2002        2001      Change
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income.....................................    $198,907    $184,563         8%      $402,072    $358,529       12%
Net interest income (fully taxable equivalent)..........     206,290     193,974         6        416,908     378,045       10
Provision for loan losses...............................      26,715      26,000         3         59,418      42,043       41
Noninterest income......................................     134,473     107,712        25        259,810     221,027       18
Noninterest expenses....................................     195,618     181,712         8        400,090     366,122        9
Net income..............................................      76,305      61,758        24        141,972     125,768       13
Dividends -- common stock...............................     200,000      21,000       N/R        200,000      72,000      N/R
Dividends -- preferred stock............................       4,511       4,511        --          9,022       9,022       --
Cash earnings (1).......................................      80,853      66,024        22        151,011     134,171       13
-------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity...........       14.78%      12.67%      211bp        13.63%      13.12%      51bp
Return on average assets................................        1.13        0.87        26           1.04        0.89       15
Cash return on average common stockholder's equity
  (2)...................................................       19.17       15.55       362          17.75       16.12      163
Cash return on average assets (3).......................        1.21        0.94        27           1.12        0.96       16
Tier 1 risk-based capital ratio.........................        9.02        9.72       (70)
Total risk-based capital ratio..........................       12.01       12.37       (36)
Tier 1 leverage ratio...................................        7.56        7.45        11
Allowance for possible loan losses to total loans
  (period-end)..........................................        1.80        1.08        72
-------------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets.....................................    $    881    $    429       105%      $    720    $    459       57%
Securities available-for-sale...........................       7,176       9,164       (22)         7,642       9,140      (16)
Loans, net of unearned income...........................      16,157      15,660         3         16,155      15,577        4
Total interest-earning assets...........................      24,224      25,329        (4)        24,511      25,302       (3)
Total assets............................................      27,116      28,390        (4)        27,511      28,423       (3)
Deposits................................................      19,283      18,500         4         19,056      18,555        3
Short-term borrowings...................................       4,371       6,608       (34)         4,902       6,617      (26)
Common stockholder's equity.............................       1,949       1,813         8          1,968       1,794       --
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale...........................    $  7,479    $  8,958       (17)%
Loans, net of unearned income...........................      16,120      15,512         4
Allowance for possible loan losses......................         290         167        --
Total assets............................................      27,697      28,258        (2)
Deposits................................................      19,354      18,747         3
Common stockholder's equity.............................       1,911       1,849         3
Total stockholder's equity..............................       2,156       2,094         3
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

N/R - Computation not relevant.

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had net income of $76.3 million for the quarter ended June 30, 2002, a 24 percent increase from second quarter 2001 earnings of $61.8 million. For the six months ended June 30, 2002, earnings were $142.0 million, up 13 percent from $125.8 million in the comparable 2001 period. For the current quarter, cash ROE was
           19.17 percent compared to 15.55 percent one year earlier.

               The Corporation's favorable results are attributable to continued growth in consumer, mortgage and small business loans and retail deposits, increased earnings from treasury activities, and strict cost control. In addition, improvement in the level of nonperforming assets, provision for loan losses and net charge-offs from first quarter 2002 was an important contributing factor to a strong current quarter.

               For the current quarter, net interest income on a fully taxable equivalent basis was $206.3 million, up 6 percent from second quarter last year. Net interest margin rose from 3.08 percent in the year-ago quarter to 3.41 percent currently, reflecting the impact of a declining interest rate environment during 2001 and a higher mix of retail loans and deposits. Average earning assets declined 4 percent to $24.22 billion currently from $25.33 billion in second quarter 2001. Consumer, mortgage and small business loans grew by $1.6 billion or 18 percent, of which 7 percent was attributable to the acquisition of First National Bank of Joliet ("Joliet") in third quarter 2001. Excluding Joliet, consumer and small business loan growth was 13 percent. Growth in these loans was offset by a decline in corporate loans and investment securities.

               Second quarter noninterest income of $134.5 million rose 25 percent from the same quarter last year. Growth in noninterest income primarily resulted from a $14.8 million increase in net gains from sales of investment securities, and higher service charges on deposits amounting to $9.6 million of which $1.6 million was contributed by Joliet.

               Second quarter 2002 noninterest expenses of $195.6 million were up $13.9 million or 8 percent compared to second quarter a year ago. Excluding operating expenses of Joliet acquired in third quarter 2001, expense growth was 2 percent. Income tax expense rose $11.9 million in the current quarter, reflecting substantially greater pretax income.

               Nonperforming assets at June 30, 2002 of $196 million or 1.22 percent of total loans were down from $220 million or 1.37 percent at March 31, 2002, and up from $150 million or 0.95 percent a year ago. Similarly, the second quarter 2002 provision for loan losses of $26.7 million was down 18 percent from $32.7 million in first quarter 2002, and up 3 percent from $26.0 million in second quarter a year earlier. Net loan charge-offs during the current quarter of $23.9 million were down 37 percent from $37.9 million last quarter and 12 percent from $27.1 million in the same period last year.

               At June 30, 2002, the allowance for possible loan losses was $290 million, equal to a ratio of 1.80 percent of loans outstanding, compared to $167 million or 1.08 percent at June 30, 2001. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 148 percent at June 30, 2002 compared to 111 percent at June 30, 2001.

               At June 30, 2002, regulatory Tier 1 capital of Harris Bankcorp amounted to $2.03 billion compared to $2.11 billion one year earlier. The regulatory leverage capital ratio was 7.56 percent for the second quarter of 2002, up from 7.45 percent in the same quarter of 2001. Harris Bankcorp's June 30, 2002 Tier 1 and total risk-based capital ratios were 9.02 and 12.01 percent compared to respective ratios of
           9.72 percent and 12.37 percent at June 30, 2001. Harris Bankcorp's capital ratios exceed the prescribed regulatory minimum for bank holding companies.

--------------------------------------------------------------------------------

               For the first six months of the current year, net interest income on a fully taxable equivalent basis rose 10 percent or $38.9 million, reflecting an increase in net interest margin from 3.01 percent in the six months ended June 30, 2001 to 3.42 percent currently. Earning assets declined 3 percent, although average loans increased $578 million or 4 percent.

               Year-to-date noninterest income was $259.8 million, an increase of $38.8 million or 18 percent. Most of this increase resulted from additional net gains from securities sales of $17.2 million and higher service charge fees of $19.2 million.

               Compared to first half 2001, the provision for loan losses increased by $17.4 million to $59.4 million in the first six months of 2002 while net charge-offs increased by $16.1 million to $61.8 million. Noninterest expense of $400.1 million was up 9 percent year to date. Excluding the impact of the Joliet acquisition, and a one-time cost associated with disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000, noninterest expense rose 2 percent in the six-month period ended June 30, 2002. Income tax expense increased $14.8 million, reflecting higher pretax income.

           /s/ ALAN G. MCNALLY

           Alan G. McNally                July 26, 2002
           Chairman of the Board and
           Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
                                                                    Subsidiaries

                                                                  Quarter Ended June 30       Six Months Ended June 30
                                                                  ----------------------      ------------------------
              (in thousands except share data)                      2002          2001          2002           2001
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................      $227,636      $289,358      $454,895       $604,641
Money market assets:
  Deposits at banks.........................................           377           640           559          1,482
  Federal funds sold and securities purchased under
    agreement to resell.....................................         2,755         3,047         4,271          7,038
Trading account.............................................           445           781           974          1,547
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................        68,816       118,997       150,421        246,004
  State and municipal.......................................         6,225         5,861        12,419         11,614
  Other.....................................................         2,289         3,091         4,524          6,134
                                                                  --------      --------      --------       --------
  Total interest income.....................................       308,543       421,775       628,063        878,460
                                                                  --------      --------      --------       --------
INTEREST EXPENSE
Deposits....................................................        81,103       151,852       162,902        328,773
Short-term borrowings.......................................        14,777        63,347        33,150        146,552
Senior notes................................................         3,944         9,234        10,022         17,663
Minority interest-dividends on preferred stock of
  subsidiary................................................         4,609         4,609         9,219          9,219
Long-term notes.............................................         5,203         8,170        10,698         17,724
                                                                  --------      --------      --------       --------
  Total interest expense....................................       109,636       237,212       225,991        519,931
                                                                  --------      --------      --------       --------
NET INTEREST INCOME.........................................       198,907       184,563       402,072        358,529
Provision for loan losses...................................        26,715        26,000        59,418         42,043
                                                                  --------      --------      --------       --------
Net Interest Income after Provision for Loan Losses.........       172,192       158,563       342,654        316,486
                                                                  --------      --------      --------       --------
NONINTEREST INCOME
Trust and investment management fees........................        31,153        30,591        58,123         60,360
Money market and bond trading...............................         1,999         4,362         3,901          9,882
Foreign exchange............................................           536         1,720         3,684          3,395
Service fees and charges....................................        38,799        29,242        75,957         56,774
Securities gains............................................        24,358         9,519        39,923         22,724
Bank-owned insurance........................................        12,468        11,725        25,283         23,324
Foreign fees................................................         5,929         5,307        12,018         10,453
Other.......................................................        19,231        15,246        40,921         34,115
                                                                  --------      --------      --------       --------
  Total noninterest income..................................       134,473       107,712       259,810        221,027
                                                                  --------      --------      --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................        94,223        92,712       191,406        180,756
Pension, profit sharing and other employee benefits.........        20,907        17,177        42,104         34,904
Net occupancy...............................................        14,650        13,910        28,440         26,761
Equipment...................................................        13,227        14,189        28,454         28,075
Marketing...................................................         8,164         9,586        16,215         17,109
Communication and delivery..................................         6,151         5,505        12,317         10,798
Expert services.............................................         7,461         6,471        13,954         11,773
Contract programming........................................         6,507         5,376        13,531         12,074
Other.......................................................        16,753        10,256        38,614         30,976
                                                                  --------      --------      --------       --------
                                                                   188,043       175,182       385,035        353,226
Goodwill and other valuation intangibles....................         7,575         6,530        15,055         12,896
                                                                  --------      --------      --------       --------
  Total noninterest expenses................................       195,618       181,712       400,090        366,122
                                                                  --------      --------      --------       --------
Income before income taxes..................................       111,047        84,563       202,374        171,391
Applicable income taxes.....................................        34,742        22,805        60,402         45,623
                                                                  --------      --------      --------       --------
  NET INCOME................................................        76,305        61,758       141,972        125,768
Dividends on preferred stock................................         4,511         4,511         9,022          9,022
                                                                  --------      --------      --------       --------
Net Income Applicable to Common Stock.......................      $ 71,794      $ 57,247      $132,950       $116,746
                                                                  ========      ========      ========       ========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
  Net Income Applicable to Common Stock.....................      $  10.77      $   8.59      $  19.94       $  17.51
                                                                  ========      ========      ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
                                                           Inc. and Subsidiaries

                                                                Quarter Ended June 30    Six Months Ended June 30
                                                                ---------------------    ------------------------
(in thousands)                                                    2002         2001         2002          2001
-----------------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $ 76,305     $61,758      $141,972      $125,768
  Other comprehensive income:
    Cash flow hedges:
      Cumulative effect of accounting change................          --          --            --        (7,976)
      Net unrealized gain on derivative instruments, net of
         tax expense for the quarter of $3,432 in 2001 and
         net of tax expense for the year-to-date period of
         $4,621 in 2001.....................................          --       5,844            --         7,868
    Unrealized gains (losses) on available-for-sale
      securities:
      Unrealized holding gains (losses) arising during the
         period, net of tax expense (benefit) for the
         quarter of $44,849 in 2002 and ($11,658) in 2001
         and net of tax expense for the year-to-date period
         of $29,047 in 2002 and $18,393 in 2001.............      69,883     (18,152)       46,228        27,593
      Less reclassification adjustment for realized gains
         included in income statement, net of tax expense
         for the quarter of $9,473 in 2002 and $3,697 in
         2001 and net of tax expense for the year-to-date
         period of $15,527 in 2002 and $8,834 in 2001.......     (14,885)     (5,822)      (24,396)      (13,890)
                                                                --------     -------      --------      --------
  Other comprehensive income (loss).........................      54,998     (18,130)       21,832        13,595
                                                                --------     -------      --------      --------
  Comprehensive income......................................    $131,303     $43,628      $163,804      $139,363
                                                                ========     =======      ========      ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CONDITION       Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  June 30      December 31      June 30
(in thousands except share data)                                   2002           2001           2001
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $   983,400    $ 1,275,519    $ 1,095,420
Money market assets:
  Interest-bearing deposits at banks........................        405,689        195,880        182,732
  Federal funds sold and securities purchased under
    agreement to resell.....................................        443,050        535,475        295,950
Trading account assets......................................         41,744         96,045         68,695
Securities available-for-sale (including $3.07 billion,
  $3.45 billion, and $3.79 billion of securities pledged as
  collateral for repurchase agreements at June 30, 2002,
  December 31, 2001 and June 30, 2001 respectively).........      7,479,361      8,798,745      8,957,738
Loans, net of unearned income...............................     16,119,627     15,953,439     15,511,868
Allowance for possible loan losses..........................       (289,922)      (292,278)      (166,827)
                                                                -----------    -----------    -----------
  Net loans.................................................     15,829,705     15,661,161     15,345,041
Premises and equipment......................................        409,563        409,303        391,261
Customers' liability on acceptances.........................         16,924         13,365         31,482
Bank-owned insurance........................................        973,982        952,225        928,323
Loans held for sale.........................................         61,245        121,588        119,835
Goodwill and other valuation intangibles....................        347,667        358,395        224,800
Other assets................................................        704,690        628,406        616,351
                                                                -----------    -----------    -----------
      TOTAL ASSETS..........................................    $27,697,020    $29,046,107    $28,257,628
                                                                ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........    $ 2,196,861    $ 3,545,041    $ 2,641,541
                           -- interest-bearing..............     16,078,543     13,996,490     13,469,566
Deposits in foreign offices -- noninterest-bearing..........         30,480         38,063         49,017
                          -- interest-bearing...............      1,047,690      1,646,755      2,587,266
                                                                -----------    -----------    -----------
      Total deposits........................................     19,353,574     19,226,349     18,747,390
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      3,209,011      4,130,968      4,858,162
Commercial paper outstanding................................        124,869        391,752        221,364
Short-term borrowings.......................................        563,351        709,012        156,044
Short-term senior notes.....................................        650,000        860,000        985,000
Acceptances outstanding.....................................         16,924         13,365         31,482
Accrued interest, taxes and other expenses..................        211,535        398,852        314,595
Other liabilities...........................................        401,560        196,723         68,909
Minority interest -- preferred stock of subsidiary..........        250,000        250,000        250,000
Long-term notes -- senior...................................        330,000        250,000        100,000
Long-term notes -- subordinated.............................        430,547        421,972        430,549
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES.....................................     25,541,371     26,848,993     26,163,495
                                                                -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000        200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000         45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340         53,340         53,340
Surplus.....................................................        773,100        769,351        540,144
Retained earnings...........................................      1,025,006      1,092,052      1,252,870
Accumulated other comprehensive income......................         59,203         37,371          2,779
                                                                -----------    -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      2,155,649      2,197,114      2,094,133
                                                                -----------    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $27,697,020    $29,046,107    $28,257,628
                                                                ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
                                                 Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                                 2002               2001
---------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................    $2,197,114         $2,030,308
  Net income................................................       141,972            125,768
  Contributions to capital..................................         3,753              5,484
  Dividends -- Series A preferred stock.....................        (7,250)            (7,250)
  Dividends -- Series B preferred stock.....................        (1,772)            (1,772)
  Dividends -- common stock.................................      (200,000)           (72,000)
  Other comprehensive income................................        21,832             13,595
                                                                ----------         ----------
BALANCE AT JUNE 30..........................................    $2,155,649         $2,094,133
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

                                                                       Six Months Ended June 30
                                                                -------------------------------
                       (in thousands)                                  2002                2001
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income................................................    $   141,972         $   125,768
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         59,418              42,043
  Depreciation and amortization, including intangibles......         40,416              38,827
  Deferred tax expense (benefit)............................            401              (1,271)
  Gain on sales of securities...............................        (39,923)            (22,724)
  Trading account net sales.................................         54,301                 230
  Net decrease in interest receivable.......................         20,409              54,438
  Net decrease in interest payable..........................        (12,315)            (18,202)
  Net decrease in loans held for sale.......................         60,343             122,436
  Other, net................................................        128,163             (28,100)
                                                                -----------         -----------
    Net cash provided by operating activities...............        453,185             313,445
                                                                -----------         -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........       (209,809)            (41,302)
  Net decrease in Federal funds sold and securities
    purchased under agreement to resell.....................         92,425             170,323
  Proceeds from sales of securities available-for-sale......      2,271,685           1,401,292
  Proceeds from maturities of securities
    available-for-sale......................................      5,637,200           5,583,823
  Purchases of securities available-for-sale................     (6,514,228)         (6,771,213)
  Net increase in loans.....................................       (227,962)             (8,033)
  Purchases of premises and equipment.......................        (25,621)            (24,483)
  Net increase in bank-owned insurance......................        (21,757)            (22,220)
  Other, net................................................       (200,939)             15,484
                                                                -----------         -----------
    Net cash provided by investing activities...............        800,994             303,671
                                                                -----------         -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................        127,225            (367,586)
  Net (decrease) increase in Federal funds purchased and
    securities sold under agreement to repurchase...........       (921,957)            450,577
  Net decrease in commercial paper outstanding..............       (145,661)           (145,250)
  Net decrease in short-term borrowings.....................       (266,883)         (1,336,570)
  Proceeds from issuance of senior notes....................        400,000           2,008,500
  Repayment of senior notes.................................       (610,000)         (1,413,000)
  Cash dividends paid on preferred stock....................         (9,022)             (9,022)
  Cash dividends paid on common stock.......................       (200,000)            (72,000)
                                                                -----------         -----------
    Net cash used by financing activities...................     (1,546,298)           (884,351)
                                                                -----------         -----------
    Net decrease in cash and demand balances due from
     banks..................................................       (292,119)           (267,235)
    Cash and demand balances due from banks at January 1....      1,275,519           1,362,655
                                                                -----------         -----------
    Cash and demand balances due from banks at June 30......    $   983,400         $ 1,095,420
                                                                ===========         ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the Corporation's Form 10-K for the year ended December 31, 2001.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $238.3 million and $538.1 million in 2002 and 2001, respectively. Cash income tax payments over the same periods totaled $43.8 million and $58.0 million, respectively.
--------------------------------------------------------------------------------
4. GOODWILL
AND OTHER
INTANGIBLE
ASSETS The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. The Corporation has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This asset is excluded from the scope of SFAS No. 142 and continues to be amortized.
               Upon adoption of the Statement, the Corporation's goodwill was subject to the transitional goodwill impairment test. The impairment test is a two step process. The first step identifies potential impairment through a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess. The Corporation's reporting units were defined as its operating segments. See Note 6 to the Financial Statements for additional information on operating segments. The first step of the transitional goodwill impairment test did not identify potential impairment. Therefore, the second step of the test was not performed and no impairment loss was recognized at transition.
               For the quarter and six months ended June 30, 2002, the Corporation had no goodwill amortization expense. For the quarter ended June 30, 2002, net income was $76.3 million and earnings per share was $10.77. For the quarter ended June 30, 2001, reported net income was $61.8 million, reported earnings per share was $8.59 and goodwill amortization expense after related income taxes was $0.7 million. For the same period, net income on a pro forma basis adjusted to exclude the amortization of goodwill was $62.5 million and adjusted earnings per share was $8.70. For the six months ended June 30, 2002, net income was

--------------------------------------------------------------------------------

           $142.0 million and earnings per share was $19.94. For the six months ended June 30, 2001, reported net income was $125.8 million, reported earnings per share was $17.51 and goodwill amortization expense after related income taxes was $1.5 million. For the same period, net income on a pro forma basis adjusted to exclude the amortization of goodwill was $127.3 million and adjusted earnings per share was $17.74.
               The carrying value of the Corporation's goodwill, excluding $84.6 million accounted for under SFAS No. 72, as of June 30, 2002, was $113.1 million. Of this amount, $106.3 million of goodwill was assigned to Personal and Commercial Client Group and $6.8 million was assigned to Private Client Group.
               As of June 30, 2002, the gross carrying amount and accumulated amortization of the Corporation's amortizable intangible assets were $377.6 million and $143.1 million, respectively.
               Total amortization expense for the Corporation's intangible assets was $7.6 million for the quarter ended June 30, 2002 and $15.1 million for the six months ended June 30, 2002.
               Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $30.2 million,
           $30.4 million, $30.4 million, $30.6 million and $30.6 million, respectively.
--------------------------------------------------------------------------------
5. OTHER In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet ("Joliet"). First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. The purchase price was $220.3 million. Of this amount, $101.6 million was recorded as goodwill and $50.1 million as a core deposit premium intangible with an expected life of eight years. Under the provisions of SFAS No. 142, goodwill will not be subject to periodic amortization. On the date of acquisition, Joliet had total assets amounting to $1.1 billion, total deposits amounting to $860 million and total liabilities amounting to $1.0 billion.
--------------------------------------------------------------------------------
6. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group and Emfisys and Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and the Corporation's Treasury group, which serves as the Corporation's funding unit, and cash management services. The Private Client Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Emfisys is the technology and e-business group that provides information technology planning, strategy and development services, together with transaction-processing capabilities, and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources and learning. Corporate Support also reflects income from bank-owned insurance, inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following table:

                                                          Personal and   Investment                    Emfisys and
                                                           Commercial       Banking   Private Client     Corporate   Consolidated
                 Quarter Ended June 30                    Client Group        Group            Group       Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2002
                 (in millions)
                 Net interest income (expense)(FTE
                   basis)...............................    $  126.9      $   68.9       $   17.5       $   (7.0)      $  206.3
                 Noninterest income.....................        34.0          53.5           34.4           12.6          134.5
                 Provision for loan losses..............         4.0          12.0            0.1           10.6           26.7
                 Noninterest expense....................       103.6          51.5           40.7           (0.2)         195.6
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        53.3          58.9           11.1           (4.8)         118.5
                 Income taxes...........................        21.0          23.4            4.4           (6.6)          42.2
                                                            --------      --------       --------       --------       --------
                 Net income.............................    $   32.3      $   35.5       $    6.7       $    1.8       $   76.3
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $ 11,998      $ 12,160       $  1,529       $  1,429       $ 27,116
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  8,459      $  6,127       $  1,373       $    198       $ 16,157
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 12,518      $  5,714       $  1,285       $   (234)      $ 19,283
                                                            ========      ========       ========       ========       ========
                 2001
                 (in millions)
                 Net interest income (expense) (FTE
                   basis)...............................    $  102.8      $   95.6       $   17.8       $  (22.2)      $  194.0
                 Noninterest income.....................        29.1          35.4           35.1            8.1          107.7
                 Provision for loan losses..............         5.8          21.0            0.1           (0.9)          26.0
                 Noninterest expense....................        92.9          52.5           42.5           (6.2)         181.7
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        33.2          57.5           10.3           (7.0)          94.0
                 Income taxes...........................        13.3          22.9            4.3           (8.3)          32.2
                                                            --------      --------       --------       --------       --------
                 Net income.............................    $   19.9      $   34.6       $    6.0       $    1.3       $   61.8
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $  9,470      $ 14,987       $  1,650       $  2,284       $ 28,390
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  6,534      $  7,432       $  1,472       $    222       $ 15,660
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 10,912      $  6,574       $  1,235       $   (221)      $ 18,500
                                                            ========      ========       ========       ========       ========

--------------------------------------------------------------------------------

                                                          Personal and   Investment                    Emfisys and
                                                             Commercia      Banking   Private Client     Corporate   Consolidated
                 Six Months Ended June 30                 Client Group        Group            Group       Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2002
                 (in millions)
                 Net interest income (expense)(FTE
                   basis)...............................    $  252.3      $  151.2       $   36.0       $  (22.6)      $  416.9
                 Noninterest income.....................        65.6         104.7           67.2           22.3          259.8
                 Provision for loan losses..............         8.0          23.9            0.2           27.3           59.4
                 Noninterest expense....................       207.2         103.8           83.4            5.7          400.1
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......       102.7         128.2           19.6          (33.3)         217.2
                 Income taxes...........................        40.3          51.1            7.7          (23.9)          75.2
                                                            --------      --------       --------       --------       --------
                 Net income (loss)......................    $   62.4      $   77.1       $   11.9       $   (9.4)      $  142.0
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $ 11,830      $ 12,621       $  1,527       $  1,533       $ 27,511
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  8,225      $  6,308       $  1,368       $    254       $ 16,155
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 12,382      $  5,688       $  1,280       $   (294)      $ 19,056
                                                            ========      ========       ========       ========       ========
                 2001
                 (in millions)
                 Net interest income (expense)(FTE
                   basis)...............................    $  200.1      $  190.5       $   35.3       $  (47.9)      $  378.0
                 Noninterest income.....................        51.1          80.5           68.1           21.3          221.0
                 Provision for loan losses..............         8.7          33.2            0.2           (0.1)          42.0
                 Noninterest expense....................       183.1         108.8           82.5           (8.3)         366.1
                                                            --------      --------       --------       --------       --------
                 Income (loss) before income taxes......        59.4         129.0           20.7          (18.2)         190.9
                 Income taxes...........................        23.9          51.4            8.5          (18.7)          65.1
                                                            --------      --------       --------       --------       --------
                 Net income.............................    $   35.5      $   77.6       $   12.2       $    0.5       $  125.8
                                                            ========      ========       ========       ========       ========
                 Average Assets.........................    $  9,315      $ 15,276       $  1,583       $  2,249       $ 28,423
                                                            ========      ========       ========       ========       ========
                 Average Loans..........................    $  6,422      $  7,629       $  1,414       $    112       $ 15,577
                                                            ========      ========       ========       ========       ========
                 Average Deposits.......................    $ 10,846      $  6,677       $  1,232       $   (200)      $ 18,555
                                                            ========      ========       ========       ========       ========

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
SECOND QUARTER 2002
COMPARED WITH
SECOND QUARTER 2001
--------------------------------------------------------------------------------

SUMMARY The Corporation had second quarter 2002 net income of $76.3 million, a 24 percent increase from second quarter 2001 earnings of $61.8 million. Cash ROE was 19.17 percent compared to 15.55 percent one year earlier. Cash ROA was 1.21 percent compared to 0.94 percent a year ago.
               Second quarter net interest income on a fully taxable equivalent basis was $206.3 million, up $12.3 million or 6 percent from $194.0 million in 2001's second quarter. Average earning assets decreased 4 percent to $24.22 billion from $25.33 billion in 2001. Consumer, mortgage and small business lending grew by $1.6 billion or 18 percent of which 7 percent was attributable to the acquisition of First National Bank of Joliet. Net interest margin rose to 3.41 percent from 3.08 percent in the same quarter last year, reflecting the impact of a declining interest rate environment during 2001 and a higher mix of retail loans and deposits.
               The second quarter provision for loan losses of $26.7 million was up $0.7 million from $26.0 million in the second quarter of 2001. Net charge-offs during the current quarter were $23.9 million compared to $27.1 million in the prior year's quarter.
               Noninterest income increased $26.8 million or 25 percent to $134.5 million for second quarter 2002 from the same quarter last year. This growth primarily resulted from an increase in net gains from investment securities sales and higher service charges on deposits of $9.6 million of which $1.6 million was contributed by Joliet.
               Second quarter 2002 noninterest expenses of $195.6 million were up $13.9 million or 8 percent compared to second quarter a year ago. Excluding operating expenses of Joliet acquired in third quarter 2001, expense growth was 2 percent. Income tax expense rose by $11.9 million in the current quarter reflecting substantially greater pretax income.
               Additional commentary on the matters included in the above summary is provided in the following sections of this report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the second quarter of 2002 was $32.3 million, up $12.4 million from the second quarter of 2001. Total revenue was $160.9 million, an increase of $29.0 million from $131.9 million from the year-ago quarter. This increase was primarily due to loan volume growth in consumer, mortgage and small business lending as well as growth in retail deposits, higher interest margins and the acquisition of Joliet. Noninterest expense increased $10.7 million or 12 percent to $103.6 million from $92.9 million in second quarter 2001. The increase was primarily due to the acquisition of Joliet and costs in support of increased volume. Income taxes increased by $7.7 million in the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $35.5 million in second quarter 2002, an increase of $0.9 million or 2 percent from $34.6 million a year ago. Total revenue of $122.4 million decreased by $8.6 million or 7 percent from the second quarter of 2001. This decrease was primarily due to reduced loan volumes and lower bond trading profits offset by higher security gains and fee revenue. Noninterest expense decreased $1.0 million or 2 percent to $51.5 million in the current quarter due to cost containment efforts. Net income was also impacted by a lower loan loss provision of $9.0 million. Income taxes increased by $0.5 million during the quarter, reflecting lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $6.7 million in second quarter 2002, an increase of $0.7 million or 12 percent from $6.0 million a year ago. Total revenue of $51.9 million decreased by $1.0 million or 2 percent from $52.9 million in second quarter 2001. This decrease in revenue has been affected by the current stock market conditions which have resulted in decreased asset values and a decline in new business opportunities slightly offset by increased net interest margins. Noninterest expense decreased $1.8 million or 8 percent to $40.7 million in the current quarter, primarily due to cost containment efforts. Income taxes increased by $0.1 million during the quarter, reflecting higher pretax income.

           EMFISYS AND CORPORATE SUPPORT
           Emfisys and Corporate Support had net income for the first quarter 2002 of $1.8 million, compared to $1.3 million a year ago quarter. Total revenue increased $19.7 million to $5.6 million. The Corporation's overall provision for loan losses was determined in order to maintain the allowance for loan losses at a level sufficient to cover losses inherent in the consolidated loan portfolio. Provisions are allocated to the operating segments based on average historical losses over a complete economic cycle. The differences between the total of the Corporation's business line allocation of provisions and its total required provisions under generally accepted accounting principles are allocated to Corporate Support. Compared with the second quarter of the prior year, the current quarter's provision for loan losses in Corporate Support increased. In 2001, the excess of actual provisions over average historical losses was charged to the operating segments to which they related, rather than to Corporate Support. For further provision information, see the discussion of the Allowance for Possible Loan Losses section on page 20 of this report. Noninterest expense increased by $6.0 million in the current quarter, primarily due to costs associated with business initiatives. Income tax benefits decreased by $1.7 million during the quarter.

--------------------------------------------------------------------------------

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                  Quarter Ended June 30                  Six Months Ended June 30
                                                 --------------------------------------    --------------------------------------
Daily Average Balances (in millions)                   2002                        2001                 2002                 2001
Average Rates Earned and Paid                    -----------------    -----------------    -----------------    -----------------
(fully taxable equivalent basis)                 Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........    $   259     0.58%    $   150     1.72%    $   231     0.49%    $   176     1.70%
  Federal funds sold and securities purchased
    under agreement to resell................        622     1.78         279     4.39         489     1.77         283     5.01
                                                 -------              -------              -------              -------
      Total money market assets..............        881     1.43         429     3.46         720     1.36         459     3.74
Trading account assets.......................         42     5.96          60     6.96          45     5.91          62     6.76
Securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency...........      6,423     4.51       8,448     5.94       6,876     4.62       8,429     6.18
  State and municipal........................        573     6.42         489     6.96         566     6.43         484     6.96
  Other......................................        144     8.41         227     6.71         144     8.35         227     6.66
                                                 -------              -------              -------              -------
      Total securities available-for-sale....      7,140     4.74       9,164     6.01       7,586     4.82       9,140     6.23
Loans, net of unearned income................     16,157     5.65      15,660     7.43      16,155     5.67      15,577     7.82
Loans held for sale..........................          4                   16                    5                   64
                                                 -------              -------              -------              -------
      TOTAL INTEREST-EARNING ASSETS..........     24,224     5.23      25,329     6.84      24,511     5.28      25,302     7.15
                                                 -------              -------              -------              -------
Cash and demand balances due from banks......        936                  993                  973                1,068
Other assets.................................      1,956                2,068                2,027                2,053
                                                 -------              -------              -------              -------
      Total assets...........................    $27,116              $28,390              $27,511              $28,423
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...................................    $ 6,167     1.05     $ 5,604     2.83     $ 5,879     1.14     $ 5,510     3.18
Savings deposits and certificates............      7,317     2.75       5,733     4.85       7,092     2.88       5,760     5.05
Other time deposits..........................      1,928     2.05       1,658     4.61       1,746     2.06       1,530     5.22
Foreign office time deposits.................      1,171     1.68       2,147     4.53       1,272     1.68       2,270     5.14
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING DEPOSITS........     16,583     1.96      15,142     4.03      15,989     2.05      15,070     4.40
Short-term borrowings........................      4,371     1.72       6,608     4.42       4,902     1.78       6,617     5.00
Minority interest -- preferred stock of
  subsidiary.................................        250     7.40         250     7.42         250     7.44         250     7.42
Long-term notes..............................        686     3.04         525     6.23         679     3.18         530     6.69
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING LIABILITIES.....     21,890     2.01      22,525     4.23      21,820     2.09      22,467     4.66
Noninterest-bearing deposits.................      2,700                3,358                3,067                3,485
Other liabilities............................        332                  449                  411                  432
Stockholder's equity.........................      2,194                2,058                2,213                2,039
                                                 -------              -------              -------              -------
      Total liabilities and stockholder's
        equity...............................    $27,116              $28,390              $27,511              $28,423
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...................                3.41%                3.08%                3.42%                3.01%
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

--------------------------------------------------------------------------------
NET INTEREST
INCOME

                                                                            Quarter Ended June 30     Six Months Ended June 30
                                                                            ----------------------    ------------------------
                 (in thousands)                                               2002         2001          2002          2001
                 -------------------------------------------------------------------------------------------------------------
                 Interest income........................................    $308,543     $421,775      $628,063      $878,460
                 Fully taxable equivalent adjustment....................       7,383        9,411        14,836        19,516
                                                                            --------     --------      --------      --------
                 Interest income (fully taxable equivalent basis).......     315,926      431,186       642,899       897,976
                 Interest expense.......................................     109,636      237,212       225,991       519,931
                                                                            --------     --------      --------      --------
                   Net interest income (fully taxable equivalent
                     basis).............................................    $206,290     $193,974      $416,908      $378,045
                                                                            ========     ========      ========      ========
                 Increase (decrease) due to change in:
                   Volume...............................................    $ (8,459)    $  2,581      $(11,895)     $  9,329
                   Rate.................................................      20,775       18,148        50,758        22,127
                                                                            --------     --------      --------      --------
                       Total increase in net interest income............    $ 12,316     $ 20,729      $ 38,863      $ 31,456
                                                                            ========     ========      ========      ========

               Second quarter net interest income on a fully taxable equivalent
           (FTE) basis was $206.3 million, up 6 percent from $194.0 million in second quarter 2001. The change in net interest income is typically explained by analyzing its two principal components, net interest margin and average earning assets. Net interest margin is annualized net interest income on a FTE basis over average interest earning assets. Average earning assets represent the average volume of assets employed by the Corporation which generate interest income.
               Net interest margin rose from 3.08 percent in second quarter 2001 to 3.41 percent in the current quarter, reflecting the impact of a declining interest rate environment during 2001 and a higher mix of retail loans and deposits. Wholesale funding declined in 2002 as did noninterest supporting funds.
               Average earning assets declined 4 percent to $24.22 billion from $25.33 billion in 2001. Average securities available-for-sale decreased $2.02 billion primarily due to declines in U.S. Treasury and Federal agency securities. Average loans rose $497 million, or 3 percent. Installment and real estate mortgage loans were the most significant contributors to the loan growth with respective increases of $845 million and $515 million, partially offset by a decline in commercial loans of $842 million compared to 2001 levels.
               Average supporting liabilities declined 4 percent due to short-term borrowings and foreign office time deposits declines of $2.24 billion and $977 million, respectively, offset by an increase in savings deposits and certificates of $1.58 billion from 2001 levels.

--------------------------------------------------------------------------------
AVERAGE EARNING
ASSETS -- NET
INTEREST MARGIN

                                                                 Quarter Ended June 30
                                                         --------------------------------------
                 Daily Average Balances (in millions)          2002                 2001
                 Average Rates Earned and Paid           -----------------    -----------------
                 (fully taxable equivalent basis)        Balances    Rates    Balances    Rates
                 ------------------------------------------------------------------------------
                 Interest-earning assets...              $24,224     5.22%     25,329     6.84%
                                                         =======               ======
                 Interest-bearing liabilities...         $21,889     2.01      22,525     4.23
                 Noninterest-bearing sources of
                   funds...........                        2,335                2,804
                                                         -------               ------
                       Total supporting
                         liabilities...                  $24,224     1.81      25,329     3.76
                                                         =======               ======
                 Net interest margin (related to
                   average interest-earning
                   assets).........                                  3.41%                3.08%
                                                                     ====                 ====

                                                                Six Months Ended June 30
                                                         --------------------------------------
                 Daily Average Balances (in millions)           2002                 2001
                 Average Rates Earned and Paid           -----------------    -----------------
                 (fully taxable equivalent basis)        Balances    Rates    Balances    Rates
                 ------------------------------------------------------------------------------
                 Interest-earning assets...              $24,511     5.28%    $25,302     7.15%
                                                         =======              =======
                 Interest-bearing liabilities...         $21,820     2.09     $22,467     4.66
                 Noninterest-bearing sources of
                   funds...........                        2,691                2,835
                                                         -------              -------
                       Total supporting
                         liabilities...                  $24,511     1.86     $25,302     4.14
                                                         =======              =======
                 Net interest margin (related to
                   average interest-earning
                   assets).........                                  3.42%                3.01%
                                                                     ====                 ====

--------------------------------------------------------------------------------

NONINTEREST
INCOME                                                   Quarter              Increase            Six Months            Increase
                                                      Ended June 30          (Decrease)         Ended June 30          (Decrease)
                                                   --------------------    --------------    --------------------    --------------
                  (in thousands)                     2002        2001      Amount      %       2002        2001      Amount      %
                  -----------------------------------------------------------------------------------------------------------------
                  Trust and investment
                    management fees............    $ 31,153    $ 30,591    $   562      2    $ 58,123    $ 60,360    $(2,237)    (4)
                  Money market and bond
                    trading....................       1,999       4,362     (2,363)   (54)      3,901       9,882     (5,981)   (61)
                  Foreign exchange.............         536       1,720     (1,184)   (69)      3,684       3,395        289      9
                  Service fees and charges.....      38,799      29,242      9,557     33      75,957      56,774     19,183     34
                  Securities gains.............      24,358       9,519     14,839    156      39,923      22,724     17,199     76
                  Bank-owned insurance.........      12,468      11,725        743      6      25,283      23,324      1,959      8
                  Foreign fees.................       5,929       5,307        622     12      12,018      10,453      1,565     15
                  Other........................      19,231      15,246      3,985     26      40,921      34,115      6,806     20
                                                   --------    --------    -------           --------    --------    -------
                  Total noninterest income.....    $134,473    $107,712    $26,761     25    $259,810    $221,027    $38,783     18
                                                   ========    ========    =======           ========    ========    =======

           Noninterest income for the second quarter of 2002 was $134.5 million, an increase of $26.8 million or 25 percent from the second quarter of 2001. Growth in noninterest income primarily resulted from a $14.8 million increase in net gains from sales of investment securities, and higher service charges on deposits amounting to $9.6 million, of which $1.6 million was contributed by Joliet.

--------------------------------------------------------------------------------

NONINTEREST
EXPENSES AND                                              Quarter              Increase            Six Months            Increase
                                                       Ended June 30          (Decrease)         Ended June 30          (Decrease)
                                                    --------------------    --------------    --------------------    --------------
                  (in thousands)                      2002        2001      Amount      %       2002        2001      Amount      %
INCOME TAXES      ------------------------------------------------------------------------------------------------------------------
                  Salaries and other
                    compensation................    $ 94,223    $ 92,712    $ 1,511      2    $191,406    $180,756    $10,650     6
                  Pension, profit sharing and
                    other employee benefits.....      20,907      17,177      3,730     22      42,104      34,904      7,200    21
                  Net occupancy.................      14,650      13,910        740      5      28,440      26,761      1,679     6
                  Equipment.....................      13,227      14,189       (962)    (7)     28,454      28,075        379     1
                  Marketing.....................       8,164       9,586     (1,422)   (15)     16,215      17,109       (894)   (5)
                  Communication and delivery....       6,151       5,505        646     12      12,317      10,798      1,519    14
                  Expert services...............       7,461       6,471        990     15      13,954      11,773      2,181    19
                  Contract programming..........       6,507       5,376      1,131     21      13,531      12,074      1,457    12
                  Other.........................      16,753      10,256      6,497     63      38,614      30,976      7,638    25
                                                    --------    --------    -------           --------    --------    -------
                                                     188,043     175,182     12,861      7     385,035     353,226     31,809     9
                  Amortization of goodwill and
                    other valuation
                    intangibles.................       7,575       6,530      1,045     16      15,055      12,896      2,159    17
                                                    --------    --------    -------           --------    --------    -------
                  Total noninterest expenses....    $195,618    $181,712    $13,906      8    $400,090    $366,122    $33,968     9
                                                    ========    ========    =======           ========    ========    =======
                  Provision for income taxes....    $ 34,742    $ 22,805    $11,937     52    $ 60,402    $ 45,623    $14,779    32
                                                    ========    ========    =======           ========    ========    =======

           Second quarter 2002 noninterest expenses of $195.6 million were up $13.9 million or 8% compared to the second quarter of 2001. Excluding operating expenses of Joliet acquired in third quarter 2001, expense growth was 2%. Growth in noninterest expenses primarily resulted from lower levels of reimbursements for services performed on behalf of affiliated companies and higher pension expense.
               Income tax expense rose $11.9 million in the current quarter, reflecting substantially greater pretax income.

--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at June 30, 2002 was $2.16 billion, compared with $2.20 billion and $2.09 billion at December 31, 2001 and June 30, 2001, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale and cash flow hedges, total equity increased $5.1 million from June 30, 2001. During the preceding twelve months, the Corporation declared common and preferred dividends of $392.0 million and $18.0 million, respectively. Common dividends reflect the Corporation's continued strong capital position in addition to declines in average assets, primarily investment portfolio securities and commercial loans.
               In February 1998, Harris Preferred Capital Corporation, a
           wholly-owned indirect subsidiary of Harris Trust and Savings Bank
           ("HTSB"), issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basel Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 9.02 percent and
           12.01 percent, respectively, at June 30, 2002. HTSB's Tier 1 and total risk-based capital ratios were 10.12 percent and 12.55 percent, respectively, at June 30, 2002.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.56 percent and 8.99 percent, respectively, for the second quarter of 2002.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at June 30, 2002, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At June 30, 2002, the Corporation's intangible assets totaled $348 million, including approximately $312 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.44 percent and 8.88 percent, respectively, for the second quarter of 2002.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                                 June 30      December 31      June 30
                 (In thousands)                                                   2002               2001       2001
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $27,697,020    $29,046,107    $28,257,628
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $27,115,672    $28,746,327    $28,390,439
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $18,156,468    $17,861,350    $17,222,705
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,621,176    $ 4,713,522    $ 4,700,937
                                                                               ===========    ===========    ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................    $22,453,489    $22,228,871    $21,702,109
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 2,025,917    $ 2,067,205    $ 2,108,876
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   671,551    $   670,011    $   577,376
                                                                               ===========    ===========    ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................    $ 2,696,662    $ 2,736,424    $ 2,685,520
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           7.56%          7.32%          7.45%
                 Risk-based capital ratios
                   Tier 1..................................................           9.02%          9.30%          9.72%
                   Total...................................................          12.01%         12.31%         12.37%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                         June 30       March 31        June 30
                 (In thousands)                                             2002           2002           2001
                 ---------------------------------------------------------------------------------------------
                 Nonaccrual loans................................       $193,398       $217,584       $145,331
                 Restructured loans..............................            812           818           2,370
                                                                        --------       --------       --------
                       Total nonperforming loans.................        194,210       218,402         147,701
                 Other assets received in satisfaction of debt...          2,012         1,440           2,238
                                                                        --------       --------       --------
                       Total nonperforming assets................       $196,222       $219,842       $149,939
                                                                        ========       ========       ========
                 Nonperforming loans to total loans (end of
                   period).......................................           1.20%         1.36%            .95%
                 Nonperforming assets to total loans (end of
                   period).......................................           1.22%         1.37%            .97%
                                                                        ========       ========       ========
                 90-day past due loans still accruing interest...       $ 17,695       $28,771        $ 24,280
                                                                        ========       ========       ========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is doubtful, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at June 30, 2002 totaled $196 million, or
           1.22 percent of total loans, down from $220 million or 1.37 percent of total loans at March 31, 2002 and up from $150 million or 0.97 percent of total loans a year ago.
               Interest shortfall for the six months ended June 30, 2002 was $7.0 million compared to $5.3 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if the collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms. The average impaired loan balance for the quarter ended June 30, 2002 was $204 million, down from $217 million for the quarter ended March 31, 2002 and up from

--------------------------------------------------------------------------------

           $128 million for the quarter ended June 30, 2001. The average impaired loan balance for the six months ended June 30, 2002 was $211 million compared to $122 million for the six months ended June 30, 2001.

                                                                                               Impaired Loans
                                                                       Impaired Loans      For Which There Is
                                                                     For Which There Is            No Related             Total
                                  (In thousands)                     Related Allowance              Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 June 30, 2002
                 Balance.........................................         $ 123,637             $  70,573          $ 194,210
                 Related allowance...............................            43,590                    --             43,590
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  80,047             $  70,573          $ 150,620
                                                                          =========             =========          =========
                 December 31, 2001
                 Balance.........................................         $ 165,484             $  49,312          $ 214,796
                 Related allowance...............................            74,319                    --             74,319
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  91,165             $  49,312          $ 140,477
                                                                          =========             =========          =========
                 June 30, 2001
                 Balance.........................................         $ 118,148             $  29,553          $ 147,701
                 Related allowance...............................            54,777                    --             54,777
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  63,371             $  29,553          $  92,924
                                                                          =========             =========          =========

--------------------------------------------------------------------------------

ALLOWANCE
FOR POSSIBLE
                                                                               Quarter Ended June 30    Six Months Ended June 30
                                                                              ----------------------    ------------------------
LOAN LOSSES        (In thousands)                                                  2002         2001          2002          2001
                   -------------------------------------------------------------------------------------------------------------
                   Balance, beginning of period...........................    $287,111     $167,880      $292,278      $170,417
                                                                              --------     --------      --------      --------
                   Charge-offs............................................     (30,705)     (28,279)      (73,848)      (48,228)
                   Recoveries.............................................       6,801        1,226        12,074         2,595
                                                                              --------     --------      --------      --------
                   Net charge-offs........................................     (23,904)     (27,053)      (61,774)      (45,633)
                   Provision charged to operations........................      26,715       26,000        59,418        42,043
                                                                              --------     --------      --------      --------
                   Balance at June 30.....................................    $289,922     $166,827      $289,922      $166,827
                                                                              ========     ========      ========      ========
                   Net charge-offs as a percentage of provision charged to
                     operations...........................................          89%         104%          104%          109%
                   Allowance for possible loan losses to nonperforming
                     loans (period-end)...................................         149%         113%
                   Allowance for possible loan losses to nonperforming
                     assets (period-end)..................................         148%         111%
                   Allowance for possible loan losses to total loans
                     outstanding (period-end).............................        1.80%        1.08%

           The Corporation's provision for loan losses for the current quarter was $26.7 million up 3 percent from $26.0 million in last year's second quarter. On a year-to-date basis, provisions measured $59.4 million, representing a 41 percent rise over the $42.0 million reported for the first six months of 2001. The year-to-date total reflects a peak in net charge-off activity in the first quarter of 2002, which moderated into the second quarter as the economy began to show signs of strengthening and consumer confidence showed gradual improvement.
               Net charge-offs for the current quarter totaled $23.9 million, or
           0.59 percent of average loans annualized, compared to $27.1 million or 0.69 percent of average loans annualized a year ago. While the absolute dollar amount of gross charge-offs rose for second quarter 2002 relative to last year's second quarter, the ratio contracted due to the combined effect of greater recoveries on prior charge-offs for second quarter 2002 and an increase in average loans year over year. On a year-to-date basis, net charge-offs measured $61.8 million or
           0.77 percent of average loans annualized, versus $45.6 million one year ago or 0.59 percent of average loans annualized. This reflected the peak in gross charge-off experience for first quarter 2002 due to the deterioration of commercial credit quality over the course of the recession.
               At June 30, 2002, the allowance for possible loan losses was $290 million, equal to 1.80 percent of loans outstanding, compared to $167 million, or 1.08 percent of total loans one year ago. The allowance's coverage of non-performing loans strengthened from 113 percent at June 30, 2001, to 149 percent at June 30, 2002, despite a $47 million, or 31 percent, rise in non-performing loans relative to one year ago. This was substantially reflective of the impact of a special provision taken in third quarter 2001 to ensure adequate coverage of the expected loss within the portfolio. Relative to first quarter 2002, non-performing loans exhibited a $24 million, or 11 percent, contraction, reflecting the combined impacts of payments received and charge-offs recognized.
               Management's assessment of the adequacy of the loan loss reserve continues to be based upon a comprehensive and ongoing review of the Corporation's loan portfolio, including assessments of both historical and prospective quantitative and qualitative factors, along with rigorous stress testing of higher risk credits. During the second quarter, the economy appeared to have made the transition from recession into recovery, expanding at a moderate pace through the first half of the year. Economic growth thus far has been uneven, with some major sectors showing signs of improvement, with others softening or remaining weak. While consumers remain heavily leveraged, consumer debt service burdens actually exhibited a decline in the first

--------------------------------------------------------------------------------

           quarter 2002 due to lower tax rates, thus providing some relief to consumers and relieving a constraint on their spending. The potential for continued and significant disruptions to the capital markets remains a concern due to disclosures of accounting improprieties among prominent corporations and continued uncertainty regarding corporate performance. As a consequence, the Corporation anticipates slow economic growth through the balance of 2002 and into 2003. Based on this economic outlook and the predictable lag in its positive effect, the Corporation expects non-performing loans to remain relatively stable, with some fluctuation around a gradually declining trend line. Management will continue to monitor portfolio quality closely for any divergence from expectations.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 34 percent of the Corporation's total assets and amounted to $9.35 billion at June 30, 2002. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 8, 2001. At that time, the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2002. There were no borrowings under either credit facility in year-to-date 2002 or 2001.
               The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits increased from $14.69 billion or 59 percent of total non-equity funding at June 30, 2001 to $16.18 billion or 68 percent of total non-equity funding at June 30, 2002. Passbook and savings accounts experienced the largest growth, up $1.32 billion or 72 percent over June 30, 2001 levels. Savings certificates and money market deposit accounts increased by $264 million or 7 percent and by $344 million or 8 percent over second quarter 2001 levels, respectively. Interest checking deposits increased by $219 million or 16 percent to $1.58 billion. Domestic and foreign demand deposits decreased by $653 million or 20 percent to $2.67 billion. The quarterly average volume of wholesale deposits and short-term borrowings decreased from $10.41 billion or 41 percent of total non-equity funding at June 30, 2001 to $7.47 billion or 32 percent of total non-equity funding at June 30, 2002. Total deposits averaged $19.28 billion in the second quarter of 2002, an increase of $784 million compared to the same quarter last year.
               Average money market assets in the second quarter of 2002 were $881 million an increase of $452 million from the same quarter last year. These assets represented 4 percent of average earning assets in second quarter 2002. Average money market liabilities decreased 36 percent from $5.79 billion in the same quarter last year to $3.70 billion this quarter.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of June 30, 2002, $650 million of senior notes were outstanding compared to $985 million at June 30, 2001.

--------------------------------------------------------------------------------

FORWARD-LOOKING
INFORMATIONThis Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project," "target," "will," and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.

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

--------------------------------------------------------------------------------
HARRIS BANKCORP,
INC. AND
SUBSIDIARIES
SIX MONTHS
ENDED JUNE 30,
2002
COMPARED WITH
2001 The Corporation's earnings for the six months ended June 30, 2002 were $142.0 million. This represented an increase of $16.2 million or 13 percent compared to a year ago.
               Cash ROE was 17.75 percent, up from 16.12 percent last year. Cash ROA was 1.12 percent compared to 0.96 percent a year ago.
               Net interest income on a fully taxable equivalent basis was $416.9 million in the current period, an increase of $38.9 million or 10 percent from the 2001 year-to-date period. Average earning assets declined 3 percent to $24.51 billion from $25.30 billion a year ago, although average loans increased by 4 percent or $578 million. Residential mortgages, consumer and small business loans contributed to the loan growth. Net interest margin increased from 3.01 percent in the six months ended June 30, 2001 to 3.42 percent currently.
               The year-to-date 2002 provision for loan losses of $59.4 million was up $17.4 million from $42.0 million a year ago. Net charge-offs were $61.8 million, an increase of $16.1 million from last year, primarily reflecting an increase in commercial loan write-offs.
               Noninterest income of $259.8 million increased $38.8 million or 18 percent from the same period last year. Most of this increase resulted from additional net gains from securities sales of $17.2 million and higher service charges on deposits of $19.2 million.
               Noninterest expense of $400.1 million was $34 million or 9 percent higher than last year. Excluding the impact of the acquisition of First National Bank of Joliet, and a one-time cost associated with the disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000, noninterest expense rose 2 percent in the six month period ended June 30, 2002. Income tax expense increased $14.8 million, reflecting substantially higher pretax income.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the six month period of 2002 was $62.4 million, up $26.9 million from the year-ago period. Total revenue was $317.9 million, an increase of $66.7 million or 27 percent from $251.2 million in 2001. This increase was primarily due to volume growth in consumer, mortgage and small business lending as well as growth in retail deposits, higher interest margins and the acquisition of Joliet. Noninterest expense of $207.2 million increased $24.1 million from 2001, as a result of the acquisition of Joliet and costs in support of increased volume. Income taxes increased by $16.4 million in the current year, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $77.1 million in 2002, a decrease of 1 percent from $77.6 million a year ago. Total revenue of $255.9 million decreased by $15.1 million or 6 percent from 2001 primarily due to reduced loan volumes and lower bond trading profits partially offset by higher security gains and fee revenue. Net income was also impacted by a lower loan loss provision of $9.3 million. Noninterest expense decreased $5.0 million to $103.8 million in the current year due to cost containment efforts. Income taxes decreased by $0.3 million during the year, reflecting slightly lower pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $11.9 million in 2002, a decrease of 3 percent from $12.2 million a year ago. Total revenue of $103.2 million decreased $0.2 million from 2001, as increased margins were offset by declining investment management fees. Noninterest expense increased $0.9 million or 1 percent to $83.4 million in the current year, primarily due to the cost of expansion strategies and initiatives. Income taxes decreased $0.8 million during the year, reflecting lower pretax income.

           EMFISYS AND CORPORATE SUPPORT
           Emfisys and Corporate Support had a net loss for the six month period of $9.4 million, compared to net income of $0.5 million in 2001. Provision for loan losses increased $27.3 million due to the change to expected loss methodology. The Corporation's overall provision for loan losses was determined in order to maintain the allowance for loan losses at a level sufficient to cover losses inherent in the consolidated loan portfolio. Provisions are allocated to the operating segments based on average historical losses over a complete economic cycle. The differences between the total of the Corporation's business line allocation of provisions and its total required provisions under generally accepted accounting principles are allocated to Corporate Support. Compared with the six month period of the prior year, the current provision for loan losses in Corporate Support increased. In 2001, the excess of actual provisions over average historical losses was charged to the operating segments to which they related, rather than to Corporate Support. For further provision information, see the discussion of the Allowance for Possible Loan Losses section on page 20 of this report. Noninterest expenses increased $14.0 million in the current year. This increase was due to a one-time cost associated with the disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000 and costs associated with business initiatives. Income tax benefits increased $5.2 million in the current year, reflecting lower pretax income.

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

Wilbur H. Gantz
Retired Chairman of the Board and
Chief Executive Officer
PathoGenesis Corporation

James J. Glasser
Chairman Emeritus
GATX Corporation

Dr. Leo M. Henikoff
President Emeritus
Rush University

Richard M. Jaffee
Chairman
Oil-Dri Corporation of America

Charles H. Shaw
Chairman
The Shaw Company

Richard E. Terry
Chairman and
Chief Executive Officer
Peoples Energy Corporation
------------------------------

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

HARRIS BANK GLENCOE -
NORTHBROOK, N.A.
Glencoe, Illinois

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