Form 10-Q
period 2002-09-30
HARRIS BANKCORP INC
filed 2002-11-13
CIK 45729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002 OR

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

     At November 13, 2002 the Corporation had 6,667,490 shares of $8 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2002 and 2001.

        Consolidated Statements of Condition as of September 30, 2002, December 31, 2001 and September 30, 2001.

        Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

        Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Financial Review).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

        The above financial statements, financial review, quantitative and qualitative disclosures about market risk and controls and procedures discussion, included in the Corporation's 2002 Third Quarter Report, are filed as Exhibit A and incorporated herein by reference.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are being omitted from this report because such items are not applicable to the reporting period.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K
            None

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Bankcorp, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 2002.

                          /s/
------------------------------------------------
Pamela C. Piarowski
Chief Financial Officer
                     /s/
------------------------------------------------
Paul R. Skubic
Chief Accounting Officer

CERTIFICATIONS                            Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

    I, Frank J. Techar, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Harris Bankcorp, Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Bankcorp, Inc. as of, and for, the periods presented in this quarterly report;

    4. Harris Bankcorp, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Harris Bankcorp, Inc. and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Harris Bankcorp, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Harris Bankcorp, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. Harris Bankcorp, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Harris Bankcorp, Inc.'s auditors and the audit committee of Harris Bankcorp, Inc.'s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Bankcorp, Inc.'s ability to record, process, summarize and report financial data and have identified for Harris Bankcorp, Inc.'s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Bankcorp, Inc.'s internal controls; and

    6. Harris Bankcorp, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 12, 2002                              Signature  /s/ FRANK J. TECHAR
                                                                    ---------------------------------------------
                                                         Title: President and Chief Executive Officer

CERTIFICATIONS                            Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

    I, Pamela C. Piarowski, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Harris Bankcorp, Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Bankcorp, Inc. as of, and for, the periods presented in this quarterly report;

    4. Harris Bankcorp, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Harris Bankcorp, Inc. and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Harris Bankcorp, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Harris Bankcorp, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. Harris Bankcorp, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Harris Bankcorp, Inc.'s auditors and the audit committee of Harris Bankcorp, Inc.'s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Bankcorp, Inc.'s ability to record, process, summarize and report financial data and have identified for Harris Bankcorp, Inc.'s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Bankcorp, Inc.'s internal controls; and

    6. Harris Bankcorp, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 12, 2002                              Signature  /s/ PAMELA C. PIAROWSKI
                                                                    ---------------------------------------------
                                                         Title: Chief Financial Officer

CERTIFICATIONS                            Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

    I, Paul R. Skubic, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Harris Bankcorp, Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Bankcorp, Inc. as of, and for, the periods presented in this quarterly report;

    4. Harris Bankcorp, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Harris Bankcorp, Inc. and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Harris Bankcorp, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Harris Bankcorp, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. Harris Bankcorp, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Harris Bankcorp, Inc.'s auditors and the audit committee of Harris Bankcorp, Inc.'s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Bankcorp, Inc.'s ability to record, process, summarize and report financial data and have identified for Harris Bankcorp, Inc.'s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Bankcorp, Inc.'s internal controls; and

    6. Harris Bankcorp, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 12, 2002                              Signature  /s/ PAUL R. SKUBIC
                                                                    ---------------------------------------------
                                                         Title: Chief Accounting Officer

FINANCIAL HIGHLIGHTS                      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                               Quarter Ended September 30       Nine Months Ended September 30
                                                          -------------------------------       ------------------------------
                                                              2002      2001      Change          2002        2001      Change
------------------------------------------------------------------------------------------------------------------------------
EARNINGS AND DIVIDENDS (IN THOUSANDS)
Net interest income...................................    $199,130    $195,176          2%      $601,202    $553,705         9%
Net interest income (fully taxable equivalent)........     206,758     203,708          1        623,666     581,754         7
Provision for loan losses.............................      14,176     153,296        N/R         73,594     195,339       N/R
Noninterest income....................................     134,669     120,147         12        394,480     341,174        16
Noninterest expenses..................................     211,806     203,409          4        611,897     569,531         7
Net income (loss).....................................      75,221     (20,238)       N/R        217,192     105,530       106
Dividends -- common stock.............................      75,000     171,000        (56)       275,000     243,000        13
Dividends -- preferred stock..........................       4,511       4,511         --         13,533      13,533        --
Cash earnings (loss) (1)..............................      79,805     (15,516)       N/R        230,815     118,655        95
------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Return on average common stockholder's equity.........       14.94%      (5.02)%      N/R          14.05%       6.65%      N/R
Return on average assets..............................        1.09       (0.28)       137bp         1.06        0.49        57bp
Cash return on average common stockholder's equity
  (2).................................................       19.48       (4.90)       N/R          18.31        8.87       N/R
Cash return on average assets (3).....................        1.17       (0.22)       139           1.14        0.56        58
Tier 1 risk-based capital ratio.......................        8.81        8.79         27
Total risk-based capital ratio........................       11.72       11.81         74
Tier 1 leverage ratio.................................        7.53        7.01         52
Allowance for possible loan losses to total loans
  (period-end)........................................        1.74        1.82         (8)
------------------------------------------------------------------------------------------------------------------------------
DAILY AVERAGE BALANCES (IN MILLIONS)
Money market assets...................................    $    646    $    710         (9)%     $    694    $    544        28%
Securities available-for-sale.........................       7,622       9,011        (15)         7,635       9,097       (16)
Loans, net of unearned income.........................      16,265      15,907          2         16,192      15,688         3
Total interest-earning assets.........................      24,496      25,732         (5)        24,506      25,444        (4)
Total assets..........................................      27,428      28,906         (5)        27,483      28,586        (4)
Deposits..............................................      19,368      19,142          1         19,161      18,753         2
Short-term borrowings.................................       4,561       6,212        (27)         4,788       6,480       (26)
Common stockholder's equity...........................       1,878       1,955         (4)         1,937       1,848         5
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT QUARTER-END (IN MILLIONS)
Securities available-for-sale.........................    $  8,570    $  9,096         (6)%
Loans, net of unearned income.........................      16,411      16,242          1
Allowance for possible loan losses....................         285         296         (4)
Total assets..........................................      30,091      29,220          3
Deposits..............................................      20,578      19,349          6
Common stockholder's equity...........................       1,945       1,962         (1)
Total stockholder's equity............................       2,190       2,207         (1)
------------------------------------------------------------------------------------------------------------------------------

(1) Cash earnings (loss) is defined as net income (loss) excluding the impact of amortization of goodwill and other valuation intangibles.

(2) Cash return on average common stockholder's equity ("Cash ROE") is calculated as annualized net income (loss) applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets.

(3) Cash return on average assets ("Cash ROA") is calculated as net income
    (loss) plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average assets less average intangible assets.

N/R - Computation not relevant

REPORT FROM MANAGEMENT
--------------------------------------------------------------------------------

           Harris Bankcorp had net income of $75.2 million for the quarter ended September 30, 2002. In 2001, third quarter results were impacted by a special provision for loan losses of $125 million pre-tax, or $80.4 million after related income taxes. Including the effect of this special provision, the Corporation had a net loss of $20.2 million in third quarter 2001. Excluding the impact of the $125 million special provision, earnings grew 25 percent compared to the same period a year earlier.

               Net income for the nine months ended September 30, 2002 was $217.2 million. Including the $125 million special provision for loan losses, the corporation had net income of $105.5 million for the nine months ended September 30, 2001. Excluding the impact of the third quarter 2001 special provision for loan losses, earnings grew 17 percent for the first nine months compared to the same period a year earlier.

               For the current quarter, cash ROE was 19.48 percent compared to
           14.76 percent one year earlier, excluding the special provision for loan losses.

               The Corporation benefited from continued strong business growth in consumer, mortgage and small business loans and retail deposits, a reduction in the provision for loan losses, increased earnings from treasury activities, and sound cost control.

               For the current quarter, net interest income on a fully taxable equivalent basis was $206.8 million, up 1 percent from third quarter last year. Net interest margin rose from 3.15 percent in the year-ago quarter to 3.36 percent currently, primarily reflecting the impact of the declining interest rate environment during 2001 and a higher mix of retail loans and deposits. Average earning assets declined 5 percent to $24.50 billion currently from $25.73 billion in third quarter 2001. Consumer, mortgage and small business loans grew by 14 percent, although total loans increased by 2 percent. Growth in these loans was offset by a decline in corporate loans. Securities available for sale were down $1.50 billion or 17 percent.

               Third quarter noninterest income of $134.7 million increased 12 percent from the same quarter last year. Growth in noninterest income primarily resulted from a $12.2 million increase in net gains from sales of investment securities and higher service charges on deposits.

               Third quarter 2002 noninterest expenses were $211.8 million compared to $203.4 million in the third quarter a year ago, a 4 percent increase. Income tax expense rose $53.7 million in the current quarter reflecting substantially higher pretax income.

               The third quarter 2002 provision for loan losses was $14.2 million compared to $153.3 million, including the $125 million special provision, in the third quarter a year ago. Net loan charge-offs during the current quarter were $18.6 million compared to $30.4 million in the same period last year. The decline was primarily attributable to lower write-offs in the commercial loan portfolio.

               Nonperforming assets at September 30, 2002 were $191 million or
           1.16 percent of total loans, compared to $196 million or 1.22 percent at June 30, 2002, and $208 million or 1.28 percent a year ago. At September 30, 2002, the allowance for possible loan losses was $285 million, equal to 1.74 percent of loans outstanding, compared to $296 million or 1.82 percent at the end of the third quarter 2001. The ratio of the allowance for possible loan losses to nonperforming assets was 150 percent at September 30, 2002, compared to 143 percent at September 30, 2001.

               At September 30, 2002, regulatory Tier 1 capital of Harris Bankcorp amounted to $2.02 billion, up from $2.00 billion one year earlier. The regulatory leverage capital ratio was 7.46 percent for the third quarter of 2002 compared to 7.01 percent in the same quarter of 2001. Harris Bankcorp's September 30, 2002 Tier 1 and

--------------------------------------------------------------------------------

           total risk-based capital ratios were 8.81 percent and 11.72 percent compared to respective ratios of 8.79 percent and 11.81 percent at September 30, 2001. Harris Bankcorp's capital ratios exceed the prescribed regulatory minimum for bank holding companies.

               For the nine months ended September 30, 2002, net interest income on a fully taxable equivalent basis increased 7 percent or $41.9 million, reflecting an increase in the net interest margin to 3.40 percent in the current period from 3.06 percent in the same period a year ago. Earning assets declined 4 percent, although average loans increased $504 million or 3 percent, with strong growth in consumer, mortgage and small business credits.

               Year-to-date noninterest income was $394.5 million, up 16 percent from the year earlier. Most of this increase was the result of additional net gains of $29.4 million from securities sales and higher service charge fees of $23.9 million.

               Total revenue for the nine months ended September 30, 2002, excluding the impact of the acquisition of First National Bank of Joliet in third quarter 2001, rose 7 percent from the same period in the prior year.

               The current year-to-date provision for loan losses was $73.6 million, down from $195.3 million in the first nine months of 2001, which included the $125 million special provision. Net charge-offs increased by $4.4 million to $80.4 million for the same period.

               Noninterest expense rose 7 percent from last year. Excluding the impact of the Joliet acquisition in third quarter 2001, noninterest expense rose 4 percent in the nine months ended September 30, 2002. Income tax expense increased $68.5 million, reflecting substantially higher pretax income in the current year.

           /s/ FRANK J. TECHAR
           Frank J. Techar                             October 25, 2002
           President and Chief Executive Officer

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          Harris Bankcorp, Inc. and
                                                                    Subsidiaries

                                                                                                          Nine Months Ended
                                                                 Quarter Ended September 30                    September 30
                                                                ---------------------------       -------------------------
(in thousands except share data)                                      2002             2001           2002             2001
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................     $231,929         $272,829        $686,824       $  877,470
Money market assets:
  Deposits at banks.........................................          695            1,537           1,255            3,019
  Federal funds sold and securities purchased under
    agreement to resell.....................................        1,468            4,213           5,738           11,251
Trading account.............................................          507              850           1,482            2,396
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................       64,182          107,838         214,603          353,843
  State and municipal.......................................        6,059            6,558          18,479           18,172
  Other.....................................................        2,260            2,708           6,782            8,841
                                                                 --------         --------        --------       ----------
  Total interest income.....................................      307,100          396,533         935,163        1,274,992
                                                                 --------         --------        --------       ----------
INTEREST EXPENSE
Deposits....................................................       80,156          135,263         243,058          464,036
Short-term borrowings.......................................       16,160           44,710          49,310          191,262
Senior notes................................................        1,528            9,581          11,550           27,244
Minority interest-dividends on preferred stock of
  subsidiary................................................        4,610            4,609          13,828           13,828
Long-term notes.............................................        5,516            7,194          16,215           24,917
                                                                 --------         --------        --------       ----------
  Total interest expense....................................      107,970          201,357         333,961          721,287
                                                                 --------         --------        --------       ----------
NET INTEREST INCOME.........................................      199,130          195,176         601,202          553,705
Provision for loan losses...................................       14,176          153,296          73,594          195,339
                                                                 --------         --------        --------       ----------
Net Interest Income after Provision for Loan Losses.........      184,954           41,880         527,608          358,366
                                                                 --------         --------        --------       ----------
NONINTEREST INCOME
Trust and investment management fees........................       28,283           29,482          86,406           89,842
Money market and bond trading...............................        3,236            4,226           7,137           14,108
Foreign exchange............................................          (69)           1,885           3,615            5,280
Service fees and charges....................................       37,487           32,767         113,444           89,541
Securities gains............................................       22,649           10,409          62,572           33,133
Bank-owned insurance........................................       13,693           11,859          38,976           35,183
Foreign fees................................................        6,360            5,253          18,378           15,706
Other.......................................................       23,030           24,266          63,952           58,381
                                                                 --------         --------        --------       ----------
  Total noninterest income..................................      134,669          120,147         394,480          341,174
                                                                 --------         --------        --------       ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................      106,821           98,945         298,227          279,701
Pension, profit sharing and other employee benefits.........       20,795           17,103          62,900           52,007
Net occupancy...............................................       15,943           13,683          44,383           40,444
Equipment...................................................       15,017           14,330          43,470           42,404
Marketing...................................................        7,745           10,879          23,960           27,988
Communication and delivery..................................        6,122            5,737          18,439           16,536
Expert services.............................................        8,832            8,332          22,786           20,105
Contract programming........................................        7,816            7,748          21,347           19,822
Other.......................................................       15,081           19,331          53,696           50,307
                                                                 --------         --------        --------       ----------
                                                                  204,172          196,088         589,208          549,314
Goodwill and other valuation intangibles....................        7,634            7,321          22,689           20,217
                                                                 --------         --------        --------       ----------
  Total noninterest expenses................................      211,806          203,409         611,897          569,531
                                                                 --------         --------        --------       ----------
Income (Loss) before income taxes...........................      107,817          (41,382)        310,191          130,009
Applicable income taxes (benefit)...........................       32,596          (21,144)         92,999           24,479
                                                                 --------         --------        --------       ----------
  NET INCOME (LOSS).........................................       75,221          (20,238)        217,192          105,530
Dividends on preferred stock................................        4,511            4,511          13,533           13,533
                                                                 --------         --------        --------       ----------
Net Income (Loss) Applicable to Common Stock................     $ 70,710         $(24,749)       $203,659       $   91,997
                                                                 ========         ========        ========       ==========
EARNINGS PER COMMON SHARE (based on 6,667,490 average shares outstanding)
  Net Income (Loss) Applicable to Common Stock..............     $  10.61         $  (3.71)       $  30.55       $    13.80
                                                                 ========         ========        ========       ==========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)     Harris Bankcorp,
                                                           Inc. and Subsidiaries

                                                                                                          Nine Months Ended
                                                                   Quarter Ended September 30                  September 30
                                                                  ---------------------------       -----------------------
(in thousands)                                                          2002             2001           2002           2001
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)...........................................       $ 75,221         $(20,238)       $217,192       $105,530
  Other comprehensive income:
    Cash flow hedges:
      Cumulative effect of accounting change................             --               --              --         (7,976)
      Net unrealized gain on derivative instruments, net of
         tax expense for the quarter of $63 in 2001 and net
         of tax expense for the year-to-date period of
         $4,684 in 2001.....................................             --              108              --          7,976
    Unrealized gains on available-for-sale securities:
      Unrealized holding gains arising during period, net of
         tax expense for the quarter of $32,894 in 2002 and
         $55,168 in 2001 and net of tax expense for the
         year-to-date period of $61,940 in 2002 and $73,561
         in 2001............................................         50,325           88,299          96,553        115,892
      Less reclassification adjustment for realized gains
         included in income statement, net of tax expense
         for the quarter of $8,810 in 2002 and $4,049 in
         2001 and net of tax expense for the year-to-date
         period of $24,337 in 2002 and $12,883 in 2001......        (13,839)          (6,360)        (38,236)       (20,250)
                                                                   --------         --------        --------       --------
  Other comprehensive income................................         36,486           82,047          58,317         95,642
                                                                   --------         --------        --------       --------
  Comprehensive income......................................       $111,707         $ 61,809        $275,509       $201,172
                                                                   ========         ========        ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION      Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                September 30                   September 30
                                                                        2002    December 31            2001
(in thousands except share data)                                 (unaudited)           2001     (unaudited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks.....................    $ 1,061,302     $ 1,275,519    $ 1,082,141
Money market assets:
  Interest-bearing deposits at banks........................        402,900         195,880        258,158
  Federal funds sold and securities purchased under
    agreement to resell.....................................      1,399,625         535,475        210,075
Trading account assets......................................        106,572          96,045         65,535
Securities available-for-sale (including $4.12 billion,
  $3.45 billion, and $3.22 billion of securities pledged as
  collateral for repurchase agreements at September 30,
  2002, December 31, 2001 and September 30, 2001
  respectively).............................................      8,569,751       8,798,745      9,096,295
Loans, net of unearned income...............................     16,411,449      15,953,439     16,241,695
Allowance for possible loan losses..........................       (285,484)       (292,278)      (295,993)
                                                                -----------     -----------    -----------
  Net loans.................................................     16,125,965      15,661,161     15,945,702
Premises and equipment......................................        412,535         409,303        418,035
Customers' liability on acceptances.........................         14,226          13,365         20,306
Bank-owned insurance........................................        984,635         952,225        940,182
Loans held for sale.........................................        107,089         121,588        139,219
Goodwill and other valuation intangibles....................        339,964         358,395        364,422
Other assets................................................        566,032         628,406        680,383
                                                                -----------     -----------    -----------
      TOTAL ASSETS..........................................    $30,090,596     $29,046,107    $29,220,453
                                                                ===========     ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing.........    $ 2,687,345     $ 3,545,041    $ 3,381,729
                           -- interest-bearing..............     17,054,831      13,996,490     14,060,406
Deposits in foreign offices -- noninterest bearing..........         34,160          38,063         34,782
                          -- interest-bearing...............        801,728       1,646,755      1,872,135
                                                                -----------     -----------    -----------
      Total deposits........................................     20,578,064      19,226,349     19,349,052
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,690,186       4,130,968      4,145,401
Commercial paper outstanding................................        178,329         391,752        227,859
Other short-term borrowings.................................        598,744         709,012        461,230
Senior notes................................................        100,000         860,000        910,000
Acceptances outstanding.....................................         14,226          13,365         20,306
Accrued interest, taxes and other expenses..................        287,094         398,852        400,057
Other liabilities...........................................        451,642         196,723        576,213
Minority interest -- preferred stock of subsidiary..........        250,000         250,000        250,000
Long-term notes -- senior...................................        250,000         250,000        250,000
                -- subordinated.............................        502,689         421,972        423,470
                                                                -----------     -----------    -----------
      TOTAL LIABILITIES.....................................     27,900,974      26,848,993     27,013,588
                                                                -----------     -----------    -----------
STOCKHOLDER'S EQUITY
Series A non-voting, callable, perpetual preferred stock (no par value); authorized 1,000,000 shares; issued and
  outstanding 200 shares ($1,000,000 stated value); 7.25%
  dividend rate.............................................        200,000         200,000        200,000
Series B non-voting, callable, perpetual preferred stock (no par value); authorized 45 shares, issued and outstanding
  45 shares ($1,000,000 stated value); 7.875% dividend
  rate......................................................         45,000          45,000         45,000
Common stock ($8 par value); authorized 10,000,000 shares;
  issued and outstanding 6,667,490 shares...................         53,340          53,340         53,340
Surplus.....................................................        774,878         769,351        766,574
Retained earnings...........................................      1,020,716       1,092,052      1,057,125
Accumulated other comprehensive income......................         95,688          37,371         84,826
                                                                -----------     -----------    -----------
      TOTAL STOCKHOLDER'S EQUITY............................      2,189,622       2,197,114      2,206,865
                                                                -----------     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............    $30,090,596     $29,046,107    $29,220,453
                                                                ===========     ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)    Harris
                                                 Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                       (in thousands)                                 2002               2001
---------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1........................................    $2,197,114         $2,030,308
  Net income................................................       217,192            105,530
  Contributions to capital..................................         5,532            231,918
  Dividends -- Series A preferred stock.....................       (10,875)           (10,875)
  Dividends -- Series B preferred stock.....................        (2,658)            (2,658)
  Dividends -- common stock.................................      (275,000)          (243,000)
  Other comprehensive income................................        58,317             95,642
                                                                ----------         ----------
BALANCE AT SEPTEMBER 30.....................................    $2,189,622         $2,206,865
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

                                                                 Nine Months Ended September 30
                                                                -------------------------------
                       (in thousands)                                  2002                2001
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income................................................    $   217,192         $   105,530
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision for loan losses.................................         73,594             195,339
  Depreciation and amortization, including intangibles......         62,672              59,759
  Deferred income tax (benefit) expense.....................         (4,632)             27,062
  Gain on sales of securities...............................        (62,572)            (33,133)
  Trading account net (purchases) sales.....................        (10,527)              3,390
  Net decrease in interest receivable.......................         21,381              67,027
  Net decrease in interest payable..........................         (7,215)            (14,420)
  Net decrease in loans held for sale.......................         14,499             103,052
  Other, net................................................        313,381             (98,729)
                                                                -----------         -----------
    Net cash provided by operating activities...............        617,773             414,877
                                                                -----------         -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........       (207,020)           (116,728)
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........       (864,150)            256,198
  Proceeds from sales of securities available-for-sale......      2,870,884           2,046,707
  Proceeds from maturities of securities
    available-for-sale......................................      7,678,099           8,895,860
  Purchases of securities available-for-sale................    (10,161,497)        (10,315,439)
  Net increase in loans.....................................       (538,398)           (768,264)
  Purchases of premises and equipment.......................        (43,215)            (46,117)
  Net increase in bank-owned insurance......................        (32,410)            (34,079)
  Bankmont contribution of First National Bank of Joliet....             --            (220,249)
  Other, net................................................       (152,991)            373,804
                                                                -----------         -----------
    Net cash (used) provided by investing activities........     (1,450,698)             71,693
                                                                -----------         -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................      1,351,715             234,076
  Net increase (decrease) in Federal funds purchased and
    securities sold under agreement to repurchase...........        559,218            (262,184)
  Net decrease in commercial paper outstanding..............       (213,423)           (138,755)
  Net decrease in short-term borrowings.....................       (110,269)         (1,031,384)
  Proceeds from issuance of senior notes....................        400,000           2,308,500
  Repayment of senior notes.................................     (1,160,000)         (1,788,000)
  Net cash proceeds from the sale of businesses.............             --              17,196
  Proceeds from issuance of long-term notes.................         80,000             250,000
  Repayment of long-term notes..............................             --            (100,000)
  Cash dividends paid on preferred stock....................        (13,533)            (13,533)
  Cash dividends paid on common stock.......................       (275,000)           (243,000)
                                                                -----------         -----------
    Net cash provided (used) by financing activities........        618,708            (767,084)
                                                                -----------         -----------
    Net decrease in cash and demand balances due from
     banks..................................................       (214,217)           (280,514)
    Cash and demand balances due from banks at January 1....      1,275,519           1,362,655
                                                                -----------         -----------
    Cash and demand balances due from banks at September
     30.....................................................    $ 1,061,302         $ 1,082,141
                                                                ===========         ===========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS         Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

1. BASIS OF
PRESENTATION
           Harris Bankcorp, Inc. (the "Corporation") is a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly-owned subsidiaries including Harris Trust and Savings Bank ("HTSB"). Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform the prior year's financial statements to the current year's presentation.
               The consolidated financial statements have been prepared by management from the books and records of the Corporation, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the Corporation's Form 10-K for the year ended December 31, 2001.
               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
               Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL
PROCEEDINGSThe Corporation and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS
           For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $671.0 million and $733.6 million in 2002 and 2001, respectively. Cash income tax payments over the same periods totaled $70.9 million and $89.1 million, respectively.
--------------------------------------------------------------------------------
4. GOODWILL
AND OTHER
INTANGIBLE
ASSETS The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. The Corporation has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This asset is excluded from the scope of SFAS No. 142 and continues to be amortized, including amortization of $2.35 million in third quarter 2002. Effective October 1, 2002, a new accounting standard, SFAS No. 147, "Acquisitions of Certain Financial Institutions," will require that this unidentifiable intangible asset be reclassified to goodwill and no longer be amortized starting in fourth quarter 2002. Under the transitional requirements of SFAS No. 147, the first three quarters of 2002 will be restated to reflect the reversal of previously amortized goodwill in those quarters. The impact for each of these three quarters will be $2.35 million pretax ($1.4 million after tax).
               Upon adoption of SFAS No. 142, the Corporation's goodwill was subject to the transitional goodwill impairment test. The impairment test is a two step process. The first step identifies potential impairment through a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an

--------------------------------------------------------------------------------

           amount equal to the excess. The Corporation's reporting units were defined as its operating segments. See Note 6 to the Financial Statements for additional information on operating segments. The first step of the transitional goodwill impairment test did not identify potential impairment. Therefore, the second step of the test was not performed and no impairment loss was recognized at transition.
               For the quarter and nine months ended September 30, 2001, the Corporation's net income and earnings per share on a proforma basis adjusted to exclude the amortization of goodwill is included in the following table.

                                                                                 Quarter Ended     Nine Months Ended
                                                                                  September 30          September 30
                                                                            ------------------   -------------------
                 (in thousands except for per share amounts)                 2002         2001       2002       2001
                 ---------------------------------------------------------------------------------------------------
                 Net income (loss)........................................  $75,221   $(20,238)  $217,192   $105,530
                 Plus: Goodwill amortization..............................       --        761         --      2,289
                                                                            -------   --------   --------   --------
                 Adjusted net income (loss)...............................  $75,221   $(19,477)  $217,192   $107,819
                                                                            =======   ========   ========   ========
                 Earnings per common share:
                 Net income (loss) applicable to common stock.............  $ 10.61   $  (3.71)  $  30.55   $  13.80
                 Plus: Goodwill amortization..............................       --       0.11         --       0.34
                                                                            -------   --------   --------   --------
                 Adjusted net income (loss) applicable to common stock....  $ 10.61   $  (3.60)  $  30.55   $  14.14
                                                                            =======   ========   ========   ========

               The carrying value of the Corporation's goodwill, excluding $82.3 million accounted for under SFAS No. 72, as of September 30, 2002, was $113.2 million. Of this amount, $106.4 million of goodwill was assigned to Personal and Commercial Client Group and $6.8 million was assigned to Private Client Group.
               As of September 30, 2002, the gross carrying amount and accumulated amortization of the Corporation's amortizable intangible assets were $379.2 million and $152.4 million, respectively.
               Total amortization expense for the Corporation's intangible assets was $7.6 million for the quarter ended September 30, 2002 and $22.7 million for the nine months ended September 30, 2002.
               Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $21.0 million,
           $21.1 million, $21.2 million, $21.3 million and $21.4 million, respectively. The estimates exclude amortization expense associated with the unidentifiable intangible asset currently accounted for in accordance with SFAS No. 72, which will be accounted for under SFAS No. 147 as of October 1, 2002.
--------------------------------------------------------------------------------
5. OTHER In July 2001, Bankmont acquired First National Bancorp, Inc. and its wholly owned subsidiary, First National Bank of Joliet ("Joliet"). First National Bancorp, Inc. was merged with and into Bankmont, followed by a capital contribution of Joliet stock to the Corporation which resulted in approximately $220 million of incremental capital. The purchase price was $220.3 million. Of this amount, $101.6 million was recorded as goodwill and $50.1 million as a core deposit premium intangible with an expected life of eight years. Under the provisions of SFAS No. 142, goodwill will not be subject to periodic amortization but will be subject to annual impairment testing. On the date of acquisition, Joliet had total assets amounting to $1.1 billion, total deposits amounting to $860 million and total liabilities amounting to $1.0 billion.
--------------------------------------------------------------------------------
6. SEGMENT
REPORTING  The Corporation's segments are identified by the customers served, the products and services they offer and the channels by which the products and services are delivered. The Corporation's reportable segments are Personal and Commercial Client Group, Investment Banking Group, Private Client Group and Technology and Solutions/Corporate Support. Personal and Commercial Client Group comprises community banking, which serves individuals through a Chicagoland retail bank network and small business/lower middle-market banking. The Investment Banking Group is comprised of the Corporation's corporate banking distribution to middle-market companies across the Midwest and nationally in selected specialties and the Corporation's treasury group, which serves as the Corporation's funding unit, and cash management services. The Private Client

--------------------------------------------------------------------------------

           Group serves the needs of affluent individuals both within Chicagoland and nationally through the integrated delivery of a comprehensive offering of wealth management services, including investment management, personal trust, customized lending and financial planning. Businesses within this group include private banking, mutual fund management, retirement plan services and Harris Investment Management (the Corporation's institutional investment manager). Technology and Solutions is the technology and e-business group that provides information technology planning, strategy and development services, together with transaction-processing capabilities, and real estate operations. Corporate Support includes the corporate units that provide expertise and governance support for the Bank in areas such as law, finance, internal audit, risk management, corporate communications, human resources and learning. Corporate Support also reflects income from bank-owned insurance, inter-group eliminations and residual revenues and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments.
               Segment results are presented on a fully taxable equivalent ("FTE") basis and income tax expense is allocated to the segments by an application of the Corporation's statutory tax rate to the pretax FTE basis profit or loss of each segment. Segment data includes intersegment revenues, as well as corporate overhead costs allocated to each segment based upon estimated usage of centrally provided services. The Corporation evaluates the performance of its segments and allocates resources to them based on FTE income before income taxes.

--------------------------------------------------------------------------------

               Selected segment information is included in the following tables:

                                                                                                        Technology
                                                        Personal and   Investment                    and Solutions
                                                         Commercial       Banking   Private Client     / Corporate   Consolidated
                 Quarter Ended September 30             Client Group        Group            Group         Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2002
                 (in millions)
                 Net interest income (expense) (FTE
                   basis).............................    $  131.2      $   70.6       $   17.3        $  (12.3)       $  206.8
                 Noninterest income...................        34.2          58.2           31.7            10.6           134.7
                 Provision for loan losses............         4.0          12.0            0.1            (1.9)           14.2
                 Noninterest expense..................       105.8          47.4           39.0            19.6           211.8
                                                          --------      --------       --------        --------        --------
                 Income (loss) before income taxes....        55.6          69.4            9.9           (19.4)          115.5
                 Income taxes/FTE.....................        22.0          27.6            4.0           (13.3)           40.3
                                                          --------      --------       --------        --------        --------
                 Net income (loss)....................    $   33.6      $   41.8       $    5.9        $   (6.1)       $   75.2
                                                          ========      ========       ========        ========        ========
                 Average Assets.......................    $ 12,410      $ 12,399       $  1,525        $  1,094        $ 27,428
                                                          ========      ========       ========        ========        ========
                 Average Loans........................    $  8,979      $  5,759       $  1,350        $    177        $ 16,265
                                                          ========      ========       ========        ========        ========
                 Average Deposits.....................    $ 12,821      $  5,683       $  1,300        $   (436)       $ 19,368
                                                          ========      ========       ========        ========        ========
                 2001
                 (in millions)
                 Net interest income (expense) (FTE
                   basis).............................    $  113.7      $   90.5       $   18.9        $  (19.4)       $  203.7
                 Noninterest income...................        33.0          43.4           33.6            10.1           120.1
                 Provision for loan losses............        16.1         137.1            0.1              --           153.3
                 Noninterest expense..................        98.8          47.8           40.4            16.4           203.4
                                                          --------      --------       --------        --------        --------
                 Income (loss) before income taxes....        31.8         (51.0)          12.0           (25.7)          (32.9)
                 Income taxes/FTE.....................        11.9         (20.2)           4.9            (9.3)          (12.7)
                                                          --------      --------       --------        --------        --------
                 Net income (loss)....................    $   19.9      $  (30.8)      $    7.1        $  (16.4)       $  (20.2)
                                                          ========      ========       ========        ========        ========
                 Average Assets.......................    $ 10,698      $ 14,234       $  1,577        $  2,397        $ 28,906
                                                          ========      ========       ========        ========        ========
                 Average Loans........................    $  7,277      $  6,822       $  1,426        $    382        $ 15,907
                                                          ========      ========       ========        ========        ========
                 Average Deposits.....................    $ 11,733      $  6,541       $  1,353        $   (485)       $ 19,142
                                                          ========      ========       ========        ========        ========

--------------------------------------------------------------------------------

                                                                                                        Technology
                                                        Personal and   Investment                    and Solutions
                                                          Commercial      Banking   Private Client     / Corporate   Consolidated
                 Nine Months Ended September 30         Client Group        Group            Group         Support          Total
                 ----------------------------------------------------------------------------------------------------------------
                 2002
                 (in millions)
                 Net interest income (expense) (FTE
                   basis).............................    $  383.5      $  221.8       $   53.3        $  (34.9)       $  623.7
                 Noninterest income...................        99.9         162.8           98.9            32.9           394.5
                 Provision for loan losses............        12.0          35.8            0.3            25.5            73.6
                 Noninterest expense..................       312.9         151.2          122.5            25.3           611.9
                                                          --------      --------       --------        --------        --------
                 Income (loss) before income taxes....       158.5         197.6           29.4           (52.8)          332.7
                 Income taxes.........................        62.4          78.7           11.7           (37.3)          115.5
                                                          --------      --------       --------        --------        --------
                 Net income (loss)....................    $   96.1      $  118.9       $   17.7        $  (15.5)       $  217.2
                                                          ========      ========       ========        ========        ========
                 Average Assets.......................    $ 12,026      $ 12,546       $  1,526        $  1,385        $ 27,483
                                                          ========      ========       ========        ========        ========
                 Average Loans........................    $  8,479      $  6,123       $  1,362        $    228        $ 16,192
                                                          ========      ========       ========        ========        ========
                 Average Deposits.....................    $ 12,530      $  5,687       $  1,286        $   (342)       $ 19,161
                                                          ========      ========       ========        ========        ========
                 2001
                 (in millions)
                 Net interest income (expense) (FTE
                   basis).............................    $  313.8      $  280.9       $   54.2        $  (67.1)       $  581.8
                 Noninterest income...................        84.1         124.0          101.7            31.4           341.2
                 Provision for loan losses............        24.8         170.3            0.2              --           195.3
                 Noninterest expense..................       281.9         156.6          122.9             8.1           569.5
                                                          --------      --------       --------        --------        --------
                 Income (loss) before income taxes....        91.2          78.0           32.8           (43.8)          158.2
                 Income taxes.........................        35.7          31.2           13.5           (27.7)           52.7
                                                          --------      --------       --------        --------        --------
                 Net income (loss)....................    $   55.5      $   46.8       $   19.3        $  (16.1)       $  105.5
                                                          ========      ========       ========        ========        ========
                 Average Assets.......................    $  9,781      $ 14,925       $  1,581        $  2,299        $ 28,586
                                                          ========      ========       ========        ========        ========
                 Average Loans........................    $  6,710      $  7,357       $  1,418        $    203        $ 15,688
                                                          ========      ========       ========        ========        ========
                 Average Deposits.....................    $ 11,145      $  6,631       $  1,273        $   (296)       $ 18,753
                                                          ========      ========       ========        ========        ========

FINANCIAL REVIEW                          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------
THIRD QUARTER 2002
COMPARED WITH
THIRD QUARTER 2001
--------------------------------------------------------------------------------

SUMMARY The Corporation had third quarter 2002 net income of $75.2 million. In 2001, third quarter results were impacted by a special provision for loan losses of $125 million pre-tax, or $80.4 million after related income taxes. Including the effect of this special provision, the Corporation had a net loss of $20.2 million in third quarter 2001. Excluding the impact of the $125 million special provision for loan losses, earnings grew 25 percent in the current quarter compared to the same period a year ago.
               Cash ROE was 19.48 percent compared to 14.76 percent one year earlier, excluding the special loan loss provision. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity and the special loan loss provision, cash ROE was 20.34% compared to 15.03% last year. Cash ROA was 1.17 percent compared to 0.90 percent a year ago, excluding the special provision.
               Third quarter net interest income on a fully taxable equivalent basis was $206.8 million, up 1 percent from $203.7 million in 2001's third quarter. Average earning assets declined 5 percent to $24.50 billion from $25.73 billion in 2001, primarily attributable to a decrease in average securities available for sale of $1.50 billion, or 17 percent. Consumer, mortgage, and small business loans grew by 14 percent, although total loans increased 2 percent. Net interest margin rose to 3.36 percent from 3.15 percent in the same quarter last year, primarily reflecting the impact of the declining interest rate environment during 2001 and relatively higher levels of retail loans and deposits compared to wholesale positions.
               The third quarter provision for loan losses of $14.2 million compared to $153.3 million, including the $125 million special provision, in third quarter a year ago. Net charge-offs during the current quarter were $18.6 million compared to $30.4 million in the prior year's quarter. Most of this decline was primarily attributable to lower write-offs in the commercial loan portfolio.
               Noninterest income increased $14.5 million or 12 percent to $134.7 million for third quarter 2002 from the same quarter last year. Growth in noninterest income primarily resulted from a $12.2 million increase in net gains from sales of investment securities, and higher service charges on deposits of $4.7 million.
               Third quarter 2002 noninterest expenses of $211.8 million increased $8.4 million or 4 percent from third quarter last year. Income tax expense rose $53.7 million in the current quarter reflecting substantially higher pretax income.
               Additional commentary on the matters included in the above summary is provided in the following sections of this Report.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the third quarter of 2002 was $33.6 million, up $13.7 million from the third quarter of 2001. Prior year quarter earnings were impacted by a special provision for loan losses of $10.0 million pre-tax. Total revenue in the current quarter was $165.4 million, an increase of $18.7 million or 13 percent from $146.7 million in the year-ago quarter. The increase was primarily due to volume growth in consumer, mortgage and small business lending as well as growth in retail deposits, and higher interest margins. Noninterest expense increased $7.0 million or 7 percent to $105.8 million in the current quarter from $98.8 million in third quarter 2001. The increase was primarily due to costs in support of increased volume as well as increased pension and other employee benefits. Income taxes increased $10.1 million during the current quarter, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Investment Banking Group had net income for third quarter 2002 of $41.8 million, up from the net loss of $30.8 million a year ago. The prior year's quarterly earnings were impacted by a special provision for loan losses of $115.0 million pre-tax. Total revenue of $128.8 million decreased by $5.1 million or 4 percent from the third quarter of 2001. This decrease was primarily due to reduced loan volumes partially offset by higher security gains. Noninterest expense decreased $0.4 million to $47.4 million in the current quarter reflecting cost containment efforts. Income taxes increased by $47.8 million during the current quarter, reflecting higher pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $5.9 million in third quarter 2002, reflecting a decrease of $1.2 million or 17 percent from $7.1 million in the year-ago quarter. This quarter's earnings were impacted by $2.0 million of incentive compensation and severance payments which reduced earnings by $1.2 million. Without this charge, net income would have been on par with the prior year despite the challenging market conditions. Total revenue of $49.0 million decreased by $3.5 million or 7 percent from $52.5 million in 2001. This decrease in revenue is a reflection of the current stock market conditions which have resulted in decreased asset values under management and a decline in new business opportunities. Noninterest expense decreased $1.4 million or 3 percent to $39.0 million in the current quarter. The quarter's expenses of $39.0 million included $2.0 million in incentive compensation and severance payments, which offset the expense reductions of $3.4 million that resulted from cost containment efforts. Income taxes decreased by $0.9 million during the quarter, reflecting lower pretax income.

           TECHNOLOGY AND SOLUTIONS/CORPORATE SUPPORT
           Technology and Solutions/Corporate Support has a net loss for the third quarter 2002 of $6.1 million compared to a net loss of $16.4 million a year ago. Total revenue increased $7.6 million primarily from the declining interest rate environment, which has lowered the funding cost of the segment's non-earning assets. The amount of the Corporation's overall provision for loan losses was determined so that the allowance for loan losses was maintained at a level sufficient to cover losses inherent in the consolidated loan portfolio. Provisions are allocated to the operating segments based on average historical losses over a complete economic cycle. The differences between the total of the Corporation's business line allocation of provisions and its total required provisions under generally accepted accounting principles are allocated to Corporate Support. Compared with the third quarter of the prior year, the current quarter's provision for loan losses in Corporate Support increased. In 2001, the excess of actual provisions over average historical losses was charged to the operating segments to which they related, rather than to Corporate Support. For further provision information, see the discussion in the Allowance for Possible Loan Losses section on page 21 of this Report. Noninterest expense increased $3.2 million in the current quarter, primarily due to costs associated with business initiatives. Income tax benefits increased by $4.0 million during the quarter.

--------------------------------------------------------------------------------

CONSOLIDATED STATISTICAL SUMMARY          Harris Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                             Quarter Ended September 30            Nine Months Ended September 30
                                                 --------------------------------------    --------------------------------------
Daily Average Balances (in millions)                   2002                        2001                 2002                 2001
Average Rates Earned and Paid                    -----------------    -----------------    -----------------    -----------------
(fully taxable equivalent basis)                 Balances    Rates    Balances    Rates    Balances    Rates    Balances    Rates
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market assets:
  Interest-bearing deposits at banks.........    $   325     0.85%    $   193     3.15%    $   262     0.64%    $   182     2.22%
  Federal funds sold and securities purchased
    under agreement to resell................        321     1.81         517     3.24         432     1.78         362     4.16
                                                 -------              -------              -------              -------
      Total money market assets..............        646     1.33         710     3.22         694     1.35         544     3.51
Trading account assets.......................         68     4.08          72     6.47          53     5.11          65     6.65
Securities available-for-sale: (1)(2)
  U.S. Treasury and Federal agency...........      6,818     3.95       8,241     5.42       6,857     4.39       8,366     5.93
  State and municipal........................        550     6.52         543     6.77         561     6.46         504     6.88
  Other......................................        144     8.27         227     6.03         144     8.32         227     6.45
                                                 -------              -------              -------              -------
      Total securities available-for-sale....      7,512     4.22       9,011     5.52       7,562     4.62       9,097     5.99
Loans, net of unearned income................     16,265     5.67      15,907     6.82      16,192     5.67      15,688     7.48
Loans held for sale..........................          5                   32                    5                   50
                                                 -------              -------              -------              -------
      TOTAL INTEREST-EARNING ASSETS..........     24,496     5.11      25,732     6.26      24,506     5.22      25,444     6.84
                                                 -------              -------              -------              -------
Cash and demand balances due from banks......        953                1,023                  966                1,053
Other assets.................................      1,979                2,151                2,011                2,089
                                                 -------              -------              -------              -------
      Total assets...........................    $27,428              $28,906              $27,483              $28,586
                                                 =======              =======              =======              =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Interest checking deposits and money market
  accounts...................................    $ 5,984     1.02     $ 5,821     2.48     $ 5,914     1.10     $ 5,580     2.96
Savings deposits and certificates............      7,779     2.63       6,114     4.31       7,323     2.79       5,880     4.79
Other time deposits..........................      1,852     2.06       1,537     3.81       1,782     2.06       1,533     4.75
Foreign office time deposits.................        873     1.61       1,899     3.68       1,138     1.67       2,145     4.70
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING DEPOSITS........     16,488     1.93      15,371     3.49      16,157     2.01      15,138     4.10
Short-term borrowings........................      4,562     1.54       6,212     3.48       4,788     1.70       6,480     4.26
Minority interest -- preferred stock of
  subsidiary.................................        250     7.31         250     7.33         250     7.40         250     7.40
Long-term notes..............................        760     2.88         607     4.74         706     2.30         556     5.95
                                                 -------              -------              -------              -------
      TOTAL INTEREST-BEARING LIABILITIES.....     22,060     1.94      22,440     3.56      21,901     2.04      22,424     4.30
Noninterest-bearing deposits.................      2,880                3,771                3,004                3,615
Other liabilities............................        365                  495                  396                  454
Stockholder's equity.........................      2,123                2,200                2,182                2,093
                                                 -------              -------              -------              -------
      Total liabilities and stockholder's
        equity...............................    $27,428              $28,906              $27,483              $28,586
                                                 =======              =======              =======              =======
NET INTEREST MARGIN (RELATED TO AVERAGE
  INTEREST-EARNING ASSETS)...................                3.36%                3.15%                3.40%                3.06%
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

--------------------------------------------------------------------------------

NET INTEREST
INCOME

                                                                                                        Nine Months Ended
                                                                  Quarter Ended September 30              September 30
                                                                  ---------------------------       -------------------------
                 (in thousands)                                      2002             2001            2002            2001
                 ------------------------------------------------------------------------------------------------------------
                 Interest income..............................     $307,100         $396,533        $935,163       $1,274,992
                 Fully taxable equivalent adjustment..........        7,628            8,532          22,464           28,049
                                                                   --------         --------        --------       ----------
                 Interest income (fully taxable equivalent
                   basis).....................................      314,728          405,065         957,627        1,303,041
                 Interest expense.............................      107,970          201,357         333,961          721,287
                                                                   --------         --------        --------       ----------
                   Net interest income (fully taxable
                     equivalent basis)........................     $206,758         $203,708        $623,666       $  581,754
                                                                   ========         ========        ========       ==========
                 Increase (decrease) due to change in:
                   Volume.....................................     $(10,076)        $  3,136        $(21,675)      $   12,372
                   Rate.......................................       13,126           26,421          63,587           48,642
                                                                   --------         --------        --------       ----------
                       Total increase in net interest
                          income..............................     $  3,050         $ 29,557        $ 41,912       $   61,014
                                                                   ========         ========        ========       ==========

               Third quarter net interest income on a fully taxable equivalent
           (FTE) basis was $206.8 million, up 1 percent from $203.7 million in third quarter 2001. The change in net interest income is typically explained by analyzing its two principal components, net interest margin and average earning assets. Net interest margin is annualized net interest income on a FTE basis over average interest earning assets. Average earning assets represent the average volume of assets employed by the Corporation which generate interest income.
               Net interest margin rose from 3.15 percent in third quarter 2001 to 3.36 percent in the current quarter, reflecting the impact of a declining interest rate environment during 2001 and relatively higher levels of retail loans and deposits compared to wholesale positions.
               Average earning assets declined 5 percent to $24.50 billion from $25.73 billion in 2001. Average securities available-for-sale decreased $1.50 billion primarily due to declines in mortgage backed securities. Average loans rose $357 million, or 2 percent. Installment and real estate mortgage loans were the most significant contributors to the loan growth with respective increases of $879 million and $364 million, somewhat offset by a decline in commercial loans of $690 million compared to 2001 levels.
               Average supporting liabilities declined 5 percent due to short-term borrowings and foreign office time deposits declines of $1.65 billion and $1.03 billion, respectively, offset by an increase in savings deposits and certificates of $1.66 billion from 2001 levels.

--------------------------------------------------------------------------------
AVERAGE EARNING
ASSETS -- NET
INTEREST MARGIN

                                                                       Quarter Ended September 30
                                                           --------------------------------------
             Daily Average Balances (in millions)                       2002                 2001
             Average Rates Earned and Paid                 -----------------    -----------------
             (fully taxable equivalent basis)              Balances    Rates    Balances    Rates
-------------------------------------------------------------------------------------------------
             Interest-earning assets...................    $24,496     5.11%    $25,732     6.26%
                                                           =======              =======
             Interest-bearing liabilities..............    $22,060     1.94     $22,440     3.56
             Noninterest-bearing sources of funds......      2,436                3,292
                                                           -------              -------
                   Total supporting liabilities........    $24,496     1.75     $25,732     3.11
                                                           =======              =======
             Net interest margin (related to average
               interest-earning assets)................                3.36%                3.15%
                                                                       ====                 ====

                                                                 Nine Months Ended September 30
                                                         --------------------------------------
             Daily Average Balances (in millions)                     2002                 2001
             Average Rates Earned and Paid               -----------------    -----------------
             (fully taxable equivalent basis)            Balances    Rates    Balances    Rates
-------------------------------------------------------  --------------------------------------
             Interest-earning assets...................  $24,506     5.22%    $25,444     6.84%
                                                         =======              =======
             Interest-bearing liabilities..............  $21,901     2.04     $22,424     4.30
             Noninterest-bearing sources of funds......    2,605                3,020
                                                         -------              -------
                   Total supporting liabilities........  $24,506     1.82     $25,444     3.78
                                                         =======              =======
             Net interest margin (related to average
               interest-earning assets)................              3.40%                3.06%
                                                                     ====                 ====

--------------------------------------------------------------------------------

                                                               Quarter           Increase             Nine Months          Increase
NONINTEREST                                         Ended September 30         (Decrease)      Ended September 30        (Decrease)
INCOME                                            --------------------    ---------------    --------------------    --------------
                  (in thousands)                      2002        2001     Amount       %        2002        2001     Amount      %
                  -----------------------------------------------------------------------------------------------------------------
                  Trust and investment
                    management fees...........    $ 28,283    $ 29,482    $(1,199)     (4)   $ 86,406    $ 89,842    $(3,436)    (4)
                  Money market and bond
                    trading...................       3,236       4,226       (990)    (23)      7,137      14,108     (6,971)   (49)
                  Foreign exchange............         (69)      1,885     (1,954)   (104)      3,615       5,280     (1,665)   (32)
                  Service fees and charges....      37,487      32,767      4,720      14     113,444      89,541     23,903     27
                  Securities gains............      22,649      10,409     12,240     118      62,572      33,133     29,439     89
                  Bank-owned insurance........      13,693      11,859      1,834      15      38,976      35,183      3,793     11
                  Foreign fees................       6,360       5,253      1,107      21      18,378      15,706      2,672     17
                  Other.......................      23,030      24,266     (1,236)     (5)     63,952      58,381      5,571     10
                                                  --------    --------    -------            --------    --------    -------
                  Total noninterest income....    $134,669    $120,147    $14,522      12    $394,480    $341,174    $53,306     16
                                                  ========    ========    =======            ========    ========    =======

           Noninterest income for the third quarter of 2002 was $134.7 million, an increase of $14.5 million or 12 percent from the third quarter of 2001. Growth in noninterest income primarily resulted from a $12.2 million increase in net gains from sales of investment securities, and higher service charges on deposits.

--------------------------------------------------------------------------------

                                                               Quarter          Increase             Nine Months          Increase
NONINTEREST                                         Ended September 30        (Decrease)      Ended September 30        (Decrease)
EXPENSES AND                                      --------------------    --------------    --------------------    --------------
INCOME TAXES      (in thousands)                    2002          2001     Amount      %        2002        2001     Amount      %
                  ----------------------------------------------------------------------------------------------------------------
                  Salaries and other
                    compensation..............    $106,821    $ 98,945    $ 7,876      8    $298,227    $279,701    $18,526      7
                  Pension, profit sharing and
                    other employee benefits...      20,795      17,103      3,692     22      62,900      52,007     10,893     21
                  Net occupancy...............      15,943      13,683      2,260     17      44,383      40,444      3,939     10
                  Equipment...................      15,017      14,330        687      5      43,470      42,404      1,066      3
                  Marketing...................       7,745      10,879     (3,134)   (29)     23,960      27,988     (4,028)   (14)
                  Communication and
                    delivery..................       6,122       5,737        385      7      18,439      16,536      1,903     12
                  Expert services.............       8,832       8,332        500      6      22,786      20,105      2,681     13
                  Contract programming........       7,816       7,748         68      1      21,347      19,822      1,525      8
                  Other.......................      15,081      19,331     (4,250)   (22)     53,696      50,307      3,389      7
                                                  --------    --------    -------           --------    --------    -------
                                                   204,172     196,088      8,084      4     589,208     549,314     39,894      7
                  Amortization of goodwill and
                    other valuation
                    intangibles...............       7,634       7,321        313      4      22,689      20,217      2,472     12
                                                  --------    --------    -------           --------    --------    -------
                  Total noninterest
                    expenses..................    $211,806    $203,409    $ 8,397      4    $611,897    $569,531    $42,366      7
                                                  ========    ========    =======           ========    ========    =======
                  Provision (benefit) for
                    income taxes..............    $ 32,596    $(21,144)   $53,740    254    $ 92,999    $ 24,479    $68,520    280
                                                  ========    ========    =======           ========    ========    =======

           Third quarter 2002 noninterest expenses were $211.8 million compared to $203.4 million in third quarter a year ago, a 4% increase. Growth in noninterest expenses primarily resulted from higher levels of incentive compensation, severance payments and pension expense, offset by decreases in nonemployee-related costs. Income tax expense rose $53.7 million in the current quarter reflecting substantially higher pretax income. Included in the nine months ended September 30, 2002 is a one-time cost associated with disposition of the Corporation's New York trust subsidiary following sale of the corporate trust business in 2000.

--------------------------------------------------------------------------------

CAPITAL
POSITION The Corporation's total equity capital at September 30, 2002 was $2.19 billion, compared with $2.20 billion and $2.21 billion at December 31, 2001 and September 30, 2001, respectively. Excluding adjustments for unrealized gains and losses from securities available-for-sale and cash flow hedges, total equity decreased $28.1 million from September 30, 2001. During the preceding twelve months, the Corporation declared common and preferred dividends of $296.0 million and $18.0 million, respectively. Common dividends reflect the Corporation's continued strong capital position in addition to declines in average assets, primarily investment portfolio securities and commercial loans.
               In February 1998, Harris Preferred Capital Corporation, a wholly-owned indirect subsidiary of HTSB, issued $250 million of noncumulative preferred stock in a public offering. The preferred stock qualifies as Tier 1 capital at both HTSB and the Corporation for U.S. banking regulatory purposes.
               U.S. banking regulators issued risk-based capital guidelines, based on the international "Basel Committee" agreement, which are applicable to all U.S. banks and bank holding companies. These guidelines serve to: 1) establish a uniform capital framework which is more sensitive to risk factors, including off-balance sheet exposures; 2) promote the strengthening of capital positions; and 3) diminish a source of competitive inequality arising from differences in supervisory requirements among countries. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.
               Risk-based capital guidelines define total capital to consist of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must equal at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The Corporation's Tier 1 and total risk-based capital ratios were 8.81 percent and
           11.72 percent, respectively, at September 30, 2002. HTSB's Tier 1 and total risk-based capital ratios were 10.06 percent and 12.49 percent, respectively, at September 30, 2002.
               Another regulatory capital measure, the Tier 1 leverage ratio, is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve Board established a minimum ratio of 4 percent for most holding companies. The Corporation's and HTSB's Tier 1 leverage ratios were 7.46 percent and 8.98 percent, respectively, for the third quarter of 2002.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 contains several provisions that establish five capital categories for all FDIC-insured institutions ranging from "well capitalized" to "critically undercapitalized." Based on those regulations effective at September 30, 2002, all of the Corporation's subsidiary banks were designated as "well capitalized," the highest capital category.
               Capital adequacy guidelines generally restrict the inclusion of intangible assets in Tier 1 capital; however, servicing assets and the premium on purchased credit card relationships may be included with (i.e., not deducted from) Tier 1 capital provided that certain percentage limitations are not violated. Identifiable intangibles acquired before February 19, 1992 continue to be included with Tier 1 capital. All other intangibles (including core deposit premiums and goodwill), along with amounts in excess of the above limits, are deducted from Tier 1 capital for purposes of risk-based and leverage capital ratio calculations. At September 30, 2002, the Corporation's intangible assets totaled $340 million, including approximately $306 million of intangibles excluded under capital guidelines. The Corporation's and HTSB's tangible Tier 1 leverage ratios (which exclude all intangibles) were 7.35 percent and 8.88 percent, respectively, for the third quarter of 2002.

--------------------------------------------------------------------------------

               The following is a summary of the Corporation's capital ratios:

                                                                                 September    December 31      September
                 (In thousands)                                                       2002           2001           2001
                 -------------------------------------------------------------------------------------------------------
                 Total assets (end of period)..............................    $30,090,596    $29,046,107    $29,220,453
                                                                               ===========    ===========    ===========
                 Average assets (quarter)..................................    $27,428,097    $28,746,327    $28,906,084
                                                                               ===========    ===========    ===========
                 Risk-based on-balance sheet assets........................    $18,605,373    $17,861,350    $18,362,108
                                                                               ===========    ===========    ===========
                 Risk-based off-balance sheet assets.......................    $ 4,624,552    $ 4,713,522    $ 4,745,608
                                                                               ===========    ===========    ===========
                       Total risk-based assets, net of deductions (based on
                          regulatory accounting principles)................    $22,908,970    $22,228,871    $22,732,144
                                                                               ===========    ===========    ===========
                 Tier 1 capital............................................    $ 2,018,010    $ 2,067,205    $ 1,997,258
                                                                               ===========    ===========    ===========
                 Supplementary capital.....................................    $   668,173    $   670,011    $   687,768
                                                                               ===========    ===========    ===========
                       Total capital, net of deductions (based on
                          regulatory accounting principles)................    $ 2,685,375    $ 2,736,424    $ 2,684,227
                                                                               ===========    ===========    ===========
                 Tier 1 leverage ratio.....................................           7.46%          7.32%          7.01%
                 Risk-based capital ratios
                   Tier 1..................................................           8.81%          9.30%          8.79%
                   Total...................................................          11.72%         12.31%         11.81%

--------------------------------------------------------------------------------
NONPERFORMING
ASSETS

                                                                        September 30        June 30       September 30
                 (In thousands)                                                 2002           2002               2001
                 -----------------------------------------------------------------------------------------------------
                 Nonaccrual loans................................        $ 187,870         $193,398        $ 202,908
                 Restructured loans..............................               28              812            2,361
                                                                         ---------         --------        ---------
                       Total nonperforming loans.................          187,898          194,210          205,269
                 Other assets received in satisfaction of debt...            2,884            2,012            2,304
                                                                         ---------         --------        ---------
                       Total nonperforming assets................        $ 190,782         $196,222        $ 207,573
                                                                         =========         ========        =========
                 Nonperforming loans to total loans (end of
                   period).......................................             1.15%            1.20%            1.26%
                 Nonperforming assets to total loans (end of
                   period).......................................             1.16%            1.22%            1.28%
                                                                         =========         ========        =========
                 90-day past due loans still accruing interest...        $  31,430         $ 17,695        $  22,547
                                                                         =========         ========        =========

           Nonperforming assets consist of loans placed on nonaccrual status when collection of principal or interest is uncertain, restructured loans on which interest is being accrued but which have terms that have been renegotiated to provide for a reduction of interest or principal, and real estate or other assets which have been acquired in full or partial settlement of defaulted loans. These assets, as a group, are not earning at rates comparable to earning assets.
               Nonperforming assets at September 30, 2002 totaled $191 million, or 1.16 percent of total loans, down from $196 million or 1.22 percent of total loans at June 30, 2002 and from $208 million or 1.28 percent of total loans a year ago.
               Interest shortfall for the quarter ended September 30, 2002 was $3.5 million compared to $4.8 million one year earlier.
               Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Impaired loans are measured by the Corporation at the present value of expected future cash flows or, alternatively, at the fair value of collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received and only if collection of the entire principal balance is expected. Interest income on restructured loans is accrued according to the most recently agreed-upon contractual terms. The average impaired loan balance for the quarter ended

--------------------------------------------------------------------------------

           September 30, 2002 was $201 million up from $128 million for the quarter ended September 30, 2001. The average impaired loan balance for the nine months ended September 30, 2002 was $207 million compared to $147 million for the nine months ended September 30, 2001.

                                                                                               Impaired Loans
                                                                         Impaired Loans    For Which There Is
                                                                     For Which There Is            No Related             Total
                 (In thousands)                                       Related Allowance             Allowance    Impaired Loans
                 --------------------------------------------------------------------------------------------------------------
                 September 30, 2002
                 Balance.........................................         $ 138,542             $  49,356          $ 187,898
                 Related allowance...............................            67,423                    --             67,423
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  71,119             $  49,356          $ 120,475
                                                                          =========             =========          =========
                 December 31, 2001
                 Balance.........................................         $ 166,413             $  48,383          $ 214,796
                 Related allowance...............................            97,798                    --             97,798
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  68,615             $  48,383          $ 116,998
                                                                          =========             =========          =========
                 September 30, 2001
                 Balance.........................................         $ 159,326             $  45,943          $ 205,269
                 Related allowance...............................            73,999                    --             73,999
                                                                          ---------             ---------          ---------
                 Balance, net of allowance.......................         $  85,327             $  45,943          $ 131,270
                                                                          =========             =========          =========

--------------------------------------------------------------------------------

ALLOWANCE FOR                                                     Quarter Ended September 30          Nine Months Ended September 30
POSSIBLE LOAN                                                    ---------------------------         -------------------------------
LOSSES             (in thousands)                                     2002              2001                2002                2001
                   -----------------------------------------------------------------------------------------------------------------
                   Balance, beginning of period..............    $289,922          $166,827           $292,278            $170,417
                                                                 --------          --------           --------            --------
                   Charge-offs...............................     (21,703)          (32,665)           (96,015)            (80,892)
                   Recoveries................................       3,089             2,261             15,627               4,855
                                                                 --------          --------           --------            --------
                   Net charge-offs...........................     (18,614)          (30,404)           (80,388)            (76,037)
                   Provision charged to operations...........      14,176           153,296             73,594             195,339
                   Allowance related to acquired loans.......          --             6,274                 --               6,274
                                                                 --------          --------           --------            --------
                   Balance at September 30...................    $285,484          $295,993           $285,484            $295,993
                                                                 ========          ========           ========            ========
                   Net charge-offs as a percentage of
                     provision charged to operations.........         131%               20%               109%                 39%
                   Allowance for possible loan losses to
                     nonperforming loans (period-end)........         152%              144%
                   Allowance for possible loan losses to
                     nonperforming assets (period-end).......         150%              143%
                   Allowance for possible loan losses to
                     total loans outstanding (period-end)....        1.74%             1.82%

           The Corporation's provision for loan losses for the current quarter was $14.2 million, down $139.1 million from the $153.3 million reported for last year's third quarter, when the Corporation recognized a $125 million special provision due to the economic deterioration experienced in 2001, which was primarily centered in the Commercial and Industrial loan portfolios. Excluding the impact of the special charge, provisions for the current quarter declined by $14.1 million, or 50 percent, reflecting reduced charge-off activity.
               On a year-to-date basis, provisions totaled $73.6 million, representing a 5 percent increase over the $70.3 million reported for the first nine months of 2001 (excluding the $125.0 million special provision). When factoring in the special charge, provisions declined by $121.7 million on a year-over-year basis. The year-to-date total reflects increased net charge-off activity in the first quarter of 2002, which moderated into the second and third quarters, as the U.S. economy moved into a modest recovery.
               Net charge-offs for the current quarter totaled $18.6 million, or
           0.46 percent of average loans annualized, compared to $30.4 million or 0.76 percent of average loans annualized a year ago. On a year-to-date basis, net charge-offs measured $80.4 million, up 6 percent over the amount reported for the first nine months of 2001. This increase was attributable to the commercial loan portfolio and, to a large extent, was experienced during the first two quarters of 2002.
               At September 30, 2002, the allowance for possible loan losses was $285 million, equal to 1.74 percent of loans outstanding, compared to $296 million, or 1.82 percent of total loans, one year ago. The allowance's coverage of nonperforming loans strengthened from 144 percent at September 30, 2001, to 152 percent at September 30, 2002. This improved coverage reflected a $17.4 million, or 8 percent, decline in non-performing loans as of the current quarter-end relative to a year ago, which more than offset the 4 percent contraction in the reserve balance. Nonperforming loans at September 30, 2002 totaled $187.9 million, as compared to $205.3 million at September 30, 2001.
               Management's assessment of the adequacy of the loan loss reserve continues to be based upon an ongoing review of the Corporation's loan portfolio, using both historical and prospective quantitative factors with certain qualitative adjustments. The economic recovery remains tentative, due primarily to continued weak business investment. Similarly, consumer confidence has shown signs of weakness which, when combined with

--------------------------------------------------------------------------------

           continued volatility in the stock market, suggests that the economic recovery will not likely escalate until mid-2003. Based on this economic outlook and the predictable lag in its positive effect, the Corporation expects non-performing loans to remain relatively stable, with some fluctuation around a gradually declining trend line. Given the uncertainty in the current economic environment, management will continually assess trends in net charge-offs and non-performing loans in conjunction with its ongoing assessment of required provisioning.
--------------------------------------------------------------------------------
LIQUIDITY AND
SOURCES OF
FUNDS Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds, or modify their credit needs. The Corporation manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities, the composition of managed and other (primarily demand) liabilities, and prospective customer demand based upon knowledge of major customers and overall economic conditions. Appropriate responses to changes in these conditions preserve customer confidence in the ability of the Corporation to continually serve their credit and deposit withdrawal requirements. Some level of liquidity is provided by maintaining assets which mature within a short timeframe or could be sold quickly without significant loss. The Corporation's liquid assets include cash and demand balances due from banks, money market assets, securities available-for-sale and trading account assets. Liquid assets represented approximately 38 percent of the Corporation's total assets and amounted to $11.54 billion at September 30, 2002. However, the most important source of liquidity is the ability to raise funds, as required, in a variety of markets using multiple instruments.
               The Corporation, in connection with the issuance of commercial paper and for other corporate purposes, had a $150 million revolving credit agreement with five nonaffiliated banks and Bank of Montreal ("BMO") that terminated on December 8, 2001. At that time, the Corporation renewed the $150 million revolving credit agreement, which will expire on December 7, 2002. There were no borrowings under either credit facility in year-to-date 2002 or 2001.
               The Corporation's average volume of core deposits, consisting of domestic and foreign demand deposits, interest checking deposits, money market accounts, passbook and statement savings accounts, savings certificates and noninterest-bearing time deposits increased from $15.71 billion or 62 percent of total non-equity funding at September 30, 2001 to $16.64 billion or 70 percent of total non-equity funding at September 30, 2002. Passbook and savings accounts experienced the largest growth, up $1.49 billion or 74 percent over September 30, 2001 levels. Savings certificates and money market deposit accounts increased by $170 million or 4 percent and $368 million or 7 percent over second quarter 2001 levels, respectively. Interest checking deposits decreased by $103 million or 20 percent to $402 million. Domestic and foreign demand deposits decreased by $994 million or 26 percent to $2.82 billion. The quarterly average volume of wholesale deposits and short-term borrowings decreased from $9.65 billion or 38 percent of total non-equity funding at September 30, 2001 to $7.29 billion or 30 percent of total non-equity funding at September 30, 2002. Total deposits averaged $19.37 billion in the second quarter of 2002, an increase of $226 million compared to the same quarter last year.
               Average money market assets in the third quarter of 2002 decreased $64 million or 9 percent from the same quarter last year. These assets represented 3 percent of average earning assets in 2002. Average money market liabilities decreased 19 percent to $4.25 billion this quarter from $5.26 billion in the same quarter last year.
               HTSB offers to institutional investors, from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from 14 days to 15 years. The notes are subordinated to deposits and rank pari passu with all other senior unsecured indebtedness of HTSB. As of September 30, 2002, $100 million of senior notes were outstanding compared to $910 million at September 30, 2001. The decline reflects the availability of lower-cost sources of funds.

--------------------------------------------------------------------------------

FORWARD-
LOOKING
INFORMATION
           This Report contains certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Corporation's management, as well as estimates and assumptions made by the Corporation's management. Forward-looking statements, which describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "project," "target," and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, legislative or regulatory environment, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas, unforeseen business risks and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. The Corporation assumes no obligation to update any such forward-looking statements.
--------------------------------------------------------------------------------
MARKET RISK
MANAGEMENT As described in the Corporation's Form 10-K for the year ended
           December 31, 2001, the Corporation's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Corporation manages market risk since December 31, 2001.
--------------------------------------------------------------------------------
HARRIS
BANKCORP,
INC. AND
SUBSIDIARIES
NINE MONTHS
ENDED
SEPTEMBER 30,
2002
COMPARED
WITH 2001  The Corporation's earnings for the nine months ended September 30,
           2002 were $217.2 million. Year-to-year comparative results were affected by a special loan loss provision of $125 million in third quarter 2001. Excluding the impact of the special provision, earnings grew 17 percent for the first nine months of 2002.
               Cash ROE was 18.31 percent, up from 15.65 percent last year, excluding the special loan loss provision. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity and the special loan loss provision, cash ROE increased 304 basis points from last year. Cash ROA was 1.14 percent compared to 0.94 percent a year ago, excluding the special loan loss provision.
               Net interest income on a fully taxable equivalent basis was $623.7 million in the current period, an increase of $41.9 million or 7 percent from the 2001 year-to-date period. Net interest margin rose to 3.40 percent from 3.06 percent in the same period a year ago. Average earning assets declined 4 percent to $24.50 billion from $25.44 billion in 2001, primarily attributable to a decrease in average securities available for sale of $1.54 billion. Total loans increased $504 million or 3 percent, with strong growth in consumer, mortgage, and small business credits more than offsetting a decline in the commercial loan portfolio.
               The year-to-date 2002 provision for loan losses of $73.6 million was down from $195.3 million a year ago, which included the $125 million special provision. Net charge-offs were $80.4 million, an increase of $4.4 million from last year.
               Noninterest income of $394.5 million up $53.3 million or 16 percent from the same period last year. Most of this increase was the result of additional net gains of $29.4 million from securities sales and higher service charge fees of $23.9 million.
               Noninterest expenses of $611.9 million increased $42.4 million or 7 percent from a year ago. Excluding the impact of the Joliet acquisition in third quarter 2001, noninterest expenses rose 4 percent in the nine month period ended September 30, 2002. Income tax expense increased $68.5 million, reflecting substantially higher pretax income in the current year.

--------------------------------------------------------------------------------

OPERATING
SEGMENT
REVIEW     PERSONAL AND COMMERCIAL CLIENT GROUP
           Net income for Personal and Commercial Client Group in the nine month period of 2002 was $96.1 million, up $40.6 million from the year-ago period. Prior year earnings were impacted by a special provision for loan losses of $10.0 million pre-tax. Total revenue was $483.4 million, an increase of $85.5 million or 21 percent from $397.9 million in 2001. The increase in revenue was primarily due to volume growth in consumer, mortgage and small business lending as well as growth in retail deposits, higher interest margins and the acquisition of Joliet. Noninterest expense of $312.9 million increased $31.0 million from 2001, as a result of the acquisition of Joliet and costs in support of increased volume. Income taxes increased by $26.7 million in the current year, reflecting higher pretax income.

           INVESTMENT BANKING GROUP
           Net income for Investment Banking Group was $118.9 million in 2002, an increase of $72.1 million from $46.8 million a year ago. Prior year earnings were impacted by a special provision for loan losses of $115.0 million pre-tax. Total revenue of $384.6 million decreased by $20.3 million or 5 percent from 2001 primarily due to reduced loan volumes partially offset by higher security gains. Noninterest expense decreased $5.4 million to $151.2 million in the current year reflecting cost containment efforts. Income taxes increased by $47.5 million during the year, reflecting higher pretax income.

           PRIVATE CLIENT GROUP
           Net income for Private Client Group was $17.7 million in 2002, a decrease of $1.6 million or 8 percent from $19.3 million a year ago. This year's results include severance payments of $2.0 million which impacted net income by $1.2 million. Excluding the severance payments, the results were $0.4 million below the prior year. Total revenue of $152.2 million decreased by $3.7 million from 2001. This decrease in revenue is attributable to the impact of current market conditions and a decline in new business opportunities. Noninterest expense decreased $0.4 million, including the $2.0 million in severance payments. Income taxes decreased by $1.8 million during the year, reflecting lower pretax income.

           TECHNOLOGY AND SOLUTIONS/CORPORATE SUPPORT
           Technology and Solutions/Corporate Support had a net loss for the nine month period of $15.5 million, compared to a net loss of $16.0 million in 2001. Total revenue increased $33.7 million from 2001. This increase in revenue is primarily reflective of the declining interest rate environment, which has lowered the funding cost on the segment's non-earning assets, as well as increased securities gains and higher death benefits from bank-owned insurance. Provision for loan losses increased $25.5 million due to the change to expected loss methodology. The Corporation's overall provision for loan losses was determined in order to maintain the allowance for loan losses at a level sufficient to cover losses inherent in the consolidated loan portfolio. Provisions are allocated to the operating segments based on average historical losses over a complete economic cycle. The differences between the total of the Corporation's business line allocation of provisions and its total required provisions under generally accepted accounting principles are allocated to Corporate Support. For further provision information, see the discussion of the Allowance for Possible Loan Losses section on page 21 of this Report. Noninterest expense increased $17.2 million to $25.3 million in the current year, primarily due to costs associated with business initiatives and the $5.5 million one-time cost associated with disposition of the Corporation's New York trust subsidiary following the sale of the corporate trust business in 2000. Income tax benefits increased $9.6 million in the current year.

--------------------------------------------------------------------------------

CONTROLS AND
PROCEDURES Within 90 days prior to the filing of this Report, Frank J. Techar,
           President and Chief Executive Officer of the Corporation, Pamela C. Piarowski, the Chief Financial Officer of the Corporation, and Paul
           R. Skubic, the Chief Accounting Officer of the Corporation, evaluated the effectiveness of the disclosure controls and procedures of the Corporation and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation including any corrective action with regard to significant deficiencies and material weaknesses.

                                                                          Harris
Bankcorp, Inc. and Subsidiaries
--------------------------------------------------------------------------------

HARRIS BANKCORP, INC.

111 West Monroe Street
Chicago, Illinois 60603
------------------------------

HARRIS BANKCORP, INC.
EXECUTIVE OFFICERS

Frank J. Techar
President and
Chief Executive Officer

Edward W. Lyman
Vice Chair of the Board
------------------------------

HARRIS BANKCORP, INC.
BOARD OF DIRECTORS

Alan G. McNally
Chairman of the Board

Frank J. Techar
President and
Chief Executive Officer

Edward W. Lyman
Vice Chair of the Board

Pastora San Juan Cafferty
Professor
University of Chicago
School of Social Services Administration

Haven E. Cockerham
Senior Vice President
Human Resources
R.R. Donnelley & Sons Company

F. Anthony Comper
Chairman and
Chief Executive Officer
Bank of Montreal

Susan T. Congalton
Chairman of the Board
California AmForge Corporation

William A. Downe
Deputy Chairman
Bank of Montreal
Chief Executive Officer
Bankmont Financial Corp.

Wilbur H. Gantz
Former Chairman of the Board
and Chief Executive Officer
PathoGenesis Corporation

James J. Glasser
Chairman Emeritus
GATX Corporation

Dr. Leo M. Henikoff
President Emeritus
Rush University
Former President and
Chief Executive Officer
Rush-Presbyterian-St. Luke's Medical Center

Richard M. Jaffee
Chairman
Oil-Dri Corporation of America

Charles H. Shaw
Chairman
The Shaw Company

Richard E. Terry
Former Chairman and
Chief Executive Officer
Peoples Energy Corporation
------------------------------

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